Form 10-K
period 1996-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1996-07-15
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---  ACT OF 1934

For the fiscal year ended March 31, 1996

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-89968

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
            (Exact name of registrant as specified in their charter)

              Delaware                                   13-3809869
- - ------------------------------------      ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


 625 Madison Avenue, New York, New York                                 10022
- - ---------------------------------------                              ---------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Title of Class
     --------------
     Limited Partnership Interests and Beneficial Assignment Certificates

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                   -----     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     None

                                    PART I

Item 1. Business.

General
- - -------

     Independence Tax Credit Plus L.P. IV (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on February 22, 1995. The General Partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner").

     On July 6, 1995 the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"), managed by Related Equities Corporation (the "Dealer Manager"), pursuant to a prospectus dated July 6, 1995, (the "Prospectus").

     As of March 31, 1996 the Partnership has received $27,333,000 of Gross Proceeds of the Offering from 1,564 investors ("BACs holders").

     The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 1996 the Partnership acquired an interest in one Local Partnership. The one Local Partnership was acquired during the year ended March 31, 1996 for a total purchase price of approximately $932,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $70,000), all of which remains to be paid. The Partnership has approximately $20,728,000 available for future investments. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. See Item 2, Properties, below.

     The Partnership has been formed to invest in low income Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Rehabilitation Tax Credits ("Historic Complexes"). The investment objectives of the Partnership are described below.

     1. Entitle qualified BACs holders to Housing Tax Credits over the Credit Period with respect to each Apartment Complex.

     2. Preserve and protect the Partnership's capital.

     3. Participate in any capital appreciation in the value of the Properties and provide distributions of Sale or Refinancing Proceeds upon the disposition of the Properties.

     4. Allocate passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocate passive losses to corporate BACs holders to offset business income.

     One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period"). The Local Partnership in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of

"recapture" if its Property fails to remain in compliance with the Tax Credit requirements. The Local Partnership in which the Partnership has acquired an interest has not suffered an event of recapture.

     There can be no assurance that the Partnership will achieve its investment objectives as described above.

Competition
- - -----------

     The real estate business is highly competitive and substantially all of the properties acquired and to be acquired by the Partnership are expected to have active competition from similar properties in their respective vicinities. The Partnership will compete in the acquisition of properties with many other entities engaged in real estate investment activities, some of which have greater assets than the Partnership. In addition, the number of entities and the amount available for investment in properties of a type suitable for investment by the Partnership may increase, resulting in increased competition for such investments and possible increases in the prices to be paid. In addition, various other limited partnerships may, in the future, be formed by the General Partner and/or its affiliates to engage in businesses which may be competitive with the Partnership.

Employees
- - ---------

     The Partnership does not have any direct employees. All services are performed for the Partnership by the General Partner and their affiliates. The General Partner receives compensation in the connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates from expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement").

Item 2. Properties.

     The Partnership holds a 98.99% limited partnership interest in one Local Partnership as of March 31, 1996. Set forth below is a schedule of the Local Partnership including certain information concerning its respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning the Local Partnership and its property may be found in Schedule III to the financial statements which are included herein.

                          Local Partnership Schedule
                          --------------------------

Name and Location
(Number of Units)     Date Acquired  Percentage of Units Occupied at May 1, 1996
- - -----------------     -------------  -------------------------------------------

BX-8A Team
  Associates, L.P.     October 1995                     98%
  New York, NY (41)


(1)  Properties are in rent-up phase.

     The Partnership invests in Local Partnerships owning existing Apartment Complexes which receive either Federal or state subsidies. HUD through FHA, administers a variety of subsidies for low- and moderate-income housing. FmHA administers similar housing programs for non-urban areas. The Federal programs generally provide one or a combination of the following forms of assistance:
(i) mortgage loan insurance, (ii) rental subsidies, (iii) reduction of mortgage interest payments.

     i) HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), including Section 236, Section 221(d)(4), Section

221(d)(3) and Section 220. Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to non-profit owners and 90% of the total replacement cost to limited-distribution owners. Mortgages are provided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of NHA provides for federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units. The most significant difference between the 221(d)(4) program and the 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the 221(d)(3) program, non-profit sponsors may obtain a permanent mortgage equal to 100% of the total replacement cost; no equity contribution is required of a non-profit sponsor. In all other respects the 221(d)(3) program is substantially similar to the 221(d)(4) program.

     ii) Many of the tenants in HUD insured projects receive some form of rental assistance payments, primarily through the Section 8 Housing Assistance Payments Program (the "Section 8 Program"). Apartment Complexes not receiving assistance through the Section 8 Program ("Section 8 Payments") will generally have limitations on the amounts of rent which may be charged. One requirement imposed by HUD regulations effective for apartment complexes initially approved for Section 8 payments on or after November 5, 1979 is to limit the amount of the owner's annual cash distributions from operations to 10% of the owner's equity investment in an apartment complex if the apartment complex is intended for occupancy by families and to 6% of the owner's equity investment in an apartment complex intended for occupancy by elderly persons. The owner's equity investment in the apartment complex is 10% of the project's replacement cost as determined by HUD.

     iii) Section 236 Program. As well as providing mortgage insurance, the
Section 236 program also provides an interest credit subsidy which reduces the cost of debt service on a project mortgage, thereby enabling the owner to charge the tenants lower rents for their apartments. Interest credit subsidy payments are made monthly by HUD directly to the mortgagee of the project. Each payment is in an amount equal to the difference between (i) the monthly interest payment required by the terms of the mortgage to pay principal, interest and the annual mortgage insurance premium and (ii) the monthly payment which would have been required for principal and interest if the mortgage loan bore interest at the rate of 1%. These payments are credited against the amounts otherwise due from the owner of the project, who makes monthly payments of the balance.

     All leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

     Commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Rents for the residential units are determined annually by HUD and reflect increases in consumer price indices in various geographic areas.

     Management continuously reviews the physical state of the properties and budgets improvements when required which are generally funded from cash flow from operations or release of replacement reserve escrows. No improvements are expected to require additional financing.

     Management continuously reviews the insurance coverage of the properties and believes such coverage is adequate.

     See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

     Real estate taxes are calculated using rates and assessed valuations determined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements included herein.

     In connection with investments in development-stage Apartment Complexes, the General Partner generally requires that the general partners of the Local Partnerships ("Local General Partners") provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation is not completed substantially on time or on budget ("Development Deficit Guarantees"). The

Development Deficit Guarantees generally also require the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex has achieved break-even operations. The General Partner generally requires that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Development and Operating Deficit Guarantees, amount funded will be treated as Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

     Housing Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is placed into service. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service, must be prorated based upon the months remaining in the year. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period are not available to the Partnership.

Item 3. Legal Proceedings.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

     As of March 31, 1996, the Partnership had issued and outstanding 27,333 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $27,333,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 27,333 BACs to the purchasers thereof for an aggregate purchase price of $27,333,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

     Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partner plans to impose limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

     As of March 31, 1996 the Partnership has approximately 1,564 registered holders of an aggregate of 27,333 BACs.

     All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000 are held by the General Partner.

     There are no material legal restrictions in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") on the ability of the Partnership to make distributions.

     The Partnership has made no distributions to the BACs holders as of March 31, 1996. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6. Selected Financial Data.

     The information set forth below presents selected financial data of the Partnership. There were no operations prior to commencement of the Offering of BACs on July 6, 1995. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                           Year Ended March 31,
                                                           ---------------------
OPERATIONS                                                         1996
- - ----------                                                 --------------------

Revenues                                                      $    270,029
Operating expenses                                                 108,857
                                                              ------------

Income before minority interest                                    161,172

Minority interest in loss of subsidiary partnership                    225
                                                              ------------

Net income                                                    $    161,397
                                                              ============
Net income per weighted average BAC                           $      19.39
                                                              ============



FINANCIAL POSITION                                       March 31,
- - ------------------                             -----------------------------
                                                  1996               1995
                                               ----------         -----------

Total assets                                   $27,605,692        $   51,010
                                               ===========        ==========
Total liabilities                              $ 2,745,844        $  169,491
                                               ===========        ==========
Minority interest                              $   321,081        $        0
                                               ===========        ==========
Total partners' capital                        $24,538,767        $ (118,481)
                                               ===========        ==========


     During the year ended March 31, 1996, total assets and liabilities increased primarily due to capital contributions which were not fully expended and the acquisition of a Local Partnership. Property and equipment increased approximately $2,700,000 and construction loans increased approximately $2,000,000. Minority interest increased during the year due to capital contributions from local general partners.

Cash Distributions
- - ------------------

     The Partnership has made no distributions to the BACs holders as of March 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
- - -------------------------------

     The Partnership's primary source of funds include (i) gross proceeds from the sale of BAC's and (ii) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to the Local Partnerships and (iii) working capital reserves in the original amount of 2.5% of gross proceeds raised and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

     The Partnership has received $27,333,000 in gross proceeds (all of which was raised during the year ended March 31, 1996) for BACs pursuant to a public offering resulting in net proceeds available for investment of approximately $21,730,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

     As of March 31, 1996, the Partnership has invested approximately $932,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $70,000) of net proceeds in one Local Partnership, all of which remains to be paid to the Local Partnership as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The one Local Partnership was acquired during the year ended March 31, 1996. The Partnership has approximately $20,728,000 available for future investments. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

     During the year ended March 31, 1996, cash and cash equivalents increased approximately $8,484,000. This increase is primarily attributable to capital contributions of $27,333,000, proceeds from construction loans of $2,039,000, and cash flow from operations of $9,000 which exceeded an increase in cash flow held in escrow of $3,000,000, acquisition of property and equipment of $2,369,000, an increase in investments available for sale of $11,505,000, an increase in deferred costs of $1,656,000 and an increase in offering costs of $2,837,000. Included in adjustments to reconcile the net income to cash flow used in operations is depreciation and amortization of approximately $29,000.

     Included in cash and cash equivalents is working capital reserve of approximately $683,000 has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 1996, all of this reserve remains unused. The General Partners believe that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future.

     The Partnership will be negotiating Development Deficit Guarantees with the Local Partnerships in which it will invest. The Local General Partners will agree to fund development deficit through the breakeven dates of each of the Local Partnerships. As of March 31, 1996, there were no Development Deficit Guarantees. The terms of the Development Deficit Guarantees will vary for each Local Partnership, with maximum dollar amounts to be funded for a specific period of time, generally three years, commencing on the break-even date.

     The Partnership will be negotiating Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships will agree to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements will vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the one Operating Deficit Guarantee aggregates approximately $300,000, none of which has expired as of March 31, 1996. The current operating deficit guarantee expires within the next three years. As of March 31, 1996, $0 has been funded under the Operating Deficit Guaranty agreement. Amounts funded under such agreement will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

     In addition, Local Partnerships will have Rent-Up Guaranty Agreements, in which the Local General Partner will agree to pay liquidating damages if predetermined occupancy rates are not achieved. The terms of the Rent-Up Guaranty Agreements will vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time. The gross amount of the one Rent-Up Guarantee aggregates approximately $764,000 of which none has expired as of March 31, 1996. The current rent-up deficit guarantee expires within the next three years. There has not been any funding under the guaranty agreement. Amounts received under rental guaranty from the sellers of the properties purchased by the Partnership will be treated as a reduction of the asset.

     The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements will be negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

     Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio will be diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership anticipates investing the proceeds of its offering in Local Partnerships, all of which will fully have their tax credits in place. The tax credits will be attached to the project for a period of ten years, and will be transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which will not be included in the financial statement carrying amount.

Results of Operations
- - ---------------------

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

     Effective April 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.

     The following is a summary of the results of operations of the Partnership for the year ended March 31, 1996 (the 1995 Fiscal Year).

     The net income for the 1995 Fiscal Year totaled $161,397.

     The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commences. Because of the time required for the acquisition, completion and rent-up of Properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $42,668 Housing Tax Credits during the 1995 tax year.

     As of March 31, 1996, the Partnership had acquired an interest in one Local Partnership. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

     The Partnership's results of operations for the year ended March 31, 1996 consisted primarily of (1) approximately $222,000 of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in one consolidated Local Partnership.

     The results of operations are not reflective of future operations of the Partnership due to the continued utilization of the net proceeds of the Offering to invest in Local Partnerships and the continued offering of BACs for sale. The Partnership will utilize the net proceeds of the Offering to invest in Local Partnerships owning apartment complexes which are eligible for the Housing Tax Credit, some of which may also be eligible for the Historic Tax Credit. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in Local Partnerships. For the year ended March 31, 1996 there was one consolidated Local Partnership, whose property had completed construction.

Other
- - -----

     The Partnership's investment as a limited partner in the Local Partnership is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership's investment also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults and by increased operating expenses, any or all of which could threaten the financing viability of one or more of the Local Partnerships.

     There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

       The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.


Item 8. Financial Statements and Supplementary Data.

                                                                    Sequential
                                                                       Page
                                                                    ----------

(a) 1.  Consolidated Financial Statements

        Independent Auditors' Report                                     12

        Consolidated Balance Sheets at March 31, 1996 and 1995           14

        Consolidated Statement of Operations for the year ended
        March 31, 1996                                                   15

        Consolidated Statements of Changes in Partners' Capital
        for the year ended March 31, 1996 and the period
        February 22, 1995 (Inception) through March 31, 1995             16

        Consolidated Statement of Cash Flows for the year ended
        March 31, 1996                                                   17

        Notes to Consolidated Financial Statements                       19

                   [FRIEDMAN ALPREN & GREEN LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT




To the Partners of
Independence Tax Credit Plus L.P. IV and Subsidiary
(A Delaware Limited Partnership)



        We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiary (a Delaware Limited Partnership) as of March 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for the year ended March 31, 1996 and consolidated statements of changes in partners' capital for the year ended March 31, 1996 and period February 22, 1995 (inception) through March 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the subsidiary partnership, whose net loss for the year ended March 31, 1996 was $22,536 and whose assets constituted 10% of the Partnership's assets at March 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the subsidiary partnership, is based solely on the report of the other auditors.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based upon our audits, and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiary at March 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended March 31, 1996 in conformity with generally accepted accounting principles.

                                               /s/ Friedman Alpren & Green LLP




June 28, 1996

                    [Leshkowitz & Company, LLP Letterhead]

                          Independent Auditor's Report

To the Partners of
  BX 8A Team Associates L.P.:

     We have audited the accompanying balance sheet of BX 8A Team Associates L.P. as of December 31, 1995, and the related statements of operations, changes in partners' capital, and cash flows for the period from October 1, 1995 (date of investor entry) through December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of BX 8A Team Associates L.P. at December 31, 1995 and the results of its operations, changes in partners' capital and its cash flows for the period from October 1, 1995 (date of investor entry) through December 31, 1995, in conformity with generally accepted accounting principles.

                                                  /s/Leshkowitz & Company


June 12, 1996

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,
                                                                             ------------------------
                                                                                 1996          1995
                                                                             -----------    ---------
                                    ASSETS
Property and equipment - at cost, less accumulated depreciation
   (Notes 2 and 4)                                                           $ 2,657,976    $       0
Cash and cash equivalents (cost approximates market) (Notes 2 and 10)          8,484,832        1,010
Investments available for sale (Note 2)                                       11,502,412            0
Cash held in escrow (Note 5)                                                   3,000,000            0
Deferred costs, less accumulated amortization (Notes 2 and 6)                  1,700,358       50,000
Other assets                                                                     260,114            0
                                                                             -----------    ---------

   Total assets                                                              $27,605,692    $  51,010
                                                                             ===========    =========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Construction loan payable (Note 7)                                        $ 2,039,174     $      0
   Accounts payable and other liabilities                                        106,084       55,245
   Due to local general partners and affiliates                                  311,987            0
   Due to general partner and affiliates (Note 8)                                288,599      114,246
                                                                             -----------     ---------
   Total liabilities                                                           2,745,844      169,491
                                                                             -----------     ---------

Minority interest                                                                321,081            0
                                                                             -----------     ---------

Commitments and contingencies (Note 10)

Partners' capital:
   Limited partners (100,000 BACs authorized;
      27,333 and 0 issued and outstanding in
     1996 and 1995, respectively) (Note 1)                                    24,536,153      (119,481)
   General partner                                                                 2,614         1,000
                                                                             -----------     ---------

     Total partners' capital                                                  24,538,767      (118,481)
                                                                             -----------     ---------

     Total liabilities and partners' capital                                 $27,605,692     $  51,010
                                                                             ===========     =========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P.IV
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31, 1996

Revenues
  Rental income                                                         $ 47,060
  Other income (principally interest on capital contributions)           222,969
                                                                        --------
                                                                         270,029
                                                                        --------


Expenses
  General and administrative                                              16,112
  General and administrative-related parties (Note 8)                     25,916
  Repairs and maintenance                                                    294
  Operating and other                                                     17,635
  Insurance                                                                4,071
  Interest                                                                15,957
  Depreciation and amortization                                           28,872
                                                                        --------

                                                                         108,857
                                                                        --------

Net income before minority interest                                      161,172

Minority interest in loss of subsidiary partnership                          225
                                                                        --------

Net income                                                              $161,397
                                                                        ========

Net income per limited partnership interest                             $159,783
                                                                        ========

Weighted average number of BACs outstanding                                8,241
                                                                        ========

Net income per weighted average BAC                                     $  19.39
                                                                        ========


See Accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                 AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE PERIOD FEBRUARY 22, 1995 (INCEPTION) THROUGH
                MARCH 31, 1995 AND THE YEAR ENDED MARCH 31, 1996



                                                          Limited      General
                                            Total         Partners     Partner
                                        -----------     -----------    -------
Capital contributions                   $     1,010     $        10     $1,000

Offering costs                             (119,491)       (119,491)         0
                                        -----------     -----------     ------

Partners' capital - March 31, 1995         (118,481)       (119,481)     1,000

Capital contributions                    27,333,000      27,333,000          0

Distributions                                   (10)            (10)         0

Offering costs                           (2,837,139)     (2,837,139)         0

Net income                                  161,397         159,783      1,614
                                        -----------     -----------     ------

Partners' capital - March 31, 1996      $24,538,767     $24,536,153     $2,614
                                        ===========     ===========     ======




See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                            YEAR ENDED MARCH 31, 1996



Cash flows from operating activities:
   Net income                                                       $   161,397
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
   Depreciation and amortization                                         28,872
   Minority interest in loss of subsidiary partnership                      225
   Increase in assets
     Other assets                                                      (210,031)
   Increase in liabilities
     Accounts payable and other liabilities                                 756
     Due to general partners and affiliates                              28,214
                                                                    -----------
Total adjustments                                                      (151,964)
                                                                    -----------
   Net cash provided by operating activities                              9,433
                                                                    -----------

Cash flows from investing activities:
   Acquisition of property and equipment                             (2,368,940)
   Cash held in escrow                                               (3,000,000)
   Increase in investments available for sale                       (11,502,412)
   Increase in deferred costs                                        (1,656,279)
                                                                    -----------
   Net cash used in investing activities                            (18,527,631)
                                                                    -----------
Cash flows from financing activities:
   Capital contributions received                                    27,333,000
   Capital distributions paid                                               (10)
   Proceeds from construction loan                                    2,039,174
   Increase in due to general partner and affiliates                    146,139
   Increase in offering costs                                        (2,837,139)
   Increase in capitalization of consolidated subsidiary
     attributable to minority interest                                  320,856
                                                                    -----------
   Net cash provided by financing activities                         27,002,020
                                                                    -----------

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                      INCREASE IN CASH AND CASH EQUIVALENTS
                            YEAR ENDED MARCH 31, 1996




Net increase in cash and cash equivalents                             $8,483,822

Cash and cash equivalents at beginning of year                             1,010
                                                                      ----------

Cash and cash equivalents at end of year                              $8,484,832
                                                                      ==========
Supplemental disclosure of cash flows information:

Cash paid during the year for interest                                $   15,957

Retainage included in other assets and accounts
    payable and other liabilities                                     $   50,083

Development fees due to local general partners and
    affiliates capitalized to property and equipment                  $  311,987


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 1  -  General

     Independence Tax Credit Plus L.P. IV (a Delaware Limited Partnership) (the "Partnership") was organized on February 22, 1995, and commenced a public offering on July 6, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner").

     The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit.

     The Partnership has acquired an interest in one subsidiary partnership as of March 31, 1996. In the future the Partnership anticipates acquiring interests of approximately 99% in subsidiary partnerships.

     The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 1996 the Partnership has raised a total of $27,333,000 representing 27,333 BACs.

     The terms of the Amended and Restated Agreement of the Limited Partnership provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.


NOTE 2  -  Summary of Significant Accounting Policies

     a) Basis of Accounting

         The Partnership's fiscal year ends on March 31. The subsidiary partnership has a fiscal year ending December 31. Accounts of the subsidiary have been adjusted for intercompany transactions from January 1 through March
31. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles.

     b) Basis of Consolidation

        The consolidated financial statements include the accounts of the Partnership and one subsidiary partnership for the year ended March 31, 1996, in which the Partnership is a limited partner. All intercompany accounts and transactions with the subsidiary partnership have been eliminated in consolidation.

        The increase in the capitalization of the consolidated subsidiary attributable to minority interest arise from cash contributions from the minority interest partners.

        Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary are charged to the Partnership. The Partnership's investment in the subsidiary is equal to the subsidiary's partners' equity less minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 2 - Summary of Significant Accounting Policies (Continued)


     c) Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

     d) Investments Available For Sale

        At inception, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 1996, the Partnership has classified its securities as available for sale.

        Available for sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of partners' capital until realized. A decline in the market value of any available for sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

        At March 31, 1996, the Partnership's investments classified as investments available for sale are carried at cost which approximates fair market value, have maturities of less than one year and consists of municipal bonds and municipal bond instruments. As further clarification, the maturities of the investments are approximately one month and therefore there are no material unrealized gains or losses.

     e) Property and Equipment

        Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

     f) Income Taxes

        The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 2 - Summary of Significant Accounting Policies (Continued)

     g) Organization and Offering Costs

        Costs incurred to organize the Partnership, including but not limited to legal, accounting and registration fees, are considered deferred organization expenses. These costs are capitalized and are being amortized over a 60-month period. Costs incurred in connection with obtaining permanent mortgage financing are amortized over the lives of the related mortgage notes. Costs incurred to sell BACs including brokerage and the nonaccountable expense allowance are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

     h) Deferred Acquisition Costs

        Acquisition costs and fees incurred in connection with the proposed purchase of interests in certain subsidiary partnerships have been deferred. In the event these partnerships are acquired, these amounts will be capitalized as property costs. If the subsidiary partnerships are not acquired, these amounts will be charged to operations.

     i) Loss Contingencies

        The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

     j) Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     k) Accounting Pronouncements Not Yet Implemented

        In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

        Effective April 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 3  -  Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents, Certificates of Deposit, and Escrow Deposits
     -----------------------------------------------------------------------

     The carrying amount approximates fair value.

     Construction Loan Payable
     -------------------------

     The carrying amount approximates fair value.

     The carrying amount of other assets and liabilities reported on the consolidated balance sheets that require such disclosure approximates fair value.


NOTE 4  -  Property and Equipment

     The components of property and equipment and their estimated useful lives at March 31, 1996 are as follows:

                                                                    Estimated
                                                                  Useful Lives
                                                                     (Years)
                                                                  ------------
        Land                                    $     5,849             -
        Building and improvements                 2,675,078            27.5
                                                -----------
                                                  2,680,927
        Less:  Accumulated depreciation              22,951
                                                $ 2,657,976
                                                ===========
     Included in property and equipment for the year ended March 31, 1996 was $70,304 of acquisition fees paid to the General Partner.

     In connection with the rehabilitation of the properties, the subsidiary partnership has incurred developer's fees of $311,987 to the local general partners and affiliates as of March 31, 1996. Such fees have been included in the cost of property and equipment.

     Depreciation expense for the year ended March 31, 1996 amounted to $22,951.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 5  -  Cash Held in Escrow

     Cash was held in escrow at March 31, 1996 for the potential acquisition of a subsidiary partnership. In June 1996 such amount was returned to the Partnership.


NOTE 6  -  Deferred Costs

     The components of deferred costs and their periods of amortization are as follows:

                                                   March 31,
                                           ---------------------
                                              1996        1996            Period
                                           ---------     -------       ---------
      Financing costs                     $   75,036     $     0           *
      Deferred acquisition costs           1,581,243           0           **
      Organization costs                      50,000      50,000       60 months
                                          ----------     -------
                                           1,706,279      50,000
      Less:  Accumulated amortization          5,921           0
                                           ---------     -------

                                          $1,700,358     $50,000
                                          ==========     =======

     *Over the life of the related anticipated mortgage note.

     **Will be capitalized as part of the cost of future acquisitions.

     Amortization expense for the year ended March 31, 1996 amounted to $5,921.


NOTE 7  - Construction Loan Payable

     The subsidiary partnership's construction loan is payable in interest only monthly installments of approximately $5,300 at a rate of 3.12% per annum, until permanent mortgage loan closing takes place. The loan is collateralized by the land and building of the subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

                     INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 8 - Related Party Transactions

     An affiliate of the General Partner has a .01% interest as a special limited partner in the Local Partnership.

     The General Partner and its affiliates perform services for the Partnership. The costs incurred for the year ended March 31, 1996 are as follows:

     A) Acquisition Fees and Expenses

     The General Partner is entitled to an acquisition fee equal to 6.0% of the gross proceeds of the offering paid upon investor closing, for its services in connection with the selection and evaluation of Local Partnerships. Such fees are capitalized as a cost of the investments upon closing of subsidiary partnerships acquisitions. As of March 31, 1996, $1,639,980 of such costs have been incurred.

     Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receives their pro-rata share of profits, losses and tax credits.

     B) Public Offering Costs

     Costs incurred to organize the Partnership and certain costs of offering the BACs including but not limited to legal, accounting, and registration fees are considered organization and offering costs. Related Equities Corporation, the Dealer Manager, is entitled to a non-accountable organization and offering expense allowance equal to 2.5% of Gross Proceeds, in consideration of which it is obligated to pay all such expenses up to the amount of such allowance. The Partnership is obligated to pay all such expenses that are in excess of 2.5% of Gross Proceeds and up to 3.5% of Gross Proceeds. The Dealer Manager is responsible for all such expenses in excess of 3.5% of Gross Proceeds. The selling commissions and a non-accountable marketing expense allowance are considered offering costs. These costs are charged directly to limited partners' capital. As of March 31, 1996, offering costs totaled $906,655, and along with selling commissions (see Note 8(c)) were charged directly to limited partner's capital.

     C) Selling Commissions and Fees

     The Partnership will pay up to 7.5% of the aggregate purchase price of BACs sold, without regard to quantity discounts, to Related Equities Corporation, an affiliate of the General Partner. Through March 31, 1996 $2,049,975 was paid or incurred to Related Equities Corporation and then fully reallocated to other broker/dealers.

     D) Guarantees

     The Partnership will be negotiating Development Deficit Guarantees with the Local Partnerships in which it will invest. The Local General Partners will agree to fund development deficit through the breakeven dates of each of the Local Partnerships. As of March 31, 1996, there were no Development Deficit Guarantees. The terms of the Development Deficit Guarantees will vary for each Local Partnership, with maximum dollar amounts to be funded for a specific period of time, generally three years, commencing on the break-even

                     INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 8 - Related Party Transactions (Continued)

date.

     The Partnership has negotiated a Operating Deficit Guaranty Agreement with the Local Partnership by which the general partners of the Local Partnership have agreed to fund operating deficits for a specified period of time. The Local General partners have agreed to fund operating deficits through the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $300,000, none of which has expired as of March 31, 1996. The current Operating Deficit Guarantee expires within the next three years. As of March 31, 1996, $0 has been funded under the Operating Deficit Guaranty agreement. Amounts funded under such agreement are treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

     In addition, the one Local Partnership has a Rent-Up Guaranty Agreement, in which the Local General Partners agrees to pay liquidating damages if predetermined occupancy rates are not achieved. The Local General Partners have agreed to fund per Rent-Up Guarantee through the break-even date. The gross amount of this Rent-Up Guarantee for the Local Partnership aggregates approximately $764,000, none of which has expired as of March 31, 1996. There has not been any fundings under these guaranty agreements. Amounts received under rental guarantee from the sellers of the properties purchased by the Partnership are treated as a reduction of the asset.

     The Operating Deficit Guaranty Agreement, Rent-Up Guaranty Agreement and Development Deficit Guaranty Agreement were negotiated to protect the Partnership's interest in the Local Partnership and to provide an incentive to the Local General Partner to generate positive cash flow.

     E) Other Related Party Expenses

     The costs incurred to related parties for the year ended March 31, 1996 were as follows:


              Partnership management fees (a)               $  6,667
              Expense reimbursement (b)                       11,659
              Property management fees (c)                     2,590
              Local administrative fee (d)                     5,000
                                                            --------
                                                            $ 25,916
                                                            ========

     (a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

     (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.

                     INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 8 - Related Party Transactions (Continued)

     (c) Property management fees incurred by the Local Partnership amounted to $2,590 for the year ended March 31, 1996, all of which was incurred to affiliates of the subsidiary partnership's General Partner.

     (d) Independence SLP IV L.P., a limited partner of the subsidiary partnership is entitled to receive a local administrative fee of up to $5,000 per year.

     F) Due to Local General Partners and Affiliates

     Due to local general partners and affiliates as of December 31, 1995 consisted of a development fee payable in the amount of $311,987.

NOTE 9  -  Income Taxes

     A reconciliation of the financial statement net income to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                           For the Year Ended
                                                           December 31, 1995
                                                           ------------------

 Financial statement
   net income                                               $   161,397

 Differences resulting from parent
   company having a different fiscal
   year for income tax and financial
   reporting purposes                                          (141,908)


 Tax exempt interest income                                     (68,937)

 Other, including accruals for financial reporting not
   deductible for tax purposes until paid                         7,322
                                                            -----------
 Net loss as shown on the income tax return
   for the calendar year ended December 31, 1995            $   (42,126)
                                                            ===========

                     INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


NOTE 10  -  Commitments and Contingencies

     a) Uninsured Cash and Cash Equivalents

        The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1996, uninsured cash and cash equivalents approximated $8,469,000.

     b) Other

        The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however the Partnership intends to purchase additional properties which will diversify its portfolio. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

        The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a property when the credit period for such property commences. Because of the time required for the acquisition, completion and rent-up of properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 1995 tax year, Housing Tax Credits of $42,668 were generated.

NOTE 11 - Subsequent Events

        The Partnership has received $5,736,000 of gross proceeds representing the purchase price for 5,736 BACs for the period April 1, 1996 to June 28, 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by Related Independence L.L.C. ("RILLC"), the General Partner. The members of RILLC are Related General II, L.P., a Delaware limited partnership ("RGII), J. Michael fried, Alan P. Hirmes. and Stuart J. Boesky. RCMP, Inc., a Delaware corporation ("RCMP") is the sole general partner of RGII. The executive officers and directors of the General Partner of RCMP are as follows:

      Name                       Position

      Stephen M. Ross            Director and Resident of RCMP

      J. Michael Fried           President and Member of RILLC

      Andrew D. Augenblick       Director and Executive Vice President of RCMP

      Michael J. Wechsler        Director and Executive Vice President of RCMP

      Alan P. Hirmes             Senior Vice President and Member of RILLC

      Stuart J. Boesky           Vice President and member of RILLC

      Ryne A. Nishimi            Vice President of RILLC

      Marc D. Schnitzer          Vice President of RILLC

      Lawrence J. Lipton         Assistant Vice President and Treasurer of RILLC

      Robert Bordonaro           Assistant Vice President of RILLC

      Lynn A. McMahon            Secretary of RILLC

      Susan J. McGuire           Assistant Secretary of RILLC

     STEPHEN M. ROSS, 56, is a Director of RILLC. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

     J. MICHAEL FRIED, 52, is President of RILLC. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz

& Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     ANDREW D. AUGENBLICK, 35, is a Director and Executive Vice President of RCMP. Mr. Augenblick is also an Executive Vice President of The Related Companies, L.P. Prior to joining Related in 1985, he was with McKinsey & Company. Mr. Augenblick graduated from Dartmouth College when he received a Bachelor of Arts Degree and from the Harvard Graduate School of Business Administration when he received a Masters degree in Business Administration.

     MICHAEL J. WECHSLER, 57, is a Director and Executive Vice President of RCMP. Mr. Wechsler joined the predecessor of The Related Companies, L.P. in 1987 as Chief Operating Officer and Executive Vice President and is the Chief Operating Officer and Executive Vice President of the Related Realty Group. Inc. Prior to that, he was Senior Vice President and a Managing Director of the Real Estate Division of Chemical Bank with overall responsibility for administration and lending activities of the Division in 25 states and New York City. He supervised a diversified portfolio of construction and real estate loans of over $3.5 billion. Mr. Wechsler attended the Massachusetts Institute of Technology when he received a Bachelor of Science degree in Civil Engineering and received his Masters in Business Administration from the Harvard Graduate School of Business Administration.

     ALAN P. HIRMES, 41, is a Senior Vice President of RILLC. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     STUART J. BOESKY, 40, is a Vice President of RILLC. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

     RYNE A. NISHIMI, 37, is a Vice President of RILLC. Mr. Nishimi is a Senior Vice President of and serves as the National Sales Manager for Related Capital Corporation and has held other positions in marketing since joining Capital in 1983. From 1981 to 1983, Mr. Nishimi worked for Fox & Carskadon Financial Corporation as a Marketing Manager in their real estate syndication operation. Mr. Nishimi graduated from Santa Clara University School of Business Administration with a Bachelor of Science degree.

     MARC D. SCHNITZER, 35, is a Vice President of RILLC. He is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

     LAWRENCE J. LIPTON, 40, is Treasurer and an Assistant Vice President of RILLC. Mr. Lipton is also a controller of The Related Companies, L.P. Mr. Lipton has been a Certified Public Accountant in New York since 1989. Prior to joining Related, Mr. Lipton was employed by Deloitte & Touche from 1987-1991. Mr. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Masters of Business Administration degree.

     ROBERT BORDONARO, 42, is an Assistant Vice President of RILLC. Mr. Bordonaro is also a controller of The Related Companies, L.P. Mr. Bordonaro has been a Certified Public Accountant in New York since 1977. Prior to joining Related, Mr. Bordonaro was employed by the accounting firms of Weiner & Co. from 1982-1985 and Arthur Young from 1975-1981. Mr. Bordonaro graduated from New York University with a Bachelor of Science degree in 1974 and with a Masters of Business Administration degree in 1975.

     LYNN A. McMAHON, 40, is Secretary of RILLC. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

     SUSAN J. McGUIRE, 49, is Assistant Secretary of RILLC. Since January 1977 she has served as Assistant to the President and Office Manager at Capital. From May 1973 to January 1977, she was employed as an administrative assistant with Condren, Walker & Co., Inc., an investment banking firm in New York City. Ms. McGuire attended Queensboro Community College.

Item 11. Executive Compensation.

     The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to members or officers of the General Partner for their services. However, under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring Acquisition Fees, a nonaccountable Acquisition Expense allowance, an accountable expense reimbursement and Subordinated Disposition Fees to the General Partners and/or their affiliates. In addition, the General Partner is entitled to a subordinated interest in Cash from Sales or Financings and a 1% interest in Net Income, Net Loss, Distributions of Adjusted Cash from Operations and Cash from Sales or Financings. Certain members and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See
Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by reference.

     Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partner and/or its affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management.


                                    Name and Address of              Amount and Nature of              Percentage
Title of Class                      Beneficial Ownership             Beneficial Ownership              of Class
- - --------------                      --------------------             --------------------              -----------
General Partnership                 Related Independence L.L.C.      $1,000 capital contribution       100%
Interest in the Partnership         625 Madison Avenue               --directly owned
                                    New York, NY  10022


     Independence SLP IV L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Partnership, holds a .01% limited partnership interest in the Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto.

     No person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs.


Item 13. Certain Relationships and Related Transactions.

     The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the members and officers of the General Partner.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                    Sequential
                                                                        Page
                                                                    ----------

(a) 1.   Consolidated Financial Statements
         ---------------------------------

         Independent Auditors' Report                                     12

         Consolidated Balance Sheets at March 31, 1996 and
         1995                                                             14

         Consolidated Statement of Operations for the year
         ended March 31, 1996                                             15

         Consolidated Statements of Changes in Partners'
         Capital for the year ended March 31, 1996 and the
         period February 22, 1995 (Inception) through March
         31, 1995                                                         16

         Consolidated Statement of Cash Flows for the year
         ended March 31, 1996                                             17

         Notes to Consolidated Financial Statements                       19

(a) 2.   Consolidated Financial Statement Schedules
         ------------------------------------------

         Independent Auditors' Report                                     37

         Schedule I - Condensed Financial Information of
         Registrant                                                       38
         Schedule III - Real Estate and Accumulated
         Depreciation                                                     41

         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

Item 14. Exhibits, Financial Statement Schedules (continued), and Reports on Form 8-K. (Continued)

                                                                    Sequential
                                                                       Page
                                                                    ----------
(a) 3. Exhibits

   (3A)  Agreement of Limited Partnership of Independence Tax
         Credit Plus L.P. IV as adopted on February 22, 1995*

   (3B)  Form of Amended and Restated Agreement of Limited
         Partnership of Independence Tax Credit Plus L.P. IV, attached to the Prospectus as Exhibit A**

   (3C)  Certificate of Limited Partnership of Independence
         Tax Credit Plus L.P. IV as filed on February 22,
         1995*

   (10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

   (10B) Escrow Agreement between Independence Tax Credit Plus
         L.P. IV and Bankers Trust Company*

   (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership
         Interests*

   (10D) Form of Amended and Restated Agreement of Limited
         Partnership of Local Partnerships*

   (22)  Subsidiaries of the Registrant                                 43

   (27)  Financial Data Schedule (filed herewith)                       44


         *Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 Registration
         No. 33-89968

         **Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 Registration
         No. 33-89968

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter.

     Supplemental Information to be furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which have Not Registered Securities Pursuant to Section 12 of the Act.

     No annual report to security holders covering the Registrant's last fiscal year nor any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been sent to security holders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                                    (Registrant)



                                          By: RELATED INDEPENDENCE L.L.C.
                                              a General Partner



Date: June 28, 1996

                                          By: /s/J. Michael Fried
                                              ------------------------------
                                              J. Michael Fried
                                              President and Member
                                              (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                           Title                                                       Date
- - ---------                           -----                                                   -------------

/s/Stephen M. Ross                  Director and President of RCMP, Inc.,
- - ----------------------------        the general partner of Related General II L.P.,
Stephen M. Ross                     a Member of Related Independence L.L.C.                 June 28, 1996



/s/Andrew D. Augenblick             Director and Executive Vice President of RCMP,
- - ----------------------------        Inc., the general partner of Related General II L.P.,
Andrew D. Augenblick                a Member of Related Independence L.L.C.                 June 28, 1996



/s/Michael J. Wechsler              Director and Executive Vice President of RCMP,
- - ----------------------------        Inc., the general partner of Related General II L.P.,
Michael J. Wechsler                 a Member of Related Independence L.L.C.                 June 28, 1996



/s/J. Michael Fried                 President and Member of Related Independence
- - ----------------------------        L.L.C. (principal executive officer)                    June 28, 1996
J. Michael Fried


/s/Alan P. Hirmes
- - ----------------------------        Senior Vice President and Member of
Alan P. Hirmes                      Related Independence L.L.C.                             June 28, 1996


/s/Stuart J. Boesky
- - ----------------------------        Vice President and Member of
Stuart J. Boesky                    Related Independence L.L.C.                             June 28, 1996


/s/Lawrence J. Lipton
- - ----------------------------        Treasurer of Related Independence L.L.C.
Lawrence J. Lipton                  (principal financial and accounting officer)            June 28, 1996


                   [FRIEDMAN ALPREN & GREEN LLP LETTERHEAD]

        INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES
        -------------------------------------------------------------

To the Partners of
Independence Tax Credit Plus L.P. IV and Subsidiary
(A Delaware Limited Partnership)

     In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. IV and Subsidiary included in the Form 10-K as presented in our opinion dated June 28, 1996, which is based in part on the report of other auditors, we have also audited supporting Schedules I and III for the 1996 and 1995 fiscal years. In our opinion, based on our audits and the report of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

                                               /s/ Friedman Alpren & Green LLP

June 28, 1996

                     INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnership)

                           CONDENSED BALANCE SHEETS


                                    ASSETS

                                                              March 31,
                                                    ------------------------
                                                       1996           1995
                                                    -----------     ---------
Cash and cash equivalents                           $ 8,484,832     $   1,010
Investments available for sale                       11,502,412             0
Investment in subsidiary partnership                     85,433             0
Cash held in escrow                                   3,000,000             0
Other assets                                          1,782,882        50,000
                                                    -----------     ---------
   Total assets                                     $24,855,559     $  51,010
                                                    ===========     =========

                       LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates               $   283,599     $ 114,246
Due to subsidiary partnership                            29,879             0
Other liabilities                                         3,314        55,245
                                                    -----------     ---------

   Total liabilities                                    316,792       169,491
   Partners' capital                                 24,538,767      (118,481)
                                                    -----------     ---------
   Total liabilities and partners' capital          $24,855,559     $  51,010
                                                    ===========     =========

                     INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       FOR THE YEAR ENDED MARCH 31, 1996
              (Not Including Consolidated Subsidiary Partnership)


                       CONDENSED STATEMENT OF OPERATIONS

Revenues

   Interest income                                                    $ 222,419
                                                                      ---------

Expenses

   Administrative and management                                         15,305
   Administrative and management-related parties                         18,326
   Amortization                                                           5,000
                                                                      ---------

Total Expenses                                                           38,631
                                                                      ---------

   Income from operations                                               183,788

   Equity in loss of subsidiary partnership                             (22,391)
                                                                      ---------

Net income                                                            $ 161,397
                                                                      =========

                     INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                         FOR THE YEAR ENDED MARCH 31, 1996
             (Not Including Consolidated Subsidiary Partnership)


                        CONDENSED STATEMENT OF CASH FLOWS




Cash flows from operating activities:

Net income                                                         $    161,397
                                                                   ------------

Adjustments to reconcile net income to net cash provided by operating activities:

   Amortization                                                           5,000
   Equity in loss of subsidiary partnership                              22,391
   Increase in other assets                                            (156,639)
   Due to general partners and affiliates                                23,214
   Other liabilities                                                    (51,931)
                                                                   ------------

   Total adjustments                                                   (157,965)
                                                                   ------------

   Net cash provided by operating activities                              3,432
                                                                   ------------

Cash flows from investing activities:

   Investments available for sale                                   (11,502,412)
   Cash held in escrow                                               (3,000,000)
   Increase in other assets                                          (1,581,243)
   Investments in subsidiary partnership                                (77,945)
                                                                   ------------

   Net cash used in investing activities                            (16,161,600)
                                                                   ------------

Cash flow from financing activities:

   Capital contributions received                                    27,333,000
   Capital distributions paid                                               (10)
   Offering costs                                                    (2,837,139)
   Due to general partners and affiliates                               146,139
                                                                   ------------

   Net cash provided by financing activities                         24,641,990
                                                                   ------------

Net increase in cash and cash equivalents                             8,483,822

Cash and cash equivalents, beginning of year                              1,010
                                                                   ------------

Cash and cash equivalents, end of year                             $  8,484,832
                                                                   ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV

                                 AND SUBSIDIARY
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1996


                                                                                  Cost           Gross Amount at which Carried
                                             Initial Cost to Partnership      Capitalized               At Close of Year
                                             ---------------------------     Subsequent to    -------------------------------------
                                                           Buildings and      Acquisition:              Buildings and
       Description            Encumbrances     Land        Improvements       Improvements     Land      Improvements      Total
- - --------------------------    ------------   --------      -------------     -------------    --------  --------------  -----------

Apartment Complexes

BX-8A Team Associates, L.P.   $2,039,174       $5,467       $2,667,819           $7,259       $5,849   $2,675,078       $2,680,927
- - ---------------------------   ----------       ------       ----------           ------       ------   ----------       ----------

                               2,039,174       $5,467       $2,667,819           $7,259       $5,849   $2,675,078       $2,680,927
                              ==========       ======       ==========           ======       ======   ==========       ==========



                                                    Year of                           Depreciation in
                                                      Con-                             Latest Income
                               Accumulated         struction/          Date            Statement is
       Description             Depreciation        Renovation        Acquired           Computed(a)
- - --------------------------     ------------       ------------       --------        ----------------

Apartment Complexes

BX-8A Team Associates, L.P.     $22,951             1995-96        October 1995           27.5

                                -------

                                $22,951
                                =======


(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.

                     INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARY
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
            Partnership Property Pledged as Collateral (Continued)
                                MARCH 31, 1996


                                                                Accumulated
                                            Cost of Property    Depreciation
                                            -----------------  --------------
                                                    Year Ended March 31,
                                              -----------------------------
                                                  1996             1996
                                              ------------     ------------
Balance at beginning of year                   $        0        $     0
Additions during year:
   Land, building and improvements              2,680,927
   Depreciation expense                                           22,951
Reductions during year:
   Dispositions                                         0              0
Balance at end of year                         $2,680,927        $22,951
                                               ==========        =======



At the time the Local Partnership was acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnership as property and equipment with an offsetting credit to capital. Since the project was in the construction phase at the time of acquisition, the capital accounts were insignificant. Therefore, there are no material differences between the original cost basis for tax and generally accepted accounting principles.

(Exhibit 22)


                                                                 Jurisdiction of
                                                                  Organization
                                                                 ---------------

BX-8A Team Associates, L.P.                                            NY