Form 10-K/A
period 1996-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1996-07-31
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A-1


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

     As of March 31, 1996 the Partnership has received $27,333,000 of Gross Proceeds of the Offering from 1,564 investors ("BACs holders").

     The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). As of March 31, 1996 the Partnership acquired an interest in one Local Partnership and has acquired two additional Local Partnerships as of June 28, 1996. One Local Partnership was acquired during the year ended March 31, 1996 for a total purchase price of approximately $932,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $70,000), all of which remains to be paid. The Partnership has approximately $20,728,000 available for future investments. As of June 28, 1996, the Partnership has committed approximately $3,177,000 for investments in two additional Local Partnershps, Westminister Park Plaza in Los Angeles, CA and Fawcett Street Limited Partnership in Tacoma, WA. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. See Item 2, Properties, below.

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

    The Partnership has acquired an interest in one subsidiary partnership as of March 31, 1996. In the future the Partnership anticipates acquiring interests of approximately 99% in subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

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

        The Partnership has invested in two Local Partnerships during the period April 1, 1996 to June 28, 1996.

Partnership Name                        Equity Investment             Units
- - ----------------                        -----------------             -----
Westminister Park Plaza                      $  564,528                130

Fawcett Street Limited Partnership           $2,786,858                 60

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



Date: July 31, 1996

                                          By: /s/J. Michael Fried
                                              ------------------------------
                                              J. Michael Fried
                                              President and Member
                                              (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                           Title                                                       Date
- - ---------                           -----                                                   -------------

/s/Stephen M. Ross                  Director and President of RCMP, Inc.,
- - ----------------------------        the general partner of Related General II L.P.,
Stephen M. Ross                     a Member of Related Independence L.L.C.                 July 31, 1996



/s/Andrew D. Augenblick             Director and Executive Vice President of RCMP,
- - ----------------------------        Inc., the general partner of Related General II L.P.,
Andrew D. Augenblick                a Member of Related Independence L.L.C.                 July 31, 1996



/s/Michael J. Wechsler              Director and Executive Vice President of RCMP,
- - ----------------------------        Inc., the general partner of Related General II L.P.,
Michael J. Wechsler                 a Member of Related Independence L.L.C.                 July 31, 1996



/s/J. Michael Fried                 President and Member of Related Independence
- - ----------------------------        L.L.C. (principal executive officer)                    July 31, 1996
J. Michael Fried


/s/Alan P. Hirmes
- - ----------------------------        Senior Vice President and Member of
Alan P. Hirmes                      Related Independence L.L.C.                             July 31, 1996


/s/Stuart J. Boesky
- - ----------------------------        Vice President and Member of
Stuart J. Boesky                    Related Independence L.L.C.                             July 31, 1996


/s/Lawrence J. Lipton
- - ----------------------------        Treasurer of Related Independence L.L.C.
Lawrence J. Lipton                  (principal financial and accounting officer)            July 31, 1996


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