Form 10-Q
period 1996-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1996-08-14
CIK 940329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996


                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934


                         Commission File Number 33-89968


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                  13-3809869
- -----------------------------          -----------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

 625 Madison Avenue, New York, New York                  10022
- ---------------------------------------               ------------
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
Yes X  No
   ---    ---

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                                                 June 30,        March 31,
                                                                                  1996              1996
                                                                              ------------     -------------

Property and equipment at cost, net of accumulated depreciation
   of $51,513 and $22,951, respectively                                        $ 4,214,060       $ 2,657,976
Cash and cash equivalents                                                        8,822,880         8,484,832
Investments available for sale                                                  16,300,000        11,502,412
Cash held in escrow                                                              1,446,498         3,000,000
Deferred costs, net of accumulated amortization
   of $9,342 and $5,921 respectively                                             1,975,815         1,700,358
Other assets                                                                       151,492           260,114
                                                                               -----------       -----------

   Total assets                                                                $32,910,745       $27,605,692
                                                                               ===========       ===========
                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Construction loan payable                                                   $ 2,039,174       $ 2,039,174
   Accounts payable and other liabilities                                           91,786           106,084
   Due to local general partners and affiliates                                    332,487           311,987
   Due to general partner and affiliates                                           353,972           288,599
                                                                               -----------       -----------

     Total liabilities                                                           2,817,419         2,745,844
                                                                               -----------       -----------

Minority interest                                                                  320,741           321,081
                                                                               -----------       -----------

Partners' capital:
   Limited partners (100,000 BACs authorized;
   33,069 and 27,333 issued and outstanding, respectively)                      29,768,683        24,536,153
   General partner                                                                   3,902             2,614
                                                                               -----------       -----------

     Total partners' capital                                                    29,772,585        24,538,767
                                                                               -----------       -----------

     Total liabilities and partners' capital                                   $32,910,745       $27,605,692
                                                                               ===========       ===========

See accompanying notes to consolidated financial statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    For the three months ended June 30, 1996
                                   (Unaudited)


Revenues

   Rental income                                                                               $ 48,359
   Other income (principally interest on capital contributions)                                 239,000
                                                                                               --------

   Total revenues                                                                               287,359

Expenses

   General and administrative                                                                    46,386
   General and administrative-related parties (Note 2)                                           39,146
   Repairs and maintenance                                                                        3,071
   Operating and other                                                                           12,255
   Insurance                                                                                     10,423
   Interest                                                                                      15,657
   Depreciation and amortization                                                                 31,983
                                                                                               --------

   Total expenses                                                                               158,921
                                                                                               --------

Net income before minority interest                                                             128,438

Minority interest in loss of subsidiary partnership                                                 340
                                                                                               --------
Net income                                                                                     $128,778
                                                                                               ========

Net income per limited partnership interest                                                    $127,490
                                                                                               ========

Weighted average number of BACs outstanding                                                      31,551
                                                                                               ========

Net income per weighted average BAC                                                            $   4.04
                                                                                               ========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                                             Total         Limited Partners    General Partner
                                                           -----------     ----------------    ---------------

Partners' capital - April 1, 1996                          $24,538,767         $24,536,153          $2,614

Capital contributions                                        5,736,000           5,736,000               0

Distributions                                                        0                   0               0

Offering costs                                                (630,960)           (630,960)              0

Net income                                                     128,778             127,490           1,288
                                                           -----------         -----------          ------

Partners' capital - June 30, 1996                          $29,772,585         $29,768,683          $3,902
                                                           ===========         ===========          ======

See accompanying notes to consolidated financial statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                    For the Three Months Ended June 30, 1996
                                   (Unaudited)


Cash flows from operating activities:

   Net income                                                 $  128,778
                                                              ----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                  31,983
   Minority interest in loss of subsidiary properties               (340)
   Decrease in other assets                                      108,622
   Decrease in accounts payable and other liabilities            (14,298)
   Increase in local general partners and affiliates              20,500
   Increase in due to general partner and affiliates              31,060
                                                              ----------

     Total adjustments                                           177,527
                                                              ----------

   Net cash provided by operating activities                     306,305
                                                              ----------

Cash flows used in investing activities:

   Acquisition of property and equipment                      (1,410,065)
   Decrease in cash held in escrow                             1,553,502
   Increase in investments available for sale                 (4,797,588)
   Increase in deferred costs                                   (453,459)
                                                              ----------

   Net cash used in investing activities                      (5,107,610)
                                                              ----------
Cash flows provided by financing activities:

   Increase in offering costs                                   (630,960)
   Increase in due to general partner and affiliates              34,313
   Capital contributions received                              5,736,000
                                                              ----------

Net cash provided by financing activities                      5,139,353
                                                              ----------

Net increase in cash and cash equivalents                        338,048

Cash and cash equivalents at beginning of period               8,484,832
                                                              ----------

Cash and cash equivalents at end of period                    $8,822,880
                                                              ==========

Supplemental disclosures of noncash investing activities:
   Capitalization of deferred acquisition costs               $  174,581
                                                              ==========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 1  -     General

              Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) (the "Partnership") was organized on February 22, 1995, and commenced the public offering on July 6, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner").

              The Partnership's business is to invest in other partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits").

              The Partnership has invested in three Local Partnerships as of June 30, 1996, two of which have not been consolidated and are shown on the balance sheet as property and equipment. In the future the Partnership anticipates acquiring interests of approximately 99% on subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the susidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

              The Partnership is authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. The solicitation for the subscription of BACs, was terminated as of May 22, 1996. As of June 30, 1996 and March 31, 1996 the Partnership raised a total of $33,069,000 and $27,333,000 representing 33,069 and 27,333 BACs, respectively, not including $12,785,000 being held by United States Trust Company of New York as escrow agent for the Partnership, as of August 13, 1996.

              The terms of the Amended and Restated Agreement of Limited Partnership of the Partnership ("Partnership Agreement") provide, among other things, that, net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.

              The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

              All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

              Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

              Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $61 for the three months ended June 30, 1996. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership adopted SFAS No.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

NOTE 1 - General(continued)

121, consistent with the required adoption period.

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through June 30, 1996, the Partnership has not recorded any provisions for loss in impairment of assets or reduction to estimated fair value.

              Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

              The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1996 and the results of operations and cash flows for the three months ended June 30, 1996. However, the operating results for the three months ended June 30, 1996 may not be indicative of the results for the year.


NOTE 2  -     Related Party Transactions

              An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

              The General Partner and its affiliates perform services for the Partnership. The costs incurred for the three months ended June 30, 1996 are as follows:

              A)  Acquisition Fees and Expenses

                  The General Partner is entitled to a consulting and monitoring fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnership acquisitions. As of June 30, 1996 and March 31, 1996, $1,984,140 and $1,639,980, respectively, of such costs have been incurred, of which $244,885 and $0 have been capitalized.

              B)  Public Offering Costs

                  Costs incurred to organize the Partnership and certain costs of offering the BACs including but not limited to legal, accounting and registration fees are considered organization and offering expenses. These costs

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 2  -     Related Party Transactions (continued)

have been capitalized. Related Equities Corporation (the "Dealer Manger") is entitled to a non-accountable organization and offering expense allowance equal to 2.5% of Gross Proceeds, in consideration of which it is obligated to pay all such expenses up to the amount of such allowance. The Partnership is obligated to pay all such expenses that are in excess of 2.5% of Gross Proceeds and up to 3.5% of Gross Proceeds, and the Dealer Manager is responsible for all such expenses in excess of 3.5% of Gross Proceeds. As of June 30, 1996 and March 31, 1996, offering costs totalled $1,107,415 and $906,665, respectively, and along with selling commissions (see Note 2C) are charged directly to limited partners' capital.

              C)  Selling Commissions and Fees

                  The Partnership has paid up to 7.5% of the aggregate purchase price of BACs sold, without regard to quantity discounts, to Related Equities Corporation. To the extent other broker/dealers sold the interests such amounts were fully reallowed to the other broker/dealers. As of June 30, 1996 and March 31, 1996, $2,480,175 and $2,049,975, respectively, was paid or incurred to Related Equities Corporation and then fully reallowed to other unaffiliated broker/dealers.

              D)  Other Related Party Expenses

                  The costs incurred to related parties for the three months ended June 30, 1996 were as follows:

                  Partnership management fees (a)             $18,445
                  Expense reimbursement (b)                    17,606
                  Property management fees (c)                  3,095
                                                              -------

                                                              $39,146
                                                              =======

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

              (b) The Partnership reimbuses the General partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Parntership's behalf. The amount of reimbursement from the Partnershiup is limited by the provisions of the Partnership Agreement. Another affiliate of the Genreal Partners performs asset monitoring for the Parntership. These service include site visits and evaluations of the subsidiary partnerships' performance.

              (c) Property management fees incurred by Local Partnerships amounted to $3,095 for the three months ended June 30, 1996, all of which was incurred to affiliates of the subsidiary partnerships' General Partner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

              The Partnership's primary source of funds is the proceeds of its offering. Other sources of funds include interest earned on such proceeds which will be invested in tax-exempt money market instruments pending acquisition of Local Partnerships and a working capital reserve in the original amount of 2.5% of gross equity raised. The solicitation for the subscriptions of BACs was terminated as of May 22, 1996. The Partnership has received $33,069,000 in gross proceeds for BACs pursuant to a public offering, not including $12,785,000 being held by United States Trust Company of New York as escrow agent for the Partnership as of August 13, 1996 resulting in net proceeds available for investment of approximately $26,290,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

              As of June 30, 1996, the Partnership has invested approximately $4,108,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $245,000) of net proceeds in three Local Partnerships of which approximately $2,777,000 remains to be paid to the Local Partnerships (including approximately $1,446,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. Two of the Local Partnerships were acquired during the three months ended June 30, 1996 for a combined purchase price of approximately $3,177,000 (not including acquisition fees of $175,000) of which approximately $1,846,000 remains to be paid. The Partnership has approximately $22,182,000 available for future investments. During the three months ended June 30, 1996, approximately $1,331,000 was paid to Local Partnerships, (none of which was released from escrow). An additional $1,446,000 was placed into escrow for purchase price payments during the three months ended June 30, 1996. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no such adjustments during the three months ended June 30, 1996.

              During the three months ended June 30, 1996, the Partnership raised $5,736,000 in capital contributions, of which $4,560,000 was available for investment in Local Partnerships. These funds were used to acquire two Local Partnerships for a combined purchase price of approximately $3,177,000 (not including acquisition fees) of which approximately $1,846,000 remains to be paid. These activities, together with cash provided by operating activities ($306,000) and a decrease in cash held for purchase price payments ($1,554,000) which exceeded acquisitions of property and equipment ($1,410,000), an increase in investments available for sale ($4,798,000), an increase in deferred costs ($453,000) and an increase in offering costs ($631,000) produced a net increase of $338,000 in Partnership cash since March 31, 1996. Included in the adjustments to reconcile the net income to cash flow from operations is depreciation and amortization in the amount of $32,000.

              A working capital reserve of approximately $827,000 has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At June 30, 1996 and March 31, 1996 none of this reserve was used. The General Partners believe that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future.

              The property owned by one of the Local Partnerships in which the Partnership has invested has been in operations and has maintained stable occupancy since 1990.

              The Partnership has negotiated development deficit guarantees with the two other the Local Partnerships in which it has invested. The Local General Partners and/or affiliates have agreed to fund development deficits through the breakeven dates of each of the two Local Partnerships.

              The Partnership has negotiated Operating Deficit Guaranty Agreements with the two other Local Partnerships by which the general partners of the Local Partnerships and/or affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $447,000 as of June 30, 1996.

              The Partnership has also negotiated rent-up guaranty agreements in which the Local General Partners agreed to pay a liquidated damage if predetermined occupancy rates are not achieved.

              The development deficit, operating deficit and the rent-up guaranty agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

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

              The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults and by increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

              Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversions of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in three Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.


Results of Operations

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through June 30, 1996, the Partnership has not recorded any provisions for loss in impairment of assets or reduction to estimated fair value.

              As of June 30, 1996 and 1995, the Partnership had acquired an interest in three and zero Local

Partnerships, one of which was consolidated, at June 30, 1996. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

              The Partnership's results of operations for the three months ended June 30, 1996 consisted primarily of (1) approximately $239,000 of tax-exempt interest income earned on funds not currently invested in Local Partnerships and
(2) the results of the Partnership's investment in one of three and zero consolidated Local Partnerships, respectively.

              The results of operations for the three months ended June 30, 1996 are not reflective of future operations due to the continued acquisition and rent up of properties. In addition, interest income will continue to decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in Local Partnerships. For the three months ended June 30, 1996 there was one consolidated Local Partnership, whose property was completed in a previous fiscal year but was in various stages of rent up.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      (4)      Form of Amended and Restated Agreement of Limited Partnership of the Partnership
                               (attached to the Prospectus as Exhibit A)*

                      (10A)    Form of Subscription Agreement (attached to the Prospectus as Exhibit B)*

                      (10B)    Form of Escrow Agreement between the Partnership and the Escrow Agent**

                      (10C)    Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests**

                      (10D)    Form of Amended and Restated Agreement of Limited Partnership of Local
                               Partnerships**

                      (27)     Financial Data Schedule (filed herewith)

                      *        Incorporated herein by reference to the final
                               Prospectus as filed pursuant to Rule 424 under the Securities Act of 1933.

                      **       Filed as an exhibit to the Registration Statement on Form S-11 of the Partnership
                               (File No. 33-89968) and incorporated herein by reference thereto.


              (b)     Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                  -------------------------------------
                                  (Registrant)

                                  By:    RELATED INDEPENDENCE L.L.C.,
                                         a General Partner



Date: August 13, 1996                    By:   /s/Alan P. Hirmes
                                               ---------------------
                                               Alan P. Hirmes,
                                               Senior Vice President



Date: August 13, 1996                    By:   /s/Lawrence J. Lipton
                                               ---------------------
                                               Lawrence J. Lipton,
                                               Treasurer