Form 10-Q
period 1996-10-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1996-11-14
CIK 940329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended September 30, 1996


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission File Number 33-89968


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                   13-3809869
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 625 Madison Avenue, New York, New York                                 10022
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                                  September 30,   March 31,
                                                                     1996           1996
                                                                  -----------   -----------
Property and equipment at cost, net of accumulated
  depreciation of $92,726 and $22,951, respectively               $13,789,588   $ 2,657,976
Construction in progress                                            1,669,588             0
Cash and cash equivalents                                          13,074,955     8,484,832
Investments available for sale                                     22,800,000    11,502,412
Cash held in escrow                                                 1,785,072     3,000,000
Deferred costs, net of accumulated amortization
  of $12,858 and $5,921, respectively                               2,821,351     1,700,358
Other assets                                                          330,605       260,114
                                                                  -----------   -----------

   Total assets                                                   $56,271,159   $27,605,692
                                                                  ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable                                         $10,826,369   $         0
   Construction loan payable                                        2,039,174     2,039,174
   Accounts payable and other liabilities                             754,789       106,084
   Due to local general partners and affiliates                       408,762       311,987
   Due to general partner and affiliates                               95,694       288,599
                                                                  -----------   -----------

       Total liabilities                                           14,124,788     2,745,844
                                                                  -----------   -----------

Minority interest                                                     942,788       321,081
                                                                  -----------   -----------

Partners' capital:
   Limited partners (100,000 BACs authorized;
     45,844 and 27,333 issued and outstanding, respectively)       41,199,080    24,536,153
   General partner                                                      4,503         2,614
                                                                  -----------   -----------

     Total partners' capital                                       41,203,583    24,538,767
                                                                  -----------   -----------

     Total liabilities and partners' capital                      $56,271,159   $27,605,692
                                                                  ===========   ===========

See accompanying notes to consolidated financial statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended      Six Months Ended
                                               September 30,           September 30,
                                            --------------------    -------------------
                                               1996        1995       1996       1995
                                             --------   --------    --------   --------
Revenues

   Rental income                             $119,372   $      0    $167,731   $      0
   Other income (principally interest
     on capital contributions)                262,609          0     501,609          0
                                             --------   --------    --------   --------
   Total revenues                             381,981          0     669,340          0
                                             --------   --------    --------   --------
Expenses

   General and administrative                 101,778      2,212     148,164      2,212
   General and administrative-
     related parties (Note 2)                  87,654      5,012     126,800      5,012
   Repairs and maintenance                     12,260          0      15,331          0
   Operating and other                         16,762          0      29,017          0
   Insurance                                        0          0      10,423          0
   Interest                                    59,166          0      74,823          0
   Depreciation and amortization               44,729          0      76,712          0
                                             --------   --------    --------   --------

   Total expenses                             322,349      7,224     481,270      7,224
                                             --------   --------    --------   --------

Net income (loss) before minority interest     59,632     (7,224)    188,070     (7,224)
Minority interest in loss of
   subsidiary partnerships                        491          0         831          0
                                             --------   --------    --------   --------


Net income (loss)                            $ 60,123   $ (7,224)   $188,901   $ (7,224)
                                             ========   ========    ========   ========

Net income (loss) per limited
   partnership interest                      $ 59,522   $ (7,152)   $187,012   $ (7,152)
                                             ========   ========    ========   ========

Weighted average number of
   BACs outstanding                            39,595        128      35,595         64
                                             ========   ========    ========   ========

Net income (loss) per weighted
   average BAC                               $   1.50   $ (55.88)   $   5.25   $(111.75)
                                             ========   ========    ========   ========


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                                Total         Limited Partners   General Partner
                                                -----         ----------------   ---------------
Partners' capital - April 1, 1996           $ 24,538,767       $ 24,536,153       $      2,614
Capital contributions                         18,511,000         18,511,000                  0
Offering costs                                (2,035,085)        (2,035,085)                 0
Net income                                       188,901            187,012              1,889
                                            ------------       ------------       ------------
Partners' capital - September 30, 1996      $ 41,203,583       $ 41,199,080       $      4,503
                                            ============       ============       ============



See accompanying notes to consolidated financial statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                       Six Months Ended September 30,
                                                                      -------------------------------
                                                                         1996                1995
                                                                      ------------       ------------
Cash flows from operating activities:

   Net income (loss)                                                  $    188,901       $     (7,224)
                                                                      ------------       ------------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
   Depreciation and amortization                                            76,712                  0
   Minority interest in loss of subsidiary properties                         (831)                 0
   Increase in other assets                                                (70,491)                 0
   Increase (decrease) in accounts payable and other liabilities            48,548            (53,395)
   Increase in due to local general partners and affiliates                 15,056                  0
   Increase in due to general partner and affiliates                        80,425              6,868
                                                                      ------------       ------------
     Total adjustments                                                     149,419            (46,527)
                                                                      ------------       ------------


   Net cash provided by (used in) operating activities                     338,320            (53,751)
                                                                      ------------       ------------

Cash flows used in investing activities:

   Acquisition of property and equipment                               (11,026,806)                 0
   Increase in construction in progress                                 (1,669,588)                 0
   Decrease in cash held in escrow                                       1,214,928                  0
   Increase in accounts payable and other liabilities                      600,157                  0
   Increase in due to general partner and affiliates                             0            352,860
   Increase in due to local general partners and affiliates                 81,719                  0
   Increase in investments available for sale                          (11,297,588)                 0
   Increase in deferred costs                                           (1,122,563)          (353,981)
                                                                      ------------       ------------
   Net cash used in investing activities                               (23,219,741)            (1,121)
                                                                      ------------       ------------
Cash flows provided by financing activities:

   Proceeds from mortgage notes                                         10,826,369                  0
   Increase in offering costs                                           (2,035,085)          (477,419)
   (Decrease) increase in due to general partner and affiliates           (273,330)           532,301
   Capital contributions received                                       18,511,000          5,881,000
   Distributions paid                                                            0                (10)
   Increase in deferred costs                                             (179,948)                 0
   Increase in capitalization of consolidated subsidiaries
      attributable to minority interest                                    622,538                  0
                                                                      ------------       ------------
Net cash provided by financing activities                               27,471,544          5,935,872
                                                                      ------------       ------------

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                                   (continued)
                                   (Unaudited)


                                                                      Six Months Ended September 30,
                                                                      -------------------------------
                                                                         1996                 1995
                                                                      ------------       ------------

Net increase in cash and cash equivalents                                4,590,123          5,881,000
Cash and cash equivalents at beginning of period                         8,484,832              1,010
                                                                      ------------       ------------
Cash and cash equivalents at end of period                            $ 13,074,955       $  5,882,010
                                                                      ============       ============

Supplemental disclosures of noncash investing activities:
   Capitalization of deferred acquisition costs                            174,581                  0


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


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

         As of September 30, 1996, the Partnership has acquired a limited partnership interest in three subsidiary partnerships and anticipates acquiring a limited partnership interest in additional subsidiary partnerships in the future. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

         The Partnership is authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. The solicitation for the subscription of BACs was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996. As of September 30, 1996 and March 31, 1996 the Partnership raised a total of $45,844,000 and $27,333,000 representing 45,844 and 27,333 BACs, respectively.

         The terms of the Amended and Restated Agreement of Limited Partnership of the Partnership ("Partnership Agreement") provide, among other things, that, net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.

         The Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.

         All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

         Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

         Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $0 and $22 for the three and six months ended September 30, 1996. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 1 - General (continued)


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

         Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through September 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

         Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A-1 for the period ended March 31, 1996.

         The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1996, the results of operations for the three and six months ended September 30, 1996 and 1995, and the changes in cash flows for the six months ended September 30, 1996 and 1995. However, the operating results for the six months ended September 30, 1996 may not be indicative of the results for the year.

NOTE 2 - Related Party Transactions

         An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

         The General Partner and its affiliates perform services for the Partnership. The costs incurred are as follows:

         A) Acquisition Fees and Expenses

         The General Partner is entitled to a consulting and monitoring fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnership acquisitions. As of September 30, 1996 and March 31, 1996, $2,750,640 and $1,639,980, respectively, of such costs have been incurred, of which $244,885 and $0 have been capitalized.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 2 - Related Party Transactions (continued)

         B) Public Offering Costs

            Costs incurred to organize the Partnership and certain costs of offering the BACs including but not limited to legal, accounting and registration fees are considered organization and offering expenses. These costs have been capitalized. Related Equities Corporation (the "Dealer Manger") is entitled to a non-accountable organization and offering expense allowance equal to 2.5% of Gross Proceeds, in consideration of which it is obligated to pay all such expenses up to the amount of such allowance. The Partnership is obligated to pay all such expenses that are in excess of 2.5% of Gross Proceeds and up to 3.5% of Gross Proceeds, and the Dealer Manager is responsible for all such expenses in excess of 3.5% of Gross Proceeds. As of September 30, 1996 and March 31, 1996, offering costs totalled $1,554,540 and $906,655, respectively, and along with selling commissions (see Note 2C) are charged directly to limited partners' capital.

        C)  Selling Commissions and Fees

            The Partnership has paid up to 7.5% of the aggregate purchase price of BACs sold, without regard to quantity discounts, to Related Equities Corporation. To the extent other broker/dealers sold the interests such amounts were fully reallowed to the other broker/dealers. As of September 30, 1996 and March 31, 1996, $3,437,175 and $2,049,975, respectively, was paid or incurred to Related Equities Corporation and then fully reallowed to other unaffiliated broker/dealers.

        D)  Other Related Party Expenses

            The costs incurred to related parties for the three and six months ended September 30, 1996 and 1995 were as follows:

                                                  Three Months Ended           Six Months Ended
                                                     September 30,               September 30,
                                                ----------------------      ----------------------
                                                  1996          1995          1996          1995
                                                --------      --------      --------      --------
Partnership management
  fees (a)                                      $ 18,452      $      0      $ 36,897      $      0
Expense reimbursement (b)                         59,585         5,012        77,191         5,012
Property management fees (c)                       7,117             0        10,212             0
Local administrative fee (d)                       2,500             0         2,500             0
                                                --------      --------      --------      --------

                                                $ 87,654      $  5,012      $126,800      $  5,012
                                                ========      ========      ========      ========

            (a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 2 - Related Party Transactions (continued)

flow). Partnership management fees owed to the General Partner amounting to approximately $7,000 and $44,000 were accrued and unpaid as of September 30, 1996 and March 31, 1996 respectively.

            (b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These service include site visits and evaluations of the subsidiary partnerships' performance.

            (c) Property management fees incurred by Local Partnerships amounted to $7,117 and $10,212 for the three and six months ended September 30, 1996, all of which was incurred to affiliates of the subsidiary partnerships' general partner.

            (d) Independence SLP IV L.P., a limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $5,000 per year.


NOTE 3 - Commitments and Contingencies

         There were no changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K/A-1 for the period ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

         The Partnership's primary source of funds is the proceeds of its offering. Other sources of funds include interest earned on such proceeds which will be invested in tax-exempt money market instruments pending acquisition of Local Partnerships and a working capital reserve in the original amount of 2.5% of gross equity raised. The solicitation for the subscription of BACs was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996. The Partnership has received $45,844,000 in gross proceeds for BACs pursuant to a public offering, resulting in net proceeds available for investment of approximately $36,446,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

         As of September 30, 1996, the Partnership has invested approximately $4,111,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $245,000) of net proceeds in three Local Partnerships of which approximately $2,095,000 remains to be paid to the Local Partnerships (including approximately $764,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. Two of the Local Partnerships were acquired during the six months ended September 30, 1996 for a combined purchase price of approximately $3,180,000 (not including acquisition fees of approximately $175,000) of which approximately $1,331,000 remains to be paid. The Partnership has approximately $32,335,000 available for future investments. During the six months ended September 30, 1996, approximately $2,016,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $168,000 was released from escrow). An additional $932,000 was placed into escrow for purchase price payments during the six months ended September 30, 1996. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There have been no purchase price adjustments during the six months ended September 30, 1996.

         During the six months ended September 30, 1996, the Partnership raised $18,511,000 in capital contributions, of which $14,398,000 was available for investment in Local Partnerships. These funds were used to acquire two Local Partnerships for a combined purchase price of approximately $3,180,000 (not including acquisition fees) of which approximately $1,331,000 remains to be paid. These activities, together with cash provided by operating activities ($338,000) a decrease in cash held for purchase price payments ($1,215,000), an increase in accounts payable and other liabilities ($600,000), an increase in capitalization of consolidated subsidiaries attributable to minority interest ($623,000) and net proceeds from mortgage and construction loans ($10,826,000) which exceeded acquisitions of property and equipment ($11,027,000), an increase in construction in progress ($1,670,000), an increase in investments available for sale ($11,298,000), an increase in deferred costs ($1,303,000), an increase in offering costs ($2,035,000) and a decrease in due to general partner and affiliates ($273,000) produced a net increase of $4,590,000 in Partnership cash since March 31, 1996. Included in the adjustments to reconcile the net income to cash flow from operations is depreciation and amortization in the amount of $77,000.

         A working capital reserve of approximately $1,146,000 (2.5% of gross equity) has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At September 30, 1996 and March 31, 1996 none of this reserve was used. The General Partners believe that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. As of September 30, 1996, there have been no cash distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

         The property owned by one of the Local Partnerships in which the Partnership has invested has been in operations and has maintained stable occupancy since 1990.

         The Partnership has negotiated development deficit guarantees with the two other Local Partnerships in which it has invested. The Local General Partners and/or their affiliates have agreed to fund development deficits through the breakeven dates of each of the two Local Partnerships.

         The Partnership has negotiated Operating Deficit Guaranty Agreements with the two other Local Partnerships by which the general partners of the Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $447,000 as of September 30, 1996.

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

         For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. The resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

         Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Partnership has invested or committed for investment approximately 22% of the net proceeds available for investment in Local Partnerships in three Local Partnerships, of which two have commenced to generate tax credits which have been allocated to the BAC holders and one is currently anticipated to commence to generate tax credits in 1996 which will be allocable to the BAC holders. The Partnership does not anticipate that it will acquire prior to the end of 1996 interests in any additional Local Partnerships which will be qualified to recognize tax credits in 1996. As a result, the Partnership does not anticipate that it will be able to allocate to its BAC holders in 1996 the full amount of tax credits stated in its investment objectives in the Prospectus with respect to the offering of BACs. Additionally, due to recent increases in market demand for investments in properties that are eligible to receive tax credits and limitations on the types of investments which may be obtained by the Partnership the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership have increased. As a result of these changes in market, Management does not believe that upon the acquisition of all of the proceeds available for investment that the Partnership will be able to invest such proceeds in a manner which will enable the Partnership to achieve tax credits in the range of $140-150 for each $1,000 BAC each year in which the Partnership is receiving its full entitlement of tax credits. Management believes the only impact would be from laws that have not yet been adopted. The portfolio will be diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversions of the portfolio may not protect against a general downturn in the national economy. The tax credits will be attached to the projects for a period of ten years, and will be transferable with the properties during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.


Results of Operations
---------------------

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

         Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through September 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

         As of September 30, 1996 and 1995, the Partnership had acquired an interest in three and zero Local Partnerships, respectively, all of which were consolidated at September 30, 1996. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

         The Partnership's results of operations for the three and six months ended September 30, 1996 and 1995 consisted primarily of (1) approximately $227,000 and $0, and $466,000 and $0, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in three of three and zero consolidated Local Partnerships, respectively.

         For the three and six months ended September 30, 1996 as compared to 1995, all categories of income and expenses increased and the results of operations are not comparable due to the continued acquisition and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction, rent up of properties and the continued utilization of the net proceeds of the Offering to invest in Local Partnerships. In addition, interest income will continue to decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in Local Partnerships.

         For the three months ended September 30, 1996, one of the properties completed construction and was in various stages of rent up. In addition, one of the Partnership's three consolidated properties completed construction in a previous fiscal quarter and was in various stages of rent up for the three months. For the six months ended September 30, 1996, one of the properties completed construction and was in various stages of rent up. In addition, one of the Partnership's three consolidated properties completed construction in a previous fiscal year and was in various stages of rent up for the six months. As of the end of the three and six months ended September 30, 1996, one of the Partnership's three consolidated properties was still under construction and one of the properties had a construction loan with a commitment for permanent financing as of September 30, 1996.

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


                                     INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                     ------------------------------------
                                     (Registrant)


                                     By:  RELATED INDEPENDENCE L.L.C.,
                                          a General Partner




Date: November 13, 1996                   By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes,
                                              Senior Vice President
                                              (principal financial officer)


Date: November 13, 1996                   By: /s/ Richard A. Palermo
                                              ----------------------
                                              Richard A. Palermo,
                                              Treasurer
                                              (principal accounting officer)