Form 10-Q
period 1996-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1997-02-14
CIK 940329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13
     OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996


                                       OR


[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR
     15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-89968


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
             (Exact name of registrant as specified in its charter)


         Delaware                                              13-3809869
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


625 Madison Avenue, New York, New York                            10022
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                             ===========   ===========
                                             December 31,   March 31,
                                                 1996         1996
                                             -----------   -----------
ASSETS

Property and equipment at cost,
   net of accumulated depreciation
   of $212,766 and $22,951,
   respectively                              $16,073,689   $ 2,657,976
Construction in progress                       3,136,474             0
Cash and cash equivalents                      6,491,317     8,484,832
Investments available for sale                24,900,000    11,502,412
Cash held in escrow                            3,474,126     3,000,000
Deferred costs, net of accumulated
   amortization
   of $16,562 and $5,921, respectively         2,217,931     1,700,358
Other assets                                     321,875       260,114
                                             -----------   -----------

   Total assets                              $56,615,412   $27,605,692
                                             ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable                    $ 9,235,649   $         0
   Construction loan payable                   2,370,816     2,039,174
   Accounts payable and other liabilities      2,546,874       106,084
   Due to local general partners and
    affiliates                                   262,482       311,987
   Due to general partner and affiliates         149,027       288,599
                                             -----------   -----------

    Total liabilities                         14,564,848     2,745,844
                                             -----------   -----------
Minority interest                                940,387       321,081
                                             -----------   -----------
Partners' capital:
   Limited partners (100,000 BACs
    authorized; 45,844 and 27,333
    issued and outstanding,
    respectively)                             41,106,608    24,536,153
   General partner                                 3,569         2,614
                                             -----------   -----------
    Total partners' capital                   41,110,177    24,538,767
                                             -----------   -----------
    Total liabilities and partners'
      capital                                $56,615,412   $27,605,692
                                             ===========   ===========


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                      ========================     =======================
                                        Three Months Ended            Nine Months Ended
                                           December 31,                 December 31,
                                        1996           1995          1996          1995
                                      ---------      ---------     ---------     ---------

Revenues
 Rental income                        $ 226,456      $       0     $ 394,187   $         0
 Other income
  (principally interest
  on capital
  contributions)                        324,242         68,937       825,851        68,937
                                      ---------      ---------     ---------     ---------
 Total revenues                         550,698         68,937     1,220,038        68,937
                                      ---------      ---------     ---------     ---------
Expenses
 General and
  administrative                        157,948          4,157       306,112         6,369
 General and administrative-
  related parties
  (Note 2)                              125,930         13,195       252,730        18,207
 Repairs and
  maintenance                            30,760              0        46,091             0
 Operating and
  other                                  18,712              0        47,729             0
 Real estate taxes                       21,957              0        21,957             0
 Insurance                               21,264              0        31,687             0
 Interest                               146,190              0       221,013             0
 Depreciation and
  amortization                          123,744          2,560       200,456         2,560
                                      ---------      ---------     ---------     ---------
 Total expenses                         646,505         19,912     1,127,775        27,136
                                      ---------      ---------     ---------     ---------
Net income (loss)
 before minority
 interest                               (95,807)        49,025        92,263        41,801
Minority interest
 in loss of subsidiary
 partnerships                             2,401              0         3,232             0
                                      ---------      ---------     ---------     ---------
Net income (loss)                      $(93,406)      $ 49,025     $  95,495     $  41,801
                                      =========      =========     =========     =========
Net income (loss) -
 limited partners                      $(92,472)     $ 48,535      $  94,540     $  41,383
                                      =========      =========     =========     =========
Weighted average
 number of BACs
 outstanding                             45,844         10,335        39,024         3,500
                                      =========      =========     =========     =========
Net income (loss)
 per weighted
 average BAC                          $   (2.02)     $    4.70     $    2.42     $   11.82
                                      =========      =========     =========     =========

           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                  ============================================
                                                    Limited         General
                                      Total         Partners        Partner
                                  --------------------------------------------
Partners' capital -
 April 1, 1996                    $ 24,538,767    $ 24,536,153    $      2,614
Capital contributions               18,511,000      18,511,000               0
Offering costs                      (2,035,085)     (2,035,085)              0
Net income                              95,495          94,540             955
                                  ------------    ------------    ------------
Partners' capital -
 December 31, 1996                $ 41,110,177    $ 41,106,608    $      3,569
                                  ============    ============    ============














           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)

                                            =============================
                                                  Nine Months Ended
                                                    December 31,
                                            -----------------------------
                                                  1996           1995
                                            -----------------------------
Cash flows from operating activities:

   Net income                                $     95,495    $     41,801
                                             ------------    ------------
   Adjustments to reconcile net
    income to net cash
    provided by operating
    activities:
   Depreciation and amortization                  200,456           2,560
   Minority interest in loss of
    subsidiary properties                          (3,232)              0
   Increase in cash held in escrow                (16,428)              0
   Increase in other assets                       (61,761)              0
   Increase (decrease) in accounts
    payable and other liabilities               1,759,794         (46,753)
   Increase in due to local general
    partners and affiliates                        13,776               0
   Increase in due to general partner
    and affiliates                                133,758          22,206
                                             ------------    ------------

    Total adjustments                           2,026,363         (21,987)
                                             ------------    ------------

   Net cash provided by
    operating activities                        2,121,858          19,814
                                             ------------    ------------
Cash flows used in investing activities:

   Acquisition of property and
    equipment                                 (12,801,331)        (75,759)
   Increase in construction in progress        (3,136,474)              0
   Increase in cash held in escrow               (457,698)              0
   Increase in accounts payable and
    other liabilities                             680,996               0
   Decrease in due to local general
    partners and affiliates                       (63,281)              0
   Increase in investments available
    for sale                                  (13,397,588)     (6,450,000)
   Increase in deferred costs                  (1,133,549)     (1,045,031)
                                             ------------    ------------
   Net cash used in investing
    activities                                (30,308,925)     (7,570,790)
                                             ------------    ------------



           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                            =============================
                                                                   Nine Months Ended
                                                                      December 31,
                                                            -----------------------------
                                                                 1996           1995
                                                            -----------------------------

Cash flows provided by financing activities:

   Proceeds from mortgage notes                                9,247,947               0
   Repayments of mortgage notes                                  (12,298)              0
   Proceeds from construction loans                              331,642               0
   Increase in offering costs                                 (2,035,085)     (1,867,379)
   (Decrease) increase in due to
    general partner and affiliates                              (273,330)        447,454
   Capital contributions received                             18,511,000      18,517,000
   Distributions paid                                                  0             (10)
   Increase in deferred costs                                   (198,862)              0
   Increase in capitalization of
    consolidated subsidiaries
     attributable to minority interest                           622,538               0
                                                            ------------    ------------
Net cash provided by financing
   activities                                                 26,193,552      17,097,065
                                                            ------------    ------------
Net (decrease) increase in cash and
   cash equivalents                                           (1,993,515)      9,546,089

Cash and cash equivalents at
   beginning of period                                         8,484,832           1,010
                                                            ------------    ------------
Cash and cash equivalents at
   end of period                                            $  6,491,317    $  9,547,099
                                                            ============    ============
Supplemental disclosures of noncash investing activities:
    Capitalization of deferred
      acquisition costs                                          804,197               0



           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 1996
                                   (Unaudited)
Note 1 - General

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

As of December 31, 1996, the Partnership has acquired a limited partnership interest in six subsidiary partnerships, three of which have not been consolidated and are shown on the balance sheet, at cost, as property and equipment and anticipates acquiring a limited partnership interest in additional subsidiary partnerships in the future. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

The Partnership is authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. The solicitation for the subscription of BACs was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996. As of December 31, 1996 and March 31, 1996 the Partnership raised a total of $45,844,000 and $27,333,000 representing 45,844 and 27,333 BACs, respectively.

The terms of the Amended and Restated Agreement of Limited Partnership of the Partnership ("Partnership Agreement") provide, among other things, that, net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 1  General (continued)

The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $16 and $38 for the three and nine months ended December 31, 1996. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 1996
                                   (Unaudited)
Note 1 - General (continued)

themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through December 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A-1 for the period ended March 31, 1996.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1996, the results of operations for the three and nine months ended December 31, 1996 and 1995, and the changes in cash flows for the nine months ended December 31, 1996 and 1995. However, the operating results for the nine months ended December 31, 1996 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

The General Partner and its affiliates perform services for the Partnership. The costs incurred are as follows:

A)  Acquisition Fees and Expenses
The General Partner is entitled to a consulting and monitoring fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnership acquisitions. As of December 31, 1996 and March 31, 1996, $2,750,640 and $1,639,980, respectively, of such costs have

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 2- Related Party Transactions (continued)

been incurred, of which $874,501 and $70,304 have been capitalized.

B)  Public Offering Costs
Costs incurred to organize the Partnership and certain costs of offering the BACs including but not limited to legal, accounting and registration fees are considered organization and offering expenses. These costs have been capitalized. Related Equities Corporation (the "Dealer Manger") is entitled to a non-accountable organization and offering expense allowance equal to 2.5% of Gross Proceeds, in consideration of which it is obligated to pay all such expenses up to the amount of such allowance. The Partnership is obligated to pay all such expenses that are in excess of 2.5% of Gross Proceeds and up to 3.5% of Gross Proceeds, and the Dealer Manager is responsible for all such expenses in excess of 3.5% of Gross Proceeds. As of December 31, 1996 and March 31, 1996, offering costs totalled $1,554,540 and $906,655, respectively, and along with selling commissions (see Note 2C) are charged directly to limited partners' capital.

C)  Selling Commissions and Fees
The Partnership has paid up to 7.5% of the aggregate purchase price of BACs sold, without regard to quantity discounts, to Related Equities Corporation. To the extent other broker/dealers sold the interests such amounts were fully reallowed to the other broker/dealers. As of December 31, 1996 and March 31, 1996, $3,437,175 and $2,049,975, respectively, was paid or incurred to Related Equities Corporation and then fully reallowed to other unaffiliated broker/dealers.

D)  Other Related Party Expenses
The costs incurred to related parties for the three and nine months ended December 31, 1996 and 1995 were as follows:

                       Three Months Ended     Nine Months Ended
                          December 31,           December 31,
                       ------------------    ------------------
                         1996        1995      1996       1995
                       ------------------    ------------------
Partnership
 management
 fees (a)              $ 86,155   $  9,548   $123,052   $ 9,548
Expense
 reimburse-
 ment (b)                21,057      3,647     98,248     8,659
Property manage-
 ment fees (c)           17,468          0     27,680         0
Local administrative
 fee (d)                  1,250          0      3,750         0
                       --------   --------   --------   -------
                       $125,930   $ 13,195   $252,730   $18,207
                       ========   ========   ========   =======

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

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

(c) Property management fees incurred by Local Partnerships amounted to $17,468 and $27,680 for the three and nine months ended December 31, 1996, all of which was incurred to affiliates of the subsidiary partnerships' general partner.

(d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $5,000 per year.

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

As of December 31, 1996, the Partnership has invested approximately $14,674,000 (including approximately $1,052,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $875,000) of net proceeds in six Local Partnerships of which approximately $10,761,000 remains to be paid to the Local Partnerships (including approximately $3,458,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. Five of the Local Partnerships were acquired during the nine months ended December 31, 1996 for a combined purchase price of approximately $13,743,000 (including approximately $150,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $804,000) of which approximately $9,997,000 remains to be paid (including approximately $2,694,000 being held in escrow). The Partnership has approximately $21,772,000 available for future investments. During the nine months ended December 31, 1996, approximately $3,913,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $168,000 was released from escrow). An additional $3,625,000 was placed into escrow for purchase price payments during the nine months ended December 31, 1996. In addition, during the nine months ended December 31, 1996, $3,000,000 of cash which was held in escrow at March 31, 1996 for the potential acquisition of a subsidiary partnership was returned to the Partnership. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

There have been no purchase price adjustments during the nine months ended December 31, 1996.

During the nine months ended December 31, 1996, the Partnership raised $18,511,000 in capital contributions, of which $14,716,000 was available for investment in Local Partnerships. These funds were used to acquire five Local Partnerships for a combined purchase price of approximately $13,743,000 (including approximately $150,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $804,000) of which approximately $9,997,000 (including approximately $2,694,000 being held in escrow) remains to be paid. These activities, together with cash provided by operating activities ($2,122,000), an increase in accounts payable and other liabilities relating to investing activities ($681,000), an increase in capitalization of consolidated subsidiaries attributable to minority interest ($623,000) and net proceeds from mortgage and construction loans ($9,567,000) were exceeded by acquisitions of property and equipment ($12,801,000), an increase in construction in progress ($3,136,000), an increase in investments available for sale ($13,398,000), an increase in deferred costs ($1,332,000), an increase in cash held for purchase price payments ($458,000), an increase in offering costs ($2,035,000), an increase in due to local general partners and affiliates relating to investing activities ($63,000) and a decrease in due to general partner and affiliates relating to financing activities ($273,000) resulting in a net decrease of $1,994,000 in Partnership cash since March 31, 1996. Included in the adjustments to reconcile the net income to cash flow from operations is depreciation and amortization in the amount of approximately $200,000.

A working capital reserve of approximately $1,146,000 (2.5% of gross equity) has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At December 31, 1996 and March 31, 1996 none of this reserve was used. The General Partners believe that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. As of December 31, 1996, there have been no cash distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The property owned by one of the Local Partnerships in which the Partnership has invested has been in operations and has maintained stable occupancy since 1990.

The Partnership has negotiated development deficit guarantees with the five other Local Partnerships in which it has invested. The Local General Partners and/or their affiliates have agreed to fund development deficits through the breakeven dates of each of the five Local Partnerships.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $1,008,000 as of December 31, 1996.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Manage-ment believes the only impact would be from laws that have not yet been adopted. The partnership has invested or committed for investment approximately 40% of the net proceeds available for investment in six Local Partnerships, of which two have commenced to generate tax credits which have been allocated to the BAC holders and four are currently anticipated to commence to generate tax credits in 1996 which will be allocable to the BAC holders. The Partnership does not anticipate that it will acquire prior to the end of 1996 interests in any additional Local Partnerships which will be qualified to recognize tax credits in 1996. As a result, the Partnership does not anticipate that it will be able to allocate to its BAC holders in 1996 the full amount of tax credits stated in its investment objectives in the Prospectus with respect to the offering of BACs. Additionally, due to recent increases in market demand for investments in properties that are eligible to receive tax credits and limitations on the types of investments which may be obtained by the Partnership the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership have increased. As a result of these changes in market, Management does not believe that the Partnership will be able to invest the proceeds available for investment in a manner which will enable the Partnership to achieve tax credits in the range of $140-150 for each $1,000 BAC each year in which the Partnership is receiving its full entitlement of tax credits. The portfolio will be diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversions of the portfolio may not protect against a general downturn in the national economy. The tax credits will be attached to the projects for a period of ten years, and will be transferable with the properties during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through December 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

As of December 31, 1996 and 1995, the Partnership had acquired an interest in six and one Local Partnerships, respectively, three and zero of which were consolidated at December 31, 1996. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three and nine months ended December 31, 1996 and 1995 consisted primarily of (1) approximately $304,000 and $69,000, and $770,000 and $69,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in three and zero consolidated Local Partnerships, respectively.

For the three and nine months ended December 31, 1996 as compared to 1995, all categories of income and expenses increased and the results of operations are not comparable due to the continued acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction, rent up of properties and the continued utilization of the net proceeds of the Offering to invest in Local Partnerships. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in Local Partnerships.

For the three months ended December 31, 1996, one of the Partnership's three consolidated properties had completed construction in a previous fiscal quarter and was in various stages of rent up. In addition, one of the properties had completed construction and was fully rented up in a previous fiscal quarter. For the nine months ended December 31, 1996, one of the Partnership's three consolidated properties completed construction and was in various stages of rent up. In addition, one of the properties had completed construction in a previous fiscal year and was in various stages of rent up for the nine months. As of the end of the three and nine months ended December 31, 1996, one of the Partnership's three consolidated properties was still under construction and two of the properties had construction loans with commitments for permanent financing as of December 31, 1996.

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

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          (4) Form of Amended and Restated Agreement of Limited Partnership of the Partnership (attached to the Prospectus as Exhibit A)*

          (10A)Form of Subscription Agreement (attached to the Prospectus as Exhibit B)*

          (10B)Form of Escrow Agreement between the Partnership and the Escrow Agent**

          (10C)Form  of  Purchase  and  Sales   Agreement   pertaining   to  the
Partnership's acquisition of Local Partnership Interests**

          (10D)Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships**

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                  (Registrant)


                    By:  RELATED INDEPENDENCE L.L.C.,
                         a General Partner

Date:  February 13, 1997

                    By:  /s/ Alan P. Hirmes
                         -----------------------------
                         Alan P. Hirmes,
                         Senior Vice President
                         (principal financial officer)

Date:  February 13, 1997

                    By:  /s/ Richard A. Palermo
                         -----------------------------
                         Richard A. Palermo,
                         Treasurer
                         (principal accounting officer)