Form 10-K
period 1997-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1997-07-07
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  __X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997

                                       OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Limited Partnership Interests and Beneficial Assignment Certificates

     (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

Index to exhibits may be found on page 39
Page 1 of 50

                                     PART I

Item 1. Business.

General

     Independence Tax Credit Plus L.P. IV (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on February 22, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner").

     On July 6, 1995, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"), managed by Related Equities Corporation (the "Dealer Manager"), pursuant to a prospectus dated July 6, 1995 (the "Prospectus").

     As of March 31, 1997, the Partnership has received $45,844,000 of Gross Proceeds of the Offering from 2,759 investors ("BACs holders"). The solicitation for the subscription of BACs was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996.

     The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). As of March 31, 1997, the Partnership has acquired an interest in six Local Partnerships, one of which has not been consolidated, and is shown on the balance sheet, at cost, as property and equipment. Except for the interest in Westminster Park Plaza ("Westminster"), the Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. The Partnership has acquired a 47.29% interest in Westminster and has two options to acquire an additional 48.7% interest and a 3% interest, respectively. The interest acquired by the Partnership in Westminster gives it full and exclusive voting rights and through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of Westminster and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in Westminster as well as in the other Local Partnerships in which it has invested. On June 19, 1997, the Partnership gave notice of its intention to exercise its option to purchase the additional 48.7% interest in Westminster, which purchase is anticipated to close in July 1997. As of March 31, 1997, the Partnership has invested approximately $14,747,000 (including approximately $1,052,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $875,000) of net proceeds in six Local Partnerships of which approximately $8,067,000 remains to be paid to the Local Partnerships (including approximately $764,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership has approximately $21,699,000 available for future investments. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. See Item 2, Properties, below.

     The Partnership has been formed to invest in Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Rehabilitation Tax Credits ("Historic Complexes"). The investment objectives of the Partnership are described below.

     1. Entitle qualified BACs holders to Housing Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period") with respect to each Apartment Complex.

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

     One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

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

Competition

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

Employees

     The Partnership does not have any direct employees. All services are performed for the Partnership by the General Partner and their affiliates. The General Partner receives compensation in the connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates from expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

     As of March 31, 1997 the Partnership has acquired an interest in six Local Partnerships. Except for the interest in Westminster Park Plaza ("Westminster"), the Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. The Partnership has acquired a 47.29% interest in Westminster and has two options to acquire an additional 48.7% interest and a 3% interest, respectively. The interest acquired by the Partnership in Westminster gives it full and exclusive voting rights and through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of Westminster and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in Westminster as well as in the other Local Partnerships in which it has invested. On June 19, 1997, the Partnership gave notice of its intention to exercise its option to purchase the additional 48.7% interest in Westminster, which purchase is anticipated to close in July 1997. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties may be found in Item 14. Schedule III .

                           Local Partnership Schedule

Name and Location                                     Percentage of Units
(Number of Units)              Date Acquired           Occupied at May 1,
-----------------              -------------         ----------------------
                                                     1997              1996
                                                     ----              ----
BX-8A Team
  Associates, L.P.             October 1995          100%               98%
  New York, NY (41)

Westminster Park Plaza
  (a California Limited
  Partnership)                 June 1996              96%
  Los Angeles, CA (130)

Fawcett Street Limited
  Partnership                  June 1996              93%
  Tacoma, WA (60)

Figueroa Senior Housing
  Limited Partnership          November 1996           0%*
  Los Angeles, CA (66)

NNPHI Senior Housing
  Limited Partnership          December 1996           0%*
  Los Angeles, CA (75)

Belmont/McBride
  Apartments Limited
  Partnership                  January 1997            0%*
  Paterson, NJ (42)

* Properties still in construction phase.

     The Partnership invests in Local Partnerships owning existing Apartment Complexes which receive either Federal or state subsidies. The U.S. Department of Housing and Urban Development ("HUD"), through FHA, administers a variety of subsidies for low- and moderate-income housing. FHA administers similar housing programs for non-urban areas. The Federal programs generally provide one or a combination of the following forms of assistance: (i) mortgage loan insurance, (ii) rental subsidies and (iii) reduction of mortgage interest payments.

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

     Rents from commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Rents for the residential units are determined annually by HUD and reflect increases in consumer price indices in various geographic areas.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

     As of March 31, 1997, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

     As of June 12, 1997, the Partnership has approximately 2,759 registered holders of an aggregate of 45,844 BACs.

     All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

     There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.

     The Partnership has made no distributions to the BACs holders as of March 31, 1997. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

     There has recently been an increasing number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partner of the Partnership has adopted a policy with respect to requests for the Partnership's list of BACs holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BACs holders' interests and does not limit any other rights the General Partner may have under the Partnership Agreement or applicable law.

Item 6.   Selected Financial Data.

              The information set forth below presents selected financial data of the Partnership. There were no operations prior to commencement of the Offering of BACs on July 6, 1995. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

OPERATIONS                                              Year Ended March 31,
                                                      -----------------------
                                                         1997         1996
                                                      ----------   ----------
Revenues                                              $1,820,050   $  270,029

Operating expenses                                     1,761,475      108,857
                                                      ----------   ----------

Income before minority interest                           58,575      161,172

Minority interest in loss of subsidiary partnership        1,544          225
                                                      ----------   ----------

Net income                                            $   60,119   $  161,397
                                                      ==========   ==========
Net income per weighted average BAC                   $     1.46   $    19.39
                                                      ==========   ==========


FINANCIAL POSITION
                                                  March 31,
                             -------------------------------------------------
                                 1997               1996              1995
                             ------------       ------------      ------------
Total assets                 $ 57,381,058       $ 27,605,692      $     51,010
                             ============       ============      ============
Total liabilities            $ 17,025,235       $  2,745,844      $    169,491
                             ============       ============      ============
Minority interest            $   (718,978)      $    321,081      $          0
                             ============       ============      ============
Total partners' capital      $ 41,074,801       $ 24,538,767      $   (118,481)
                             ============       ============      ============


     During the years ended March 31, 1997 and 1996 total assets increased primarily due to an increase in cash and cash equivalents and investments available for sale primarily due to capital contributions which were not fully expended amounting to approximately $13,300,000 and $20,000,000, respectively. For the years ended March 31, 1997 and 1996, total assets also increased and liabilities increased primarily due to the acquisition of Local Partnerships. For the years ended March 31, 1997 and 1996 property and equipment increased approximately $17,500,000 and $2,700,000, respectively, and construction loans increased approximately $1,800,000 and $2,000,000, respectively. During the year ended March 31, 1997 mortgage notes increased approximately $9,200,000,

Cash Distributions

     The Partnership has made no distributions to the BACs holders as of March 31, 1997.

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

     The Partnership has received $45,844,000 in gross proceeds ($18,511,000 of which was raised during the year ended March 31, 1997).

     As of March 31, 1997, the Partnership has invested approximately $14,747,000 (including approximately $1,052,000 classified as loans repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $875,000) of net proceeds in six Local Partnerships of which approximately $8,067,000 remains to be paid to the Local Partnerships (including approximately $764,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. Five of the Local Partnerships were acquired during the year ended March 31, 1997 for a combined purchase price of approximately $13,815,000 (including approximately $150,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $804,000) of which approximately $7,303,000 remains to be paid (none of which is being held in escrow). The Partnership has approximately $21,699,000 available for future investments. During the year ended March 31, 1997, approximately $6,680,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $2,861,000 was released from escrow). An additional $3,625,000 was placed into escrow for purchase price payments during the year ended March 31, 1997. In addition, during the year ended March 31, 1997, $3,000,000 of cash which was held in escrow at March 31, 1996 for the potential acquisition of a subsidiary partnership was returned to the Partnership. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There have been no purchase price adjustments during the year ended March 31, 1997.

     During the year ended March 31, 1997, the Partnership raised $18,511,000 in capital contributions, of which $14,716,000 was available for investment in Local Partnerships. These funds were used to acquire interests in five Local Partnerships for a combined purchase price of approximately $13,815,000 (including approximately $150,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $804,000) of which approximately $7,303,000 (none of which is being held in escrow) remains to be paid. These activities, together with cash provided by operating activities ($2,390,000), an increase in accounts payable and other liabilities relating to investing activities ($442,000), a decrease in cash held in escrow relating to investing activities ($2,236,000), a net increase in due to local general partners and affiliates relating to investing activities ($467,000) and net proceeds from mortgage notes and construction loans ($10,977,000) were exceeded by acquisitions of property and equipment ($11,942,000), an increase in construction in progress ($5,158,000), an increase in investments available for sale ($4,698,000), an increase in deferred costs relating to investing activities ($1,178,000), an increase in offering costs ($2,035,000), a decrease in due to general partner and affiliates ($273,000), an increase in deferred costs relating to financing activities ($121,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($1,042,000) resulting in a net increase of $8,576,000 in Partnership cash since March 31, 1996. Included in the adjustments to reconcile the net income to cash flow from operations is depreciation and amortization in the amount of approximately $344,000.

     A working capital reserve of approximately $1,146,000 (2.5% of gross equity) has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 1997 and 1996, none of this reserve was used. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. As of March 31, 1997, there have been no cash distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

     The property owned by one of the Local Partnerships in which the Partnership has invested has been in operation and has maintained stable occupancy since 1990.

     The Partnership has negotiated Development Deficit Guarantees with the five development stage Local Partnerships in which it has invested, none of which have expired as of March 31, 1997. The Local General Partners and/or their affiliates have agreed to fund development deficits through the breakeven dates of each of the five Local Partnerships. As of March 31, 1997, the gross amount of the Development Deficit Guaranty for one Local Partnership aggregated approximately $100,000 and the amount for the remaining five Local Partnerships is not presently determinable. As of March 31, 1996, there were no Development Deficit Guarantees. Such guarantees are defined in their respective agreements. As of March 31, 1997, $0 has been funded under the Development Guaranty Agreements. Amounts received under Development Deficit Guarantees from the developers of the properties purchased by the Partnership are treated as a reduction of the assets.

     The Partnership has negotiated Operating Deficit Guaranty Agreements with the five development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 1997 and 1996, the gross amounts of the five and one Operating Deficit Guarantees aggregates approximately $1,008,000 and $300,000, respectively, none of which have expired as of March 31, 1997 and 1996. All current operating deficit guarantees expire within the next three years. As of March 31, 1997, $0 has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreement will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

     In addition, one Local Partnership has a Rent-Up Guaranty Agreement, in which the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. The Local General Partner has agreed to fund the Rent-Up Guaranty through the break-even date. As of March 31, 1997 and 1996, the gross amounts of this Rent-Up Guaranty for the Local Partnership aggregated approximately $764,000 and it has not expired as of March 31, 1997. There has not been any funding under this guaranty agreement. Amounts received under the guaranty will be treated as a reduction of the asset.

     The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

     Partnership management fees owed to the General Partner amounting to approximately $128,000 and $7,000 were accrued and unpaid as of March 31, 1997 and 1996, respectively.

     The partnership has invested or committed for investment approximately 40% of the net proceeds available for investment in six Local Partnerships, of which two commenced to generate tax credits in 1996 and four are currently anticipated to commence to generate tax credits in 1997. The Partnership does not anticipate that it will acquire prior to the end of 1997 interests in any additional Local Partnerships which will generate tax credits in 1997. Additionally, due to recent increases in market demand for investments in properties that are eligible to receive tax credits and limitations on the types of investments which may be obtained by the Partnership the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership have increased.

As a result of these changes in market, Management does not believe that the Partnership will be able to invest the proceeds available for investment in a manner which will enable the Partnership to achieve tax credits in the range of $140-150 for each $1,000 BAC each year in which the Partnership is receiving its full entitlement of tax credits.

     Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio will be diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The tax credits will be attached to the project for a period of ten years, and will be transferable with the property during the remainder of such ten-year period. If the General Partner determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

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

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1997, the Partnership has not recorded any provisions for loss on impairment of assets or reductions to estimated fair value.

     The following is a summary of the results of operations of the Partnership for the year ended March 31, 1997 and 1996 (the 1996 and 1995 Fiscal Years).

     The net income for the 1996 and 1995 Fiscal Years totaled $60,119 and $161,397, respectively.

     The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a property when the credit period for such property commences. Because of the time required for the acquisition, completion and rent-up of properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $299,899 and $42,668 of Housing Tax Credits and no Historic Tax Credits during the 1996 and 1995 tax years, respectively.

     As of March 31, 1997 and 1996, the Partnership had acquired an interest in six and one Local Partnerships, respectively, one and zero of which were not consolidated, and are shown on the balance sheet, at cost, as property and equipment. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

     The Partnership's results of operations for the year ended March 31, 1997 and 1996 consisted primarily of (1) approximately $1,021,000 and $222,000 of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in five and one consolidated Local Partnerships, respectively.

     During the year ended March 31, 1997, all categories of income and expenses increased and the results of operations are not comparable due to the continued acquisition, construction and rent up of properties and are not reflective of future operations of the Partnership due to uncompleted property construction and rent-up of properties. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be been invested in Local Partnerships. For the years ended March 31, 1997 and 1996, two and one of the Partnership's five and one consolidated properties, respectively, completed construction and were in various stages of rent up. In addition, one and zero of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the years ended March 31, 1997 and 1996. As of the end of the years ended March 31, 1997 and 1996, two and zero of the Partnership's five and one consolidated properties, respectively, were still under construction and two and zero of the properties, respectively, had construction loans with a commitment for permanent financing.

Other

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

     There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

     The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.

     There has recently been an increasing number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partner of the Partnership has adopted a policy with respect to requests for the Partnership's list of BACs holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BACs holders' interests and does not limit any other rights the General Partner may have under the Partnership Agreement or applicable law.

Item 8.   Financial Statements and Supplementary Data.

                                                                                            Sequential
                                                                                               Page
                                                                                            ----------
(a)1.   Consolidated Financial Statements

        Independent Auditors' Report                                                            14

        Consolidated Balance Sheets at March 31, 1997 and 1996                                  20

        Consolidated Statements of Operations for the Years Ended March 31, 1997
        and 1996                                                                                21

        Consolidated Statements of Changes in Partners' Capital for the Years Ended
        March 31, 1997, 1996 and the period February 22, 1995 (Inception) through
        March 31, 1995                                                                          22

        Consolidated Statements of Cash Flows for the Years Ended March 31, 1997
        and 1996                                                                                23

        Notes to Consolidated Financial Statements                                              25

                  [LETTERHEAD OF FRIEDMAN ALPREN & GREEN LLP]

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Independence Tax Credit Plus L.P. IV and Subsidiaries
(A Delaware Limited Partnership)

     We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries (a Delaware Limited Partnership) as of March 31, 1997 and 1996, and the related consolidated statements of operations. changes in partners' capital and cash flows for the years then ended (the 1996 and 1995 Fiscal Years) and the consolidated statement of changes in partners' capital for the period February 22, 1995 (inception) through March 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for five subsidiary partnerships (1996 Fiscal Year) and one subsidiary partnership (1995 Fiscal Year) whose losses aggregated $596,505 and $22,536 for the years ended March 31, 1997 and 1996, respectively, and whose assets constituted 29% and 10% of the Partnership's assets at March 31, 1997 and 1996, respectively, presented in the accompanying consolidated financial statements. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, and the changes in their partners' capital for the period February 22, 1995 (inception) through March 31, 1995 in conformity with generally accepted accounting principles.








                                                   Friedman Alpren & Green LLP






New York, New York
June 23, 1997

                   [Letterhead of Leshkowitz & Company, LLP]




                         Independent Auditor's Report
                         ----------------------------



To the Partners of
BX 8A Team Associates L.P.:


     We have audited the accompanying balance sheets of BX 8A Team Associates L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for the year ended December 31, 1996 and for the period from October 1, 1995 (date of investor entry) through December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX 8A Team Associates L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital and its cash flows for the year ended December 31, 1996 and for the period from October 1, 1995 (date of investor entry) through December 31, 1995 in conformity with generally accepted accounting principles.



                                             /s/   Leshkowitz & Company, LLP
                                                 ------------------------------
                                                   Leshkowitz & Company, LLP



New York, New York
January 16, 1997

                  [Letterhead of Reznick Fedder & Silverman]


                         INDEPENDENT AUDITORS' REPORT

To the Partners
Westminster Park Plaza

We have audited the accompanying balance sheet of Westminster Park Plaza (a California limited partnership) as of December 31, 1996 and the related statements of operations, changes in partners' deficit and cash flows for the period June 1, 1996 through December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminister Park Plaza as of December 31, 1996, and the results of its operations, the changes in partners' deficit and its cash flows for the period June 1, 1996 through December 31, 1996 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of performing an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman

Boston, Massachusetts
April 15, 1997

       [Letterhead of McDaniel & Hallstrom Certified Public Accountants]

February 14, 1997

To the Partners
FAWCETT STREET LIMITED PARTNERSHIP
Tacoma, Washington

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsiblilty is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ McDaniels & Hallstrom
---------------------------
    McDaniels & Hallstrom


Tacoma, Washington
February 17, 1997

                 [Letterhead of Reznick Fedder & Silverman]




                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



To the Partners of
Figueroa Senior Housing Limited Partnership

     We have audited the accompanying balance sheet of Figueroa Senior Housing Limited Partnership as of December 31, 1996. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

     In our opinion, the balance statement referred to above presents fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership as of December 31, 1996, in conformity with generally accepted accounting principles.




                                                /s/ Reznick Fedder & Silverman

Baltimore, Maryland
June 7, 1997

         [Letterhead of Clifford R. Benn Certified Public Accountants]


                          INDEPENDENT AUDITOR'S REPORT

General Partner
NNPHI Senior Housing, L.P.
Los Angeles, California

I have audited the balance sheet of NNPHI Senior Housing, L.P. at December 31, 1996, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of NNPHI Senior Housing, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing, L.P. at December 31, 1996 and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

                                   /s/ Clifford Benn, CPA
                                   -----------------------
                                       Clifford Benn, CPA

March 18, 1997
Carson, California

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                   March 31,
                                                                         -----------------------------
                                                                             1997             1996
                                                                         ------------     ------------
                                     ASSETS
Property and equipment - at cost, less accumulated depreciation
  (Notes 2 and 4)                                                        $ 19,801,865     $  2,657,976
Construction in progress                                                    1,010,368                0
Cash and cash equivalents (cost approximates market) (Notes 2 and 10)      17,061,164        8,484,832
Investments available for sale (Note 2)                                    16,200,000       11,502,412
Cash held in escrow (Note 5)                                                  865,896        3,000,000
Deferred costs, less accumulated amortization (Notes 2 and 6)               2,179,235        1,700,358
Other assets                                                                  262,530          260,114
                                                                         ------------     ------------
    Total assets                                                         $ 57,381,058     $ 27,605,692
                                                                         ============     ============

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable (Note 7)                                        $  9,226,190     $          0
  Construction loans payable (Note 7)                                       3,790,102        2,039,174
  Accounts payable and other liabilities                                    2,531,437          106,084
  Due to local general partners and affiliates (Note 8)                     1,264,805          311,987
  Due to general partner and affiliates (Note 8)                              212,701          288,599
                                                                         ------------     ------------
    Total liabilities                                                      17,025,235        2,745,844
                                                                         ------------     ------------
Minority interest                                                            (718,978)         321,081
                                                                         ------------     ------------
Commitments and contingencies (Note 10)

Partners' capital:
  Limited partners (100,000 BACs authorized;
    45,844 and 27,333 issued and outstanding in
    1997 and 1996, respectively) (Note 1)                                  41,071,586       24,536,153
  General partner                                                               3,215            2,614
                                                                         ------------     ------------

    Total partners' capital                                                41,074,801       24,538,767
                                                                         ------------     ------------
    Total liabilities and partners' capital                              $ 57,381,058     $ 27,605,692
                                                                         ============     ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year Ended March 31,
                                                                  -----------------------
                                                                      1997         1996
                                                                  ----------   ----------
Revenues
   Rental income                                                  $  716,694   $   47,060
   Other income (principally interest on capital contributions)    1,103,356      222,969
                                                                  ----------   ----------

                                                                   1,820,050      270,029
                                                                  ----------   ----------

Expenses
   General and administrative                                        440,577       16,112
   General and administrative-related parties (Note 8)               279,158       25,916
   Repairs and maintenance                                           120,531          294
   Operating and other                                               117,841       17,635
   Taxes                                                              47,362            0
   Insurance                                                          35,664        4,071
   Interest                                                          376,338       15,957
   Depreciation and amortization                                     344,004       28,872
                                                                  ----------   ----------

                                                                   1,761,475      108,857
                                                                  ----------   ----------

Net income before minority interest                                   58,575      161,172

Minority interest in loss of subsidiary partnership                    1,544          225
                                                                  ----------   ----------

Net income                                                        $   60,119   $  161,397
                                                                  ==========   ==========
Net income - limited partners                                     $   59,518   $  159,783
                                                                  ==========   ==========

Weighted average number of BACs outstanding                           40,706        8,241
                                                                  ==========   ==========

Net income per weighted average BAC                               $     1.46   $    19.39
                                                                  ==========   ==========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE PERIOD FEBRUARY 22, 1995 (INCEPTION) THROUGH
           MARCH 31, 1995 AND THE YEARS ENDED MARCH 31, 1996 AND 1997

                                                        Limited        General
                                          Total        Partners        Partner
                                          -----        --------        -------

Capital contributions                $      1,010    $         10    $    1,000

Offering costs                           (119,491)       (119,491)            0
                                     ------------    ------------    ----------

Partners' capital - March 31, 1995       (118,481)       (119,481)        1,000

Capital contributions                  27,333,000      27,333,000             0

Distributions                                 (10)            (10)            0

Offering costs                         (2,837,139)     (2,837,139)            0

Net income                                161,397         159,783         1,614
                                     ------------    ------------    ----------

Partners' capital - March 31, 1996     24,538,767      24,536,153         2,614

Capital contributions                  18,511,000      18,511,000             0

Offering costs                         (2,035,085)     (2,035,085)            0

Net income                                 60,119          59,518           601
                                     ------------    ------------    ----------

Partners' capital - March 31, 1997   $ 41,074,801    $ 41,071,586    $    3,215
                                     ============    ============    ==========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS

                                                                            Year Ended March 31,
                                                                        ----------------------------
                                                                             1997            1996
                                                                        ------------    ------------
Cash flows from operating activities:
   Net income                                                           $     60,119    $    161,397
                                                                        ------------    ------------
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                             344,004          28,872
   Minority interest in loss of subsidiary partnerships                        1,544             225
   Increase in cash held in escrow                                          (102,008)              0
   Increase in other assets                                                   (2,416)       (210,031)
   Increase in accounts payable and other liabilities                      1,983,479             756
   Increase in due from local general partners and affiliates                (91,800)              0
   Increase in due to general partner and affiliates                         197,432          28,214
                                                                        ------------    ------------
         Total adjustments                                                 2,330,235        (151,964)
                                                                        ------------    ------------
   Net cash provided by operating activities                               2,390,354           9,433
                                                                        ------------    ------------

Cash flows from investing activities:
   Acquisition of property and equipment                                 (11,942,399)     (2,368,940)
   Increase in construction in progress                                   (5,157,862)              0
   Decrease (increase) in cash held in escrow                              2,236,112      (3,000,000)
   Increase in accounts payable and other liabilities                        441,874               0
   Increase in due to local general partners and affiliates                1,362,711               0
   Decrease in due to local general partners and affiliates                 (895,987)              0
   Increase in investments available for sale                             (4,697,588)    (11,502,412)
   Increase in deferred costs                                             (1,177,599)     (1,656,279)
                                                                        ------------    ------------

   Net cash used in investing activities                                 (19,830,738)    (18,527,631)
                                                                        ------------    ------------

Cash flows from financing activities:
   Proceeds from mortgage notes                                            9,247,947               0
   Repayments of mortgage loans                                              (21,757)              0
   Proceeds from construction loan                                         1,750,928       2,039,174
   Increase in offering costs                                             (2,035,085)     (2,837,139)
   (Decrease) increase in due to general partner and affiliates             (273,330)        146,139
   Capital contributions received                                         18,511,000      27,333,000
   Cash distributions paid                                                         0             (10)
   Increase in deferred costs                                               (121,384)              0
   (Decrease) increase in capitalization of consolidated subsidiaries
     attributable to minority interest                                    (1,041,603)        320,856
                                                                        ------------    ------------

   Net cash provided by financing activities                              26,016,716      27,002,020
                                                                        ------------    ------------


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                      INCREASE IN CASH AND CASH EQUIVALENTS

                                                          Year Ended March 31,
                                                       -------------------------
                                                           1997          1996
                                                       -----------   -----------
Net increase in cash and cash equivalents              $ 8,576,332   $ 8,483,822

Cash and cash equivalents at beginning of year           8,484,832         1,010
                                                       -----------   -----------

Cash and cash equivalents at end of year               $17,061,164   $ 8,484,832
                                                       ===========   ===========
Supplemental disclosure of cash flows information:

Cash paid during the year for interest                 $   252,490   $    15,957

Retainage included in other assets and accounts
   payable and other liabilities                       $         0   $    50,083

Development fees due to local general partners and
   affiliates capitalized to property and equipment    $   577,894   $   311,987

Property and equipment reclassified from
   construction in progress                            $ 4,147,494   $         0

Capitalization of deferred acquisition costs           $   804,197   $    70,304


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 1 - General

     Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) (the "Partnership") was organized on February 22, 1995 and commenced a public offering on July 6, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner").

     The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Credits, "Tax Credits").

     As of March 31, 1997, the Partnership has acquired limited partnership interests in six subsidiary partnerships, one of which has not been consolidated, and is shown on the balance sheet, at cost, as property and equipment. The Partnership anticipates acquiring limited partnership interests in additional subsidiary partnerships in the future.

     As of March 31, 1997, the Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. The solicitation for the subscription of BAC's was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996. As of March 31, 1997 and 1996, the Partnership raised a total of $45,844,000 and $27,333,000 representing 45,844 and 27,333 BACs, respectively.

     The terms of the Partnership's Amended and Restated Agreement of Limited Partnership ("Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.

NOTE 2 - Summary of Significant Accounting Policies

     a)   Basis of Accounting

     For financial reporting purposes, the Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles.

     b)   Basis of Consolidation

     The consolidated financial statements include the accounts of the Partnership and five and one subsidiary partnerships for the years ended March 31, 1997 and 1996, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 2 - Summary of Significant Accounting Policies(Continued)

     Increases (decreases) in the capitalization of the consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

     Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $203,000 and $0 for the years ended March 31, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

     c)   Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

     d)   Investments Available For Sale

     At inception, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 1997 and 1996, the Partnership has classified its securities as available for sale.

     Available for sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of partners' capital until realized. A decline in the market value of any available for sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

     At March 31, 1997 and 1996, the Partnership's investments classified as investments available for sale are carried at cost which approximates fair market value, have maturities of less than one year and consists of municipal bonds and municipal bond instruments. As further clarification, the maturities of the investments are approximately one month and therefore there are no material unrealized gains or losses.

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

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods.Expenditures

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 2 - Summary of Significant Accounting Policies(Continued)

for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1997, the Partnership has not recorded any provisions for loss on impairment of assets or reductions to estimated fair value.

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

     g)   Organization and Offering Costs

     Costs incurred to organize the Partnership, including but not limited to legal, accounting and registration fees, are considered deferred organization expenses. These costs are capitalized and are being amortized over a 60-month period. Costs incurred in connection with obtaining permanent mortgage financing are amortized over the lives of the related mortgage notes. Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 3 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents and Cash Held in Escrow

     The carrying amount approximates fair value.

     Mortgage Notes Payable

     The fair value of mortgage notes payable and construction loans payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

     The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:

                                                             March 31, 1997
                                                       -------------------------
                                                        Carrying
Mortgage Notes Payable for which it is:                  Amount       Fair Value
                                                       --------       ----------

Practicable to estimate fair value                     $8,103,690     $8,103,690
Not Practicable                                        $1,122,500            (a)

Construction Loans Payable for which it is:

Practicable to estimate fair value                     $2,039,174     $2,039,174
Not Practicable                                        $1,750,928            (a)

     (a) Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

     The carrying amount of other assets and liabilities reported on the consolidated balance sheets that require such disclosure approximates fair value.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 4 - Property and Equipment

     The components of property and equipment and their estimated useful lives are as follows:

                                               March 31,
                                        ----------------------- Estimated Useful
                                           1997         1996      Lives(Years)
                                        -----------   --------- ----------------

Land                                  $ 1,882,002  $     5,849          --
Building and improvements              14,672,141    2,675,078        27.5
Investment in limited partnership(a)    3,201,522            0
Furniture and fixtures                    397,246            0         5-7
                                      -----------  ------------
                                       20,152,911     2,680,927
Less:  Accumulated depreciation           351,046       22,951
                                      -----------  ------------

                                      $19,801,865  $  2,657,976
                                      ===========  ============

     (a) Represents the Partnership's investment, at cost, as of March 31, 1997 in Belmont/McBride Apartments Limited Partnership which was acquired in January 1997 and was not consolidated in the accompanying financial statements.

     Included in property and equipment at March 31, 1997 and 1996 was $874,501 and $70,304, respectively, of acquisition fees paid to the General Partner and $310,674 and $4,641, respectively, of acquisition expenses. In addition, as of March 31, 1997 and 1996, building and improvements and construction in progress includes $33,645 and $0, respectively, of capitalized interest.

     In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $895,987 and $311,987 to the local general partners and affiliates as of March 31, 1997 and 1996, respectively. Such fees have been included in the cost of property and equipment.

     Depreciation expense for the years ended March 31, 1997 and 1996 amounted to $328,095 and $22,951, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 5 - Cash Held in Escrow

     Cash held in escrow as of March 31, 1997 consists of the following:

     Purchase price payments*                          $ 763,888
     Real estate taxes, insurance and other              102,008
                                                       ---------
                                                       $ 865,896
                                                       =========

     *Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

     Cash was held in escrow at March 31, 1996 for the potential acquisition of a subsidiary partnership. In June 1996 such amount was returned to the Partnership.

NOTE 6 - Deferred Costs

     The components of deferred costs and their periods of amortization are as follows:

                                                  March 31,
                                         ------------------------
                                             1997          1996       Period
                                         ----------   -----------    ----------
Financing costs                          $  196,420   $    75,036        *
Deferred acquisition costs                1,916,137     1,581,243       **
Organization costs                           88,508        50,000    60 months
                                         ----------   -----------
                                          2,201,065     1,706,279
Less:  Accumulated amortization              21,830         5,921
                                         ----------   -----------

                                         $2,179,235   $ 1,700,358
                                         ==========   ===========

*Over the life of the related mortgage note.

**Will be capitalized as part of the cost of future acquisitions or charged to operations.

     Amortization expense for the years ended March 31, 1997 and 1996 amounted to $15,909 and $5,921, respectively.


NOTE 7 - Mortgage and Construction Loans Payable

     The mortgage and construction loans are payable in aggregate monthly installments of approximately $40,000 including principal and interest with rates varying from 1% to 8.71% per annum and have maturity dates ranging from 1998 through 2046. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents and leases, and are without further recourse.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 7 - Mortgage and Construction Loans Payable(Continued)


     Annual principal payment requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

              Fiscal Year Ending                                   Amount
              ------------------                                   ------
                   1997                                       $    57,085
                   1998                                            60,796
                   1999                                            64,955
                   2000                                            69,411
                   2001                                            74,256
                   Thereafter                                   8,899,687
                                                              -----------
                                                              $ 9,226,190
                                                              ===========

     The mortgage agreements require monthly deposits to replacement reserves of approximately $1,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

     As of December 31, 1996, two subsidiary partnerships have construction loan commitments totaling approximately $4,239,000 with outstanding balances of approximately $3,790.000.

NOTE 8 - Related Party Transactions

     An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

     Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receives their pro-rata share of profits, losses and tax credits.

     The General Partner and its affiliates perform services for the Partnership. The costs incurred for the year ended March 31, 1997 and 1996 are as follows:

     A)   Acquisition Fees

     The General Partner is entitled to an acquisition fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the selection and evaluation of Local Partnerships in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnerships acquisitions. As of March 31, 1997 and 1996, $2,750,640 and $1,639,980, respectively, of such costs have been incurred, of which $874,501 and $70,304 have been capitalized. The balance is included in deferred costs.

     B)   Public Offering Costs

     Costs incurred to organize the Partnership and certain costs of offering the BACs including but not limited to legal, accounting, and registration fees are considered organization and offering costs. Related Equities

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 8 - Related Party Transactions(Continued)

Corporation, the Dealer Manager, is entitled to a nonaccountable organization and offering expense allowance equal to 2.5% of Gross Proceeds, in consideration of which it is obligated to pay all such expenses up to the amount of such allowance. The Partnership is obligated to pay all such expenses that are in excess of 2.5% of Gross Proceeds and up to 3.5% of Gross Proceeds. The Dealer Manager is responsible for all such expenses in excess of 3.5% of Gross Proceeds. The selling commissions and a nonaccountable marketing expense allowance are considered offering costs. These costs are charged directly to limited partners' capital. As of March 31, 1997 and 1996, offering costs totaled $1,554,540 and $906,655, respectively, and along with selling commissions (see
Note 8(C)) are charged directly to limited partner's capital.

     C)   Selling Commissions and Fees

     The Partnership has paid up to 7.5% of the aggregate purchase price of BACs sold, without regard to quantity discounts, to Related Equities Corporation, an affiliate of the General Partner. To the extent other broker/dealers sold the interests, such amounts were fully reallowed to the other broker/dealers. As of March 31, 1997 and 1996, $3,437,175 and $2,049,975, respectively, was paid or incurred to Related Equities Corporation and then fully reallocated to other broker/dealers.

     D)   Guarantees

     The Partnership has negotiated Development Deficit Guarantees with the five development stage Local Partnerships in which it has invested, none of which have expired as of March 31, 1997. The Local General Partners and/or their affiliates have agreed to fund development deficits through the breakeven dates of each of the five Local Partnerships. As of March 31, 1997, the gross amount of the Development Deficit Guaranty for one Local Partnership aggregated approximately $100,000 and the amount for the remaining five Local Partnerships is not presently determinable. As of March 31, 1996, there were no Development Deficit Guarantees. Such guarantees are defined in their respective agreements. As of March 31, 1997, $0 has been funded under the Development Guaranty Agreements. Amounts received under Development Deficit Guarantees from the developers of the properties purchased by the Partnership are treated as a reduction of the assets.

     The Partnership has negotiated Operating Deficit Guaranty Agreements with the five development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 1997 and 1996, the gross amounts of the five and one Operating Deficit Guarantees aggregates approximately $1,008,000 and $300,000, respectively, none of which have expired as of March 31, 1997 and 1996. All current operating deficit guarantees expire within the next three years. As of March 31, 1997, $0 has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreement will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

         In addition, one Local Partnership has a Rent-Up Guaranty Agreement, in which the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. The Local General Partner has agreed to fund the Rent-Up Guaranty through the break-even date. As of March 31, 1997 and 1996, the gross amounts of this Rent-Up Guaranty for the Local Partnership aggregated approximately $764,000 and it has not expired as of March 31, 1997. There has not been any funding under this guaranty agreement. Amounts received under the guaranty will be treated as a reduction of the asset.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 8 - Related Party Transactions(Continued)

     The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

     E)   Other Related Party Expenses

     The costs incurred to related parties for the years ended March 31, 1997 and 1996 were as follows:


                                                   Year Ended March 31,
                                                 -------------------------
                                                   1997             1996
                                                 --------         --------

     Partnership management fees (a)             $164,433         $  6,667
     Expense reimbursement (b)                     98,302           11,659
     Property management fees (c)                  11,423            2,590
     Local administrative fee (d)                   5,000            5,000
                                                 --------         --------
                                                 $279,158         $ 25,916
                                                 ========         ========

     (a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $128,000 and $7,000 were accrued and unpaid as of March 31, 1997 and 1996, respectively.

     (b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

     (c) Property management fees incurred by the Local Partnerships amounted to $38,231 and $2,590 for the years ended March 31, 1997 and 1996, respectively. Of these fees, $11,423 and $2,590 was incurred to affiliates of the subsidiary partnerships' general partners.

     (d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 8 - Related Party Transactions(Continued)


     F)   Due to Local General Partners and Affiliates

     Due to local general partners and affiliates consists of the following:



                                                          March 31,
                                               ------------------------------
                                                    1997               1996
                                               -----------        -----------
     Development fee payable                   $   577,894        $   311,987
     General partner loan receivable               (91,800)                 0
     Construction advances                         778,711                  0
                                               -----------        -----------

                                               $ 1,264,805        $   311,987
                                               ===========        ===========

NOTE 9 - Income Taxes

     A reconciliation of the financial statement net income to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                 Year Ended December 31
                                                                 ----------------------
                                                                    1996         1995
                                                                 ---------    ---------
Financial statement net income                                   $  60,119    $ 161,397

Differences between  depreciation and amortization
  expense records for financial reporting purposes
  and the accelerated cost recovery system utilized
  for income tax purposes                                            6,517            0

Differences resulting from parent
  company having a different fiscal
  year for income tax and financial
  reporting purposes                                                41,357     (141,908)


Tax exempt interest income                                        (912,629)     (68,937)

Other, including accruals for financial reporting purposes not
  deductible for income tax purposes until paid                    169,367        7,322
                                                                 ---------    ---------

Net loss as shown on the income tax return                       $(635,269)   $ (42,126)
                                                                 =========    =========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 10 - Commitments and Contingencies

     a) Uninsured Cash and Cash Equivalents

     The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1997, uninsured cash and cash equivalents approximated $16,178,000.

     b) Other

     The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however the Partnership intends to purchase additional properties which will diversify its portfolio. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

     The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a property when the credit period for such property commences. Because of the time required for the acquisition, completion and rent-up of properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $299,899 and $42,668 of Housing Tax Credits and no Historic Tax Credits during the 1996 and 1995 tax years, respectively.

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


  Name                           Position
  ----                           --------

  Stephen M. Ross                Director and President of RCMP

  J. Michael Fried               President and Member of RILLC

  Andrew D. Augenblick           Director and Executive Vice President of RCMP

  Michael J. Wechsler            Director and Executive Vice President of RCMP

  Alan P. Hirmes                 Senior Vice President and Member of RILLC

  Stuart J. Boesky               Vice President and Member of RILLC

  Marc D. Schnitzer              Vice President of RILLC

  Richard A. Palermo             Treasurer of RILLC

  Lynn A. McMahon                Secretary of RILLC

     STEPHEN M. ROSS, 57, is a Director of RILLC. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

     J. MICHAEL FRIED, 53, is President of RILLC. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     ANDREW D. AUGENBLICK, 36, is a Director and Executive Vice President of RCMP. Mr. Augenblick is also an Executive Vice President of The Related Companies, L.P. Prior to joining Related in 1985, he was with McKinsey & Company. Mr. Augenblick graduated from Dartmouth College when he received a Bachelor of Arts Degree and from the Harvard Graduate School of Business Administration when he received a Masters degree in Business Administration.

     MICHAEL J. WECHSLER, 58, is a Director and Executive Vice President of RCMP. Mr. Wechsler joined the predecessor of The Related Companies, L.P. in 1987 as Chief Operating Officer and Executive Vice President and is the Chief Operating Officer and Executive Vice President of the Related Realty Group. Inc. Prior to that, he was Senior Vice President and a Managing Director of the Real Estate Division of Chemical Bank with overall responsibility for administration and lending activities of the Division in 25 states and New York City. He supervised a diversified portfolio of construction and real estate loans of over $3.5 billion. Mr. Wechsler attended the Massachusetts Institute of Technology when he received a Bachelor of Science degree in Civil Engineering and received his Masters in Business Administration from the Harvard Graduate School of Business Administration.

     ALAN P. HIRMES, 42, is a Senior Vice President of RILLC. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     STUART J. BOESKY, 41, is a Vice President of RILLC. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

     MARC D. SCHNITZER, 36, is a Vice President of RILLC. He is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

     RICHARD A. PALERMO, 37, is Treasurer of RILLC. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration Degree.

     LYNN A. McMAHON, 41, is Secretary of RILLC. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

Item 11. Executive Compensation.

     The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to members or officers of the General Partner for their services. However, under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring Acquisition Fees, a nonaccountable Acquisition Expense allowance, an accountable expense reimbursement and Subordinated Disposition Fees to the General Partner and/or its affiliates. In addition, the General Partner is entitled to a subordinated interest in Cash from Sales or Financings and a 1% interest in Net Income, Net Loss, Distributions of Adjusted Cash from Operations and Cash from Sales or Financings. Certain members and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 to the Financial Statements in
Item 8 above, which is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                                    Name and Address of               Amount and Nature of           Percent
Title of Class                        Beneficial Owner                Beneficial Ownership           of Class
--------------                      ------------------                --------------------           --------

General Partnership                 Related Independence L.L.C.      $1,000 capital contribution     100%
Interest in the Partnership         625 Madison Avenue               -directly owned
                                    New York, NY  10022

     Independence SLP IV L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in the Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                         ----

(a)    1.  Consolidated Financial Statements

       Independent Auditors' Report                                        14

       Consolidated Balance Sheets at March 31, 1997 and 1996              20

       Consolidated Statements of Operations for the Years Ended March
       31, 1997 and 1996                                                   21

       Consolidated Statements of Changes in Partners' Capital for the
       Years Ended March 31, 1997, 1996 and the period February 22,
       1995 (Inception) through March 31, 1995                             22

       Consolidated Statements of Cash Flows for the Years Ended March
       31, 1997 and 1996                                                   23

       Notes to Consolidated Financial Statements                          25

(a)    2.  Consolidated Financial Statement Schedules

       Independent Auditors' Report                                        45

       Schedule I - Condensed Financial Information of Registrant          46
       Schedule III - Real Estate and Accumulated Depreciation             49

       All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued).

                                                                      Sequential
                                                                         Page
                                                                         ----

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

       (3C) Certificate of Limited Partnership of Independence Tax Credit Plus L.P. IV as filed on February 22, 1995*

       (10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

       (10B) Escrow Agreement between Independence Tax Credit Plus L.P. IV and Bankers Trust Company*

       (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership
              Interests*

       (10D)  Form of Amended and Restated Agreement of Limited
              Partnership of Local Partnerships*

       (21)   Subsidiaries of the Registrant                              41

       (27)   Financial Data Schedule (filed herewith)                    50


              *Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-89968}

              **Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-89968}

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued).

     (c)  Subsidiaries of the Registrant (Exhibit 21)

                                                                 Jurisdiction of
                                                                  Organization
                                                                 ---------------
          BX-8A Team Associates, L.P.                                   NY
          Westminster Park Plaza                                        CA
          Fawcett Street Limited Partnership                            WA
          Figueroa Senior Housing Limited Partnership                   CA
          NNPHI Senior Housing Limited Partnership                      CA
          Belmont/McBride Apartments Limited Partnership                NJ

     (d)  Not applicable

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


                               INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                        (Registrant)

                                        By: RELATED INDEPENDENCE L.L.C.,
                                            a General Partner


Date: June 27, 1997                     By: /s/J. Michael Fried
                                            ---------------------------------
                                            J. Michael Fried
                                            President and Member
                                            (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                Title                                                       Date
     ---------                -----                                                       ----
/s/Stephen M. Ross            Director and President of RCMP, Inc.,
---------------------------   the general partner of Related General II L.P.,
Stephen M. Ross               a Member of Related Independence L.L.C.                     June 27, 1997


/s/Andrew D. Augenblick       Director and Executive Vice President of RCMP,
---------------------------   Inc., the general partner of Related General II L.P.,
Andrew D. Augenblick          a Member of Related Independence L.L.C.                     June 27, 1997


/s/Michael J. Wechsler        Director and Executive Vice President of RCMP,
---------------------------   Inc., the general partner of Related General II L.P.,
Michael J. Wechsler           a Member of Related Independence L.L.C.                     June 27, 1997


/s/J. Michael Fried
---------------------------   President and Member of Related Independence
J. Michael Fried              L.L.C. (principal executive officer)                        June 27, 1997


/s/Alan P. Hirmes
---------------------------   Senior Vice President and Member of Related
Alan P. Hirmes                Independence L.L.C. (principal financial officer)           June 27, 1997

/s/Stuart J. Boesky
---------------------------   Vice President and Member of
Stuart J. Boesky              Related Independence L.L.C.                                 June 27, 1997

/s/Richard A. Palermo
---------------------------   Treasurer of Related Independence L.L.C.
Richard A. Palermo            (principal accounting officer)                              June 27, 1997


                   [LETTERHEAD FRIEDMAN ALPREN & GREEN LLP]

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Partners of
Independence Tax Credit Plus L.P. IV and Subsidiaries
(A Delaware Limited Partnership)

     In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. IV and Subsidiaries included in the Form 10-K as presented in our opinion dated June 23, 1997, which is based in part on the reports of other auditors, we have also audited supporting Schedules I and III as of March 31, 1997 and 1996 and for the years then ended. In our opinion, based on our audits and the reports of the other auditors, these schedules present fairly, when read in conjunction with the related financial statements, the financial data required to be set forth therein.





                                                   Friedman Alpren & Green LLP



New York, New York
June 23, 1997

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)



                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                     March 31,
                                                            -------------------------
                                                                1997          1996
                                                            -----------   -----------
Cash and cash equivalents                                   $14,962,703   $ 8,484,832
Investments available for sale                               16,200,000    11,502,412
Investment in subsidiary partnerships                         7,300,638        85,433
Cash held in escrow                                             763,888     3,000,000
Other assets                                                  2,054,077     1,782,882
                                                            -----------   -----------

   Total assets                                             $41,281,306   $24,855,559
                                                            ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates                       $   202,701   $   283,599
Due to subsidiary partnership                                         0        29,879
Other liabilities                                                 3,804         3,314
                                                            -----------   -----------

   Total liabilities                                            206,505       316,792

   Partners' capital                                         41,074,801    24,538,767
                                                            -----------   -----------

   Total liabilities and partners' capital                  $41,281,306   $24,855,559
                                                            ===========   ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Year Ended March 31,
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
Revenues

   Interest income                                   $ 1,052,299    $   222,419
                                                     -----------    -----------

Expenses

   Administrative and management                         177,612         15,305
   Administrative and management-related parties         262,735         18,326
   Amortization                                           10,000          5,000
                                                     -----------    -----------

Total Expenses                                           450,347         38,631
                                                     -----------    -----------

   Income from operations                                601,952        183,788

   Equity in loss of subsidiary partnerships            (541,833)       (22,391)
                                                     -----------    -----------

Net income                                           $    60,119    $   161,397
                                                     ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
              (Not Including Consolidated Subsidiary Partnerships)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Year Ended March 31,
                                                                   ----------------------------
                                                                         1997            1996
                                                                   ------------    ------------
Cash flows from operating activities:

Net income                                                         $     60,119    $    161,397
                                                                   ------------    ------------

Adjustments to reconcile net income to net cash provided by operating activities:

   Amortization                                                          10,000           5,000
   Equity in loss of subsidiary partnership                             541,833          22,391
   Increase in other assets                                            (281,195)       (156,639)
Increase (decrease) in liabilities:
   Due to general partners and affiliates                               (80,898)         23,214
   Other liabilities                                                        490         (51,931)
                                                                   ------------    ------------

   Total adjustments                                                    190,230        (157,965)
                                                                   ------------    ------------

   Net cash provided by operating activities                            250,349           3,432
                                                                   ------------    ------------

Cash flows from investing activities:

   Increase in investments available for sale                        (4,697,588)    (11,502,412)
   Decrease (increase) in cash held in escrow                         2,236,112      (3,000,000)
   Increase in other assets                                                   0      (1,581,243)
   Investments in subsidiary partnerships                            (7,757,038)        (77,945)
                                                                   ------------    ------------

   Net cash used in investing activities                            (10,218,514)    (16,161,600)
                                                                   ------------    ------------

Cash flow from financing activities:

   Capital contributions received                                    18,511,000      27,333,000
   Distributions paid                                                         0             (10)
   Offering costs                                                    (2,035,085)     (2,837,139)
   (Decrease) increase in due to general partners and affiliates        (29,879)        146,139
                                                                   ------------    ------------

   Net cash provided by financing activities                         16,446,036      24,641,990
                                                                   ------------    ------------

Net increase in cash and cash equivalents                             6,477,871       8,483,822

Cash and cash equivalents, beginning of year                          8,484,832           1,010
                                                                   ------------    ------------

Cash and cash equivalents, end of year                             $ 14,962,703    $  8,484,832
                                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1997


                                                               Initial Cost to Partnership     Cost Capitalized
                                                               ---------------------------      Subsequent to
                                                                               Buildings and     Acquisition:
Description                                  Encumbrances          Land         Improvements     Improvements
-----------                                  ------------          ----         ------------     ------------
Apartment Complexes

BX-8A Team Associates, L.P.                   $ 2,039,174      $     5,467      $ 2,667,819      $   (45,823)
        New York, NY
Westminster Park Plaza                          8,103,690        1,191,347        7,973,033           60,606
        Los Angeles, CA
Fawcett Street Limited Partnership              2,873,428          390,654        4,247,465           60,607
        Tacoma, WA
Figueroa Senior Housing Limited Partnership             0          279,000                0           60,607
        Los Angeles, CA
NNPHI Senior Housing Limited Partnership                0                0                0           60,607
        Los Angeles, CA
Investment in Partnership
                                              -----------      -----------      -----------      -----------
                                              $13,016,292      $ 1,866,468      $14,888,317      $   196,604
                                              ===========      ===========      ===========      ===========
                                               Gross Amount at which Carried At Close of Period
                                               ------------------------------------------------
                                                              Buildings and     Investment in                  Accumulated
Description                                      Land         Improvements       Partnership        Total      Depreciation
-----------                                      ----         ------------       -----------        -----      ------------
Apartment Complexes

BX-8A Team Associates, L.P.                   $     8,879      $ 2,618,584      $         0      $ 2,627,463   $   102,845
        New York, NY
Westminster Park Plaza                          1,194,377        8,030,609                0        9,224,986       222,494
        Los Angeles, CA
Fawcett Street Limited Partnership                393,684        4,305,042                0        4,698,726        23,529
        Tacoma, WA
Figueroa Senior Housing Limited Partnership       282,031           57,576                0          339,607         1,089
        Los Angeles, CA
NNPHI Senior Housing Limited Partnership            3,031           57,576                0           60,607         1,089
        Los Angeles, CA
Investment in Partnership                                                         3,201,522(b)     3,201,522
                                              -----------      -----------      -----------      -----------   ----------
                                              $ 1,882,002      $15,069,387      $ 3,201,522      $20,152,911   $  351,046
                                              ===========      ===========      ===========      ===========   ==========

                                                                              Life on which
                                                                             Depreciation in
                                               Year of                          Latest Income
                                            Construction/       Date          Statements are
Description                                  Renovation       Acquired          Computed(a)
-----------                                  ----------       --------        --------------
Apartment Complexes

BX-8A Team Associates, L.P.                   1995-96        Oct. 1995          27.5 years
        New York, NY
Westminster Park Plaza                        1996-97        June 1996          27.5 years
        Los Angeles, CA
Fawcett Street Limited Partnership            1996-97        June 1996          27.5 years
        Tacoma, WA
Figueroa Senior Housing Limited Partnership   1996-97        Nov. 1996          27.5 years
        Los Angeles, CA
NNPHI Senior Housing Limited Partnership      1996-97        Dec. 1996          27.5 years
        Los Angeles, CA
Investment in Partnership

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.

(b) Represents the Partnership's investment, at cost, as of March 31, 1997 in Belmont/McBride Apartments Limited Partnership which was acquired in January 1997 and was not consolidated in the accompanying financial statements.

                                                                   Cost of Property                    Accumulated Depreciation
                                                             -------------------------------         -------------------------------
                                                                                    Year Ended March 31
                                                             -----------------------------------------------------------------------
                                                                1997                1996                1997                1996
                                                             -----------         -----------         -----------         -----------
Balance at beginning of year                                 $ 2,680,927         $         0         $    22,951         $         0
Additions during year:
    Land, building and improvements                           17,471,984           2,680,927
    Depreciation expense                                                                                 328,095              22,951
Deductions during year:
    Dispositions                                                       0                   0                   0                   0
                                                             -----------         -----------         -----------         -----------
Balance at close of year                                     $20,152,911         $ 2,680,927         $   351,046         $    22,951
                                                             ===========         ===========         ===========         ===========

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant. Therefore, there are no material differences between the original cost basis for tax and generally accepted accounting principles.