Form 10-Q
period 1997-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1997-08-14
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
------           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


                                       OR


                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
------           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                  ============     ============
                                                     June 30,        March 31,
                                                      1997             1997
                                                  ------------     ------------
ASSETS

Property and equipment at cost,
   net of accumulated depreciation
   of $506,933 and $351,046,
   respectively                                   $ 17,147,141     $ 19,801,865
Construction in progress                             6,255,641        1,010,368
Cash and cash equivalents                           13,168,000       17,061,164
Investments available for sale                      21,200,490       16,200,000
Cash held in escrow                                    865,169          865,896
Deferred costs, net of accumulated
   amortization
   of $26,997 and $21,830, respectively              2,248,353        2,179,235
Other assets                                           275,849          262,530
                                                  ------------     ------------

   Total assets                                   $ 61,160,643     $ 57,381,058
                                                  ============     ============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable                         $  9,579,646     $  9,226,190
   Construction loans payable                        6,300,077        3,790,102
   Accounts payable and other
    liabilities                                      3,294,087        2,531,437
   Due to local general partners and
    affiliates                                       1,531,477        1,264,805
   Due to general partner and affiliates               164,160          212,701
                                                  ------------     ------------
    Total liabilities                               20,869,447       17,025,235
                                                  ------------     ------------

Minority interest                                     (719,843)        (718,978)
                                                  ------------     ------------

Partners' capital:
   Limited partners (45,844 BACs
    issued and outstanding)                         41,008,462       41,071,586
   General partner                                       2,577            3,215
                                                  ------------     ------------
    Total partners' capital                         41,011,039       41,074,801
                                                  ------------     ------------

    Total liabilities and partners'
      capital                                     $ 61,160,643     $ 57,381,058
                                                  ============     ============

           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      =========================
                                                         Three Months Ended
                                                                June 30,
                                                      -------------------------
                                                         1997            1996
                                                      -------------------------
Revenues
   Rental income                                      $ 303,281        $  48,359
   Other income (principally interest
    on capital contributions)                           298,218          239,000
                                                      ---------        ---------
   Total revenues                                       601,499          287,359
                                                      ---------        ---------
Expenses
   General and administrative                           107,815           46,386
   General and administrative-
    related parties (Note 2)                             83,801           39,146
   Repairs and maintenance                               36,816            3,071
   Operating                                             72,980           12,255
   Insurance                                             16,369           10,423
   Interest                                             187,291           15,657
   Depreciation and amortization                        161,054           31,983
                                                      ---------        ---------
   Total expenses                                       666,126          158,921
                                                      ---------        ---------

Income (loss) before minority
   interest                                             (64,627)         128,438
Minority interest in loss of
   subsidiary partnerships                                  865              340
                                                      ---------        ---------

Net income (loss)                                     $ (63,762)       $ 128,778
                                                      =========        =========

Net income (loss) - limited partners                  $ (63,124)       $ 127,490
                                                      =========        =========

Weighted average number of
   BACs outstanding                                      45,844           31,551
                                                      =========        =========

Net income (loss) per weighted
   average BAC                                        $   (1.38)       $    4.04
                                                      =========        =========


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                               ================================================
                                                   Limited           General
                                    Total          Partners          Partner
                               ------------------------------------------------

Partners' capital -
 April 1, 1997                 $ 41,074,801      $ 41,071,586      $      3,215
Net loss                            (63,762)          (63,124)             (638)
                               ------------      ------------      ------------
Partners' capital -
 June 30, 1997                 $ 41,011,039      $ 41,008,462      $      2,577
                               ============      ============      ============


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ============================
                                                          Three Months Ended
                                                              June 30,
                                                   ----------------------------
                                                       1997             1996
                                                   ----------------------------
Cash flows from operating activities:

   Net income (loss)                               $   (63,762)     $   128,778
                                                   -----------      -----------
   Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
   Depreciation and amortization                       161,054           31,983
   Minority interest in loss of
    subsidiary properties                                 (865)            (340)
   Decrease in cash held in escrow                         727                0
   (Increase) decrease in other assets                 (13,319)         108,622
   Increase (decrease) in accounts
    payable and other liabilities                       56,723          (14,298)
   Increase in due to local general
    partners and affiliates                             60,000           20,500
   (Decrease) increase in due to
    general partner and affiliates                     (48,541)          31,060
                                                   -----------      -----------

    Total adjustments                                  215,779          177,527
                                                   -----------      -----------

   Net cash provided by
    operating activities                               152,017          306,305
                                                   -----------      -----------
Cash flows from investing activities:

   Increase in property and equipment                 (702,685)      (1,410,065)
   Increase in construction in progress             (2,043,751)               0
   Decrease in cash held in escrow                           0        1,553,502
   Increase in accounts payable and
    other liabilities                                  705,927                0
   Increase in due to local general
    partners and affiliates                            982,141                0
   Decrease in due to local general
    partners and affiliates                           (775,469)               0
   Increase in investments available
    for sale                                        (5,000,490)      (4,797,588)
   Increase in deferred costs                          (66,013)        (453,459)
                                                   -----------      -----------
   Net cash used in investing
    activities                                      (6,900,340)      (5,107,610)
                                                   -----------      -----------

           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                 ==============================
                                                        Three Months Ended
                                                             June 30,
                                                 ------------------------------
                                                       1997             1996
                                                 ------------------------------

Cash flows from financing activities:
   Proceeds from mortgage notes                       363,123                 0
   Repayments of mortgage notes                        (9,667)                0
   Proceeds from construction loans                 2,511,975                 0
   Repayments of construction
    loans                                              (2,000)                0
   Increase in offering costs                               0          (630,960)
   Increase in deferred costs                          (8,272)                0
   Increase in due to
    general partner and affiliates                          0            34,313
   Capital contributions received                           0         5,736,000
                                                 ------------      ------------

Net cash provided by financing
   activities                                       2,855,159         5,139,353
                                                 ------------      ------------

Net increase (decrease) in cash and
   cash equivalents                                (3,893,164)          338,048

Cash and cash equivalents at
   beginning of period                             17,061,164         8,484,832
                                                 ------------      ------------
Cash and cash equivalents at
   end of period                                 $ 13,168,000      $  8,822,880
                                                 ============      ============

Supplemental disclosures of
   noncash investing activities:
   Capitalization of deferred
    acquisition costs                            $          0      $    174,581

   Consolidation of investment in
    subsidiary partnership:*
    Decrease in property and
      equipment                                  $  3,201,522      $          0
     Increase in construction in
      progress                                   $ (3,201,522)     $          0




* Prior to consolidation, investment in subsidiary partnerships are included in property and equipment.

           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

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

As of June 30, 1997, the Partnership has acquired a limited partnership interest in six subsidiary partnerships, all of which have been consolidated. The Partnership anticipates acquiring limited partnership interests in additional subsidiary partnerships in the future. Except for the interest in Westminster Park Plaza ("Westminster"), the Partnership's investment in each subsidiary partnership represents 98.99% of the partnership interests in the subsidiary partnership. As of June 30, 1997, the Partnership has acquired a 47.29% interest in Westminster and has two options to acquire an additional 48.7% interest and a 3% interest, respectively. The interest acquired by the Partnership in Westminster gives it full and exclusive voting rights. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in Westminster as well as in the other subsidiary partnerships in which it has invested. On June 19, 1997, the Partnership gave notice of its intention to exercise its option to purchase the additional 48.7% interest in Westminster and on July 1, 1997 the Partnership exercised such option.

The Partnership is authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest. The solicitation for the subscription of BACs was terminated as of May 22, 1996 and the final closing

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 1 - General (continued)

occurred on August 15, 1996. As of both June 30, 1997 and March 31, 1997 the Partnership raised a total of $45,844,000 representing 45,844 BACs.

The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $70,539 and $61 for the three months ended June 30, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1997 and the results of operations and cash flows for the three months ended June 30, 1997 and 1996. However, the operating results for the three months ended June 30, 1997 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties are as follows:

A)  Acquisition Fees and Expenses
The General Partner is entitled to an acquisition fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnership acquisitions. As of June 30, 1997 and March 31, 1997, $2,750,640 of such costs have been incurred, of which $874,501 at each date has been capitalized.

B)  Public Offering Costs
Costs incurred to organize the Partnership and certain costs of offering the BACs including but not limited to legal, accounting and registration fees are considered organization and offering costs. These costs have been capitalized. Related Equities Corporation (the "Dealer Manger") is entitled to a non-accountable organization and offering expense allowance equal to 2.5% of Gross Proceeds, in consideration of which it is obligated to pay all such expenses up to the amount of such allowance. The Partnership is obligated to pay all such expenses that are in excess of 2.5% of Gross Proceeds and up to 3.5% of Gross Proceeds, and the Dealer Manager is responsible for all such expenses in excess of 3.5% of Gross Proceeds. As of both June 30, 1997 and March 31, 1997, offering costs totalled $1,554,540 and along with selling commissions (see Note
2C) are charged directly to limited partners' capital.

C)  Selling Commissions and Fees
The Partnership has paid up to 7.5% of the aggregate purchase price of BACs sold, without regard to quantity discounts, to Related Equities Corporation. To the extent other broker/dealers sold the interests, such amounts were fully reallowed to the other broker/dealers. As of both June 30, 1997 and March 31, 1997, $3,437,175 was paid or incurred to Related Equities Corporation and then fully reallocated to other unaffiliated broker/dealers.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

D)  Other Related Party Expenses
The costs incurred to related parties for the three months ended June 30, 1997 and 1996 were as follows:
                                                           Three Months Ended
                                                                June 30,
                                                         -----------------------
                                                           1997           1996
                                                         -------         -------
Partnership management fees (a)                          $41,296         $18,445
Expense reimbursement (b)                                 33,858          17,606
Property management fees (c)                               7,647           3,095
Local administrative fee (d)                               1,000               0
                                                         -------         -------
                                                         $83,801         $39,146
                                                         =======         =======

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

(c) Property management fees incurred by the Local Partnerships amounted to $19,607 and $3,095 for the three months ended June 30, 1997 and 1996, respectively. Of these fees $7,647 and $3,095 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds is the proceeds of its offering. Other sources of funds include interest earned on such proceeds which will be invested in tax-exempt money market instruments pending acquisition of and final payments to Local Partnerships and a working capital reserve in the original amount of 2.5% of gross equity raised. The solicitation for the subscription of BACs was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996. The Partnership has received $45,844,000 in gross proceeds for BACs pursuant to a public offering, resulting in net proceeds available for investment of approximately $36,446,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

As of June 30, 1997, the Partnership has invested approximately $14,747,000 (including approximately $901,650 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $875,000) of net proceeds in six Local Partnerships of which approximately $7,189,000 remains to be paid to the Local Partnerships (including approximately $764,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership has approximately $21,699,000 available for future investments. During the three months ended June 30, 1997, approximately $879,000 was paid to Local Partnerships (none of which was released from escrow). The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There have been no purchase price adjustments during the three months ended June 30, 1997.

For the three months ended June 30, 1997, cash and cash equivalents of the Partnership and its six consolidated Local Partnerships decreased approximately $3,893,000 due to an increase in property and equipment ($703,000), an increase in construction in progress ($2,044,000), an increase in investments available for sale ($5,000,000) and an increase in deferred costs relating to investing and financing activities ($74,000) which exceeded cash provided by operating activities ($152,000), an increase in accounts payable and other liabilities relating to investing activities ($706,000), a net increase in due to local general partners and affiliates relating to investing activities ($207,000) and net proceeds from mortgage and construction loans ($2,863,000). Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization of approximately $161,000.

A working capital reserve of approximately $1,146,000 (2.5% of gross equity) has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At June 30, 1997 and March 31, 1997, none of this reserve was used. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. As of June 30, 1997, there have been no cash distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

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

The Partnership has negotiated Operating Deficit Guaranty Agreements with the five Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $1,008,000 as of June 30, 1997.

The Partnership has also negotiated a Rent-Up Guaranty Agreement with one Local Partnership, in which the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved.

The Development Deficit, Operating Deficit and the Rent-Up Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

The Partnership has invested or committed for investment approximately 40% of the net proceeds available for investment in six Local Partnerships, of which two commenced to generate tax credits in 1996 and four are currently anticipated to commence to generate tax credits in 1997. The Partnership does not anticipate that it will acquire, prior to the end of 1997, interests in any additional Local Partnerships which will generate tax credits in 1997. Additionally, due to recent increases in market demand for investments in properties that are eligible to receive tax credits and limitations on the types of investments which may be obtained by the Partnership, the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership have increased. As a result of these changes in market, management does not believe that the Partnership will be able to invest the proceeds available for investment in a manner which will enable the Partnership to achieve tax credits in the range of $140-150 for each $1,000 BAC each year in which the Partnership is receiving its full entitlement of tax credits.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio will be diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The tax credits will be attached to the project for a period of ten years, and will be transferable with the property during the remainder of such ten-year period. If the General Partner determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

As of June 30, 1997 and 1996, the Partnership had acquired an interest in six and three Local Partnerships, respectively, six and one of which were consolidated at June 30, 1997 and 1996, respectively. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three months ended June 30, 1997 and 1996 consisted primarily of (1) approximately $276,000 and $210,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and

(2) the results of the Partnership's investment in three of six and one of one consolidated Local Partnerships, respectively.

For the three months ended June 30, 1997 as compared to 1996, all categories of income and expenses increased and the results of operations are not comparable due to the acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction, rent up of properties and the continued utilization of the net proceeds of the Offering to invest in Local Partnerships. In addition, interest income will decrease in future periods since it is anticipated that a substantial portion of the proceeds from the Offering will be invested in Local Partnerships.

For the three months ended June 30, 1997 and 1996, one and one of the Partnership's six and one consolidated properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the three months. In addition, two and zero of the properties, respectively, had completed construction and were rented up in a previous fiscal year. As of the end of the three months ended June 30, 1997 and 1996, three and zero of the Partnership's six and one consolidated properties, respectively, were still under construction and four and zero of the properties, respectively, had construction loans with commitments for permanent financing.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                  (Registrant)


                              By: RELATED INDEPENDENCE L.L.C.,
                                  General Partner

Date:  August 13, 1997

                                  By:/s/ Alan P. Hirmes
                                     --------------------------------
                                     Alan P. Hirmes,
                                     Senior Vice President
                                     (principal financial officer)

Date:  August 13, 1997

                                  By:/s/ Richard A. Palermo
                                     --------------------------------
                                     Richard A. Palermo,
                                     Treasurer
                                     (principal accounting officer)