Form 10-Q
period 1997-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1997-11-19
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 33-89968


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             13-3809869
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


625 Madison Avenue, New York, New York                             10022
 ------------------------------                             -------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212)421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                   ============     ===========
                                                   September 30,      March 31,
                                                        1997            1997
                                                   ------------     -----------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $662,884 and $351,046,
  respectively                                      $17,000,991     $19,801,865
Construction in progress                              9,565,976       1,010,368
Cash and cash equivalents                            10,711,641      17,061,164
Investments available for sale                       20,700,000      16,200,000
Cash held in escrow                                     865,169         865,896
Deferred costs, net of accumulated
  amortization
  of $32,165 and $21,830, respectively                2,251,950       2,179,235
Other assets                                            753,006         262,530
                                                    -----------     -----------
  Total assets                                      $61,848,733     $57,381,058
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                            $ 9,569,767     $ 9,226,190
  Construction loans payable                          6,608,504       3,790,102
  Accounts payable and other
   liabilities                                        3,656,847       2,531,437
  Due to local general partners and
   affiliates                                         1,705,382       1,264,805
  Due to general partner and affiliates                 139,174         212,701
                                                    -----------     -----------
   Total liabilities                                 21,679,674      17,025,235
                                                    -----------     -----------

Minority interest                                      (720,453)       (718,978)
                                                    -----------     -----------
Partners' capital:
  Limited partners (45,844 BACs
   issued and outstanding)                           40,888,150      41,071,586
  General partner                                         1,362           3,215
                                                    -----------     -----------
   Total partners' capital                           40,889,512      41,074,801
                                                    -----------     -----------
   Total liabilities and partners'
    capital                                         $61,848,733     $57,381,058
                                                    ===========     ===========


          See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                 =====================   =======================
                                   Three Months Ended        Six Months Ended
                                      September 30,            September 30,
                                 ---------------------   -----------------------
                                    1997        1996        1997          1996
                                 ---------------------   -----------------------
Revenues
  Rental income                  $ 329,989    $119,372   $  633,270     $167,731
  Other income
   (principally interest
   on capital
   contributions)                  293,051     262,609      591,269      501,609
                                 ---------    --------   ----------     --------
  Total revenues                   623,040     381,981    1,224,539      669,340
                                 ---------    --------   ----------     --------
Expenses
  General and
   administrative                  131,417     101,778      239,232      148,164
  General and
  administrative-
   related parties
   (Note 2)                         80,094      87,654      163,895      126,800
  Repairs and
   maintenance                      48,098      12,260       84,914       15,331
  Operating                         66,307      16,762      139,287       29,017
  Taxes                             46,445           0       46,445            0
  Insurance                         20,736           0       37,105       10,423
  Interest                         190,961      59,166      378,252       74,823
  Depreciation and
   amortization                    161,119      44,729      322,173       76,712
                                 ---------    --------   ----------     --------
  Total expenses                   745,177     322,349    1,411,303      481,270
                                 ---------    --------   ----------     --------

Income (loss)
  before minority
  interest                        (122,137)     59,632     (186,764)     188,070
Minority interest
  in loss of subsidiary
  partnerships                         610         491        1,475          831
                                 ---------    --------   ----------     --------
Net income (loss)                $(121,527)   $ 60,123   $ (185,289)    $188,901
                                 =========    ========   ==========     ========
Net income (loss) -
  limited partners               $(120,312)   $ 59,522   $ (183,436)    $187,012
                                 =========    ========   ==========     ========

Weighted average
  number of BACs
  outstanding                       45,844      39,595       45,844       35,595
                                 =========    ========   ==========     ========
Net income (loss)
  per weighted
  average BAC                    $   (2.62)   $   1.50   $    (4.00)    $   5.25
                                 =========    ========   ==========     ========


          See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                                       ========================================
                                                         Limited        General
                                          Total          Partners       Partner
                                       ----------------------------------------
Partners' capital -
 April 1, 1997                         $41,074,801      $41,071,586      $3,215
Net loss                                  (185,289)        (183,436)     (1,853)
                                       -----------      -----------      ------
Partners' capital -
September 30, 1997                     $40,889,512      $40,888,150      $1,362
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

                                                  =============================
                                                        Six Months Ended
                                                          September 30,
                                                  -----------------------------
                                                     1997              1996
                                                  -----------------------------
Cash flows from operating activities:
  Net income (loss)                               $  (185,289)     $    188,901
                                                  -----------      ------------
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
  Depreciation and amortization                       322,173            76,712
  Minority interest in loss of
   subsidiary properties                               (1,475)             (831)
  Decrease in cash held in escrow                         727                 0
  Increase in other assets                            (44,920)          (70,491)
  Increase in accounts
   payable and other liabilities                      176,430            48,548
  Increase in due to local general
   partners and affiliates                             60,000            15,056
  (Decrease) increase in due to
   general partner and affiliates                     (73,527)           80,425
                                                  -----------      ------------
   Total adjustments                                  439,408           149,419
                                                  -----------      ------------

  Net cash provided by operating
   activities                                         254,119           338,320
                                                  -----------      ------------

Cash flows from investing activities:
  Increase in property and equipment                 (712,486)      (11,026,806)
  Increase in construction in progress             (5,354,086)       (1,669,588)
  Decrease in cash held in escrow                           0         1,214,928
  Increase in accounts payable and
   other liabilities                                  948,980           600,157
  Increase in other assets                           (445,556)                0
  Increase in due to local general
   partners and affiliates                          1,156,046            81,719
  Decrease in due to local general
   partners and affiliates                           (775,469)                0
  Increase in investments available
   for sale                                        (4,500,000)      (11,297,588)
  Increase in deferred costs                          (74,778)       (1,122,563)
                                                  -----------      ------------

  Net cash used in investing
   activities                                      (9,757,349)      (23,219,741)
                                                  -----------      ------------


          See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                    ===========================
                                                         Six Months Ended
                                                           September 30,
                                                    ---------------------------
                                                       1997             1996
                                                    ---------------------------
Cash flows from financing activities:
  Proceeds from mortgage notes                          363,124      10,826,369
  Repayments of mortgage notes                          (19,547)              0
  Proceeds from construction loans                    4,095,039               0
  Repayments of construction loans                   (1,276,637)              0
  Increase in offering costs                                  0      (2,035,085)
  Increase in deferred costs                             (8,272)       (179,948)
  Decrease in due to
   general partner and affiliates                             0        (273,330)
  Capital contributions received                              0      18,511,000
  Increase in capitalization of
  consolidated subsidiaries
  attributable to minority interest                           0         622,538
                                                    -----------     -----------
Net cash provided by financing
  activities                                          3,153,707      27,471,544
                                                    -----------     -----------

Net increase (decrease) in cash and
  cash equivalents                                   (6,349,523)      4,590,123
Cash and cash equivalents at
  beginning of period                                17,061,164       8,484,832
                                                    -----------     -----------

Cash and cash equivalents at
  end of period                                     $10,711,641     $13,074,955
                                                    ===========     ===========

Supplemental disclosures of
  noncash investing activities:
  Capitalization of deferred
   acquisition costs                                $         0     $   174,581
  Consolidation of investment in
   subsidiary partnership:*
   Decrease in property and
    equipment                                       $ 3,201,522     $         0
   Increase in construction in
    progress                                        $(3,201,522)    $         0


*Prior to consolidation, investment in subsidiary partnerships are included in property and equipment.


          See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


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

As of September 30, 1997, the Partnership has acquired a limited partnership interest in six subsidiary partnerships, all of which have been consolidated. The Partnership anticipates acquiring limited partnership interests in additional subsidiary partnerships in the future. Except for the interest in Westminster Park Plaza ("Westminster"), the Partnership's investment in each subsidiary partnership represents 98.99% of the partnership interests in the subsidiary partnership. As of June 30, 1997, the Partnership had acquired a 47.29% interest in Westminster and had two options to acquire an additional 48.7% interest and a 3% interest, respectively. The interest acquired by the Partnership in Westminster gave it full and exclusive voting rights. On July 1, 1997, the Partnership exercised its option to purchase an additional 48.7% interest in Westminster, after which the Partnership's investment in Westminster totaled 95.99%. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in Westminster as well as in the other subsidiary partnerships in which it has invested.

The Partnership is authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commis-

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


sion for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest. The solicitation for the subscription of BACs was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996. As of both September 30, 1997 and March 31, 1997 the Partnership raised a total of $45,844,000 representing 45,844 BACs.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $7,053 and $0 and $77,592 and $22 for the three and six months ended September 30, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


justments) necessary to present fairly the financial position of the Partnership as of September 30, 1997, the results of operations for the three and six months ended September 30, 1997 and 1996 and cash flows for the six months ended September 30, 1997 and 1996. However, the operating results for the six months ended September 30, 1997 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties are as follows:

A)  Acquisition Fees and Expenses
The General Partner is entitled to an acquisition fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnership acquisitions. As of September 30, 1997 and March 31, 1997, $2,750,640 of such costs have been incurred, of which $874,501 at each date has been capitalized.

B)  Public Offering Costs
Costs incurred to organize the Partnership and certain costs of offering the BACs including but not limited to legal, accounting and registration fees are considered organization and offering costs. These costs have been capitalized. Related Equities Corporation (the "Dealer Manger") is entitled to a non-accountable organization and offering expense allowance equal to 2.5% of Gross Proceeds, in consideration of which it is obligated to pay all such expenses up to the amount of such allowance. The Partnership is obligated to pay all such expenses that are in excess of 2.5% of Gross Proceeds and up to 3.5% of Gross Proceeds, and the Dealer Manager is responsible for all such expenses in excess of 3.5% of Gross Proceeds. As of both September 30, 1997 and March 31, 1997, offering costs totalled $1,554,540 and along with selling commissions (see
Note 2C) are charged directly to limited partners' capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


C)  Selling Commissions and Fees
The Partnership has paid up to 7.5% of the aggregate purchase price of BACs sold, without regard to quantity discounts, to Related Equities Corporation. To the extent other broker/dealers sold the interests, such amounts were fully reallowed to the other broker/dealers. As of both September 30, 1997 and March 31, 1997, $3,437,175 was paid or incurred to Related Equities Corporation and then fully reallocated to other unaffiliated broker/dealers.

D)  Other Related Party Expenses
The costs incurred to related parties for the three and six months ended September 30, 1997 and 1996 were as follows:

                                        Three Months Ended    Six Months Ended
                                            September 30,       September 30,
                                         -----------------   -------------------
                                           1997      1996      1997       1996
                                         -----------------   -------------------
Partnership
  management
  fees (a)                               $42,933   $18,452   $ 84,229   $ 36,897
Expense
  reimburse-
  ment (b)                                26,955    59,585     60,813     77,191
Property manage-
  ment fees (c)                            8,706     7,117     16,353     10,212
Local administrative
  fee (d)                                  1,500     2,500      2,500      2,500
                                         -------   -------   --------   --------

                                         $80,094   $87,654   $163,895   $126,800
                                         =======   =======   ========   ========

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


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

(c) Property management fees incurred by the Local Partnerships amounted to $20,492 and $7,117 and $40,099 and $10,212 for the three and six months ended September 30, 1997 and 1996, respectively. Of these fees $8,706 and $7,117 and $16,353 and $10,212 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

Note 3 - Subsequent Event

The Partnership has invested in one Local Partnership during the period of October 1, 1997 to November 18, 1997.

                                                         Equity
Date                 Partnership Name                  Investment        Units
----                 ----------------                  ----------        -----

October 1997         Sojourner Douglass, L.P.          $917,740          20

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

As of September 30, 1997, the Partnership has invested approximately $15,402,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $875,000) of net proceeds in six Local Partnerships of which approximately $7,189,000 remains to be paid to the Local Partnerships (including approximately $764,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the six months ended September 30, 1997 the Partnership exercised its option to purchase an additional 48.7% interest in one Local Partnership for a purchase price of approximately $529,000 (all of which was paid). In addition, there were upward purchase price adjustments during the six months ended September 30, 1997 in the amount of $73,000 relating to two Local Partnerships which were purchased in a previous fiscal year. The Partnership has approximately $21,044,000 available for future investments. During the six months ended September 30, 1997, approximately $951,000 was paid to Local Partnerships (none of which was released from escrow). The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net increase in purchase price of approximately $53,000 during the six months ended September 30, 1997.

For the six months ended September 30, 1997, cash and cash equivalents of the Partnership and its six consolidated Local Partnerships decreased approximately $6,350,000 due to an increase in property and equipment ($712,000), an increase in construction in progress ($5,354,000), an increase in investments available for sale ($4,500,000), an increase in other assets relating to investing activities ($446,000) and an increase in deferred costs relating to investing and financing activities ($83,000) which exceeded cash provided by operating activities ($254,000), an increase in accounts payable and other liabilities relating to investing activities ($949,000), a net increase in due to local general partners and af-filiates relating to investing activities ($381,000) and net proceeds from mortgage and construction loans ($3,162,000). Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization of approximately $322,000.

A working capital reserve of approximately $1,146,000 (2.5% of gross equity) has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At September 30, 1997 and March 31, 1997, none of this reserve was used. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. As of September 30, 1997, and 1996, there has been no cash distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

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

The Partnership has negotiated Operating Deficit Guaranty Agreements with the five Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $1,008,000 as of September 30, 1997.

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

The Partnership has invested or committed for investment approximately 42% of the net proceeds available for investment in six Local Partnerships, of which two commenced to generate tax credits in 1996 and four are currently anticipated to commence to generate tax credits in 1997. The Partnership does not anticipate that it will acquire, prior to the end of 1997, interests in any additional Local Partnerships which will generate tax credits in 1997.

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

Results of Operations
---------------------

As of September 30, 1997 and 1996, the Partnership had acquired an interest in six and three Local Partnerships, respectively, all of which were consolidated at September 30, 1997 and 1996. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three and six months ended September 30, 1997 and 1996 consisted primarily of (1) approximately $267,000 and $256,000 and $543,000 and $466,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in three of six and three of three consolidated Local Partnerships, respectively.

For the three and six months ended September 30, 1997 as compared to 1996, all categories of income and expenses increased except general and administrative-related parties and the results of operations are not comparable due to the acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construc-tion, rent up of properties and the continued utilization of the net proceeds of the Offering to invest in Local Partnerships. In addition, interest income will decrease in future periods since it is anticipated that a substantial portion of the proceeds from the Offering will be invested in Local Partnerships. General and administrative-related parties decreased approximately $8,000 for the three months ended September 30, 1997 as compared to 1996, primarily due to an underaccrual, at June 30, 1996, of expense reimbursements payable to the General Partner and its affiliates for costs incurred on behalf of the Partnership which was adjusted in the second quarter.

For the three months ended September 30, 1997 and 1996, zero and one of the Partnership's six and three consolidated properties, respectively, completed construction and were in various stages of rent up. In addition, one and one of the properties, respectively, had completed construction in a previous fiscal quarter, but were in various stages of rent up for the three months. Also, for the three months ended September 30, 1997 and 1996, two and zero of the properties had completed construction and were rented up in a previous fiscal quarter. For the six months ended September 30, 1997 and 1996, zero and one of the Partnership's six and three consolidated properties, respectively, completed construction and were in various stages of rent up. In addition, one and one of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the six months. Also, for the six months ended September 30, 1997 and 1996, two and zero of the properties had completed construction and were rented up in a previous fiscal year.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
                                  (Registrant)


                                   By: RELATED INDEPENDENCE L.L.C.,
                                       General Partner

Date:  November 18, 1997

                                       By:  /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes,
                                            Senior Vice President
                                            (principal financial officer)

Date:  November 18, 1997

                                       By:  /s/ Richard A. Palermo
                                            ----------------------
                                            Richard A. Palermo,
                                            Treasurer
                                            (principal accounting officer)