Form 10-Q
period 1997-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1998-02-12
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1997

                                       OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 33-89968


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                     --------------------------------------
                     (Exact name of registrant as specified
                                 in its charter)


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
                                   (Unaudited)

                                                     ===========    ===========
                                                     December 31,     March 31,
                                                         1997           1997
                                                     -----------    -----------
ASSETS

Property and equipment at cost,
 net of accumulated depreciation
 of $820,350 and $351,046,
 respectively                                        $22,990,513    $19,801,865
Construction in progress                              11,113,313      1,010,368
Cash and cash equivalents                              6,217,095     17,061,164
Investments available for sale                        17,200,000     16,200,000
Cash held in escrow                                    2,492,007        865,896
Deferred costs, net of accumulated amortization
 of $37,332 and $21,830, respectively                  1,651,233      2,179,235
Other assets                                           1,030,983        262,530
                                                     -----------    -----------
 Total assets                                        $62,695,144    $57,381,058
                                                     ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage notes payable                              $10,499,871    $ 9,226,190
 Construction loans payable                            6,517,775      3,790,102
 Accounts payable and other liabilities                3,464,181      2,531,437
 Due to local general partners and affiliates          1,829,717      1,264,805
 Due to general partner and affiliates                   205,975        212,701
                                                     -----------    -----------
   Total liabilities                                  22,517,519     17,025,235
                                                     -----------    -----------

Minority interest                                       (720,498)      (718,978)
                                                     -----------    -----------
Partners' capital:
 Limited partners (45,844 BACs issued
  and outstanding)                                    40,896,675     41,071,586
 General partner                                           1,448          3,215
                                                     -----------    -----------
  Total partners' capital                             40,898,123     41,074,801
                                                     -----------    -----------
  Total liabilities and partners' capital            $62,695,144    $57,381,058
                                                     ===========    ===========


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                               ====================    ========================
                                Three Months Ended        Nine Months Ended
                                   December 31,               December 31,
                               --------------------    ------------------------
                                 1997       1996*         1997          1996*
                               --------------------    ------------------------

REVENUES
Rental income                  $379,196   $ 226,456    $1,012,466    $  394,187
Other income principally
 interest on capital
 contributions)                 317,243     324,242       908,512       825,851
                               --------   ---------    ----------    ----------
Total revenues                  696,439     550,698     1,920,978     1,220,038
                               --------   ---------    ----------    ----------


EXPENSES
General and administrative      153,679     174,508       417,609       327,177
General and administrative-
 related parties (Note 2)       116,779     109,370       280,674       231,665
Repairs and maintenance          14,009      30,760       129,781        46,091
Operating                        43,634      18,712       127,365        47,729
Taxes                             6,307      21,957        52,752        21,957
Insurance                        12,086      21,264        49,191        31,687
Interest                        178,746     146,190       556,998       221,013
Depreciation and amortization   162,633     123,744       484,806       200,456
                               --------   ---------    ----------    ----------
Total expenses                  687,873     646,505     2,099,176     1,127,775
                               --------   ---------    ----------    ----------

Income (loss) before
 minority interest                8,566     (95,807)     (178,198)       92,263
Minority interest in loss
 of subsidiary partnerships          45       2,401         1,520         3,232
                               --------   ---------    ----------    ----------
Net income (loss)              $  8,611   $ (93,406)   $ (176,678)   $   95,495
                               ========   =========    ==========    ==========
Net income (loss)
 -limited partners             $  8,525   $ (92,472)   $ (174,911)   $   94,540
                               ========   =========    ==========    ==========
Weighted average number
 of BACs outstanding             45,844      45,844        45,844        39,024
                               ========   =========    ==========    ==========
Net income (loss)
 per weighted average BAC      $    .18   $   (2.02)   $    (3.82)   $     2.42
                               ========   =========    ==========    ==========

*Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                                Partners' Capital
                                   (Unaudited)


                                         ======================================
                                                            Limited     General
                                            Total          Partners     Partner
                                         --------------------------------------
Partners' capital -
 April 1, 1997                           $41,074,801     $41,071,586     $3,215
Net loss                                    (176,678)       (174,911)    (1,767)
                                         -----------     -----------     ------
Partners' capital -
 December 31, 1997                       $40,898,123     $40,896,675     $1,448
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

                                                 ==============================
                                                        Nine Months Ended

                                                           December 31,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------------------------
Cash flows from operating activities:
 Net income (loss)                               $   (176,678)     $     95,495
                                                 ------------      ------------
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
 Depreciation and amortization                        484,806           200,456
 Minority interest in loss of
  subsidiary properties                                (1,520)           (3,232)
 Increase in cash held in escrow                      (77,216)          (16,428)
 Increase in other assets                             (49,549)          (61,761)
 Increase in accounts
  payable and other liabilities                       336,260         1,759,794
 Increase in due to local general
  partners and affiliates                              91,800            13,776
 (Decrease) increase in due to
  general partner and affiliates                       (6,726)          133,758
                                                 ------------      ------------
  Total adjustments                                   777,855         2,026,363
                                                 ------------      ------------

 Net cash provided by operating
  activities                                          601,177         2,121,858
                                                 ------------      ------------

Cash flows from investing activities:
 Increase in property and equipment                  (997,922)      (12,801,331)
 Increase in construction in progress             (12,762,975)       (3,136,474)
 Increase in cash held in escrow                   (1,548,895)         (457,698)
 Increase in accounts payable and
  other liabilities                                   596,484           680,996
 Increase in other assets                            (718,904)                0
 Increase in due to local general
  partners and affiliates                           1,248,581                 0
 Decrease in due to local general
  partners and affiliates                            (775,469)          (63,281)
 Increase in investments available
  for sale                                         (1,000,000)      (13,397,588)
 Decrease (increase) in deferred costs                532,558        (1,133,549)
                                                 ------------      ------------

 Net cash used in investing
  activities                                      (15,426,542)      (30,308,925)
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

                                                 =============================
                                                       Nine Months Ended
                                                          December 31,
                                                    1997               1996
                                                 -----------       -----------
Cash flows from financing activities:
 Proceeds from mortgage notes                      1,303,324         9,247,947
 Repayments of mortgage notes                        (29,643)          (12,298)
 Proceeds from construction loans                  5,006,862           331,642
 Repayments of construction loans                 (2,279,189)                0
 Increase in offering costs                                0        (2,035,085)
 Increase in deferred costs                          (20,058)         (198,862)
 Decrease in due to
  general partner and affiliates                           0          (273,330)
 Capital contributions received                            0        18,511,000
 Increase in capitalization of
  consolidated subsidiaries
  attributable to minority interest                        0           622,538
                                                 -----------       -----------
Net cash provided by financing
 activities                                        3,981,296        26,193,552
                                                 -----------       -----------
Net decrease in cash and
 cash equivalents                                (10,844,069)       (1,993,515)
Cash and cash equivalents at
 beginning of period                              17,061,164         8,484,832
                                                 -----------       -----------
Cash and cash equivalents at
 end of period                                   $ 6,217,095       $ 6,491,317
                                                 ===========       ===========
Supplemental disclosures of
 noncash investing activities:
 Capitalization of deferred
  acquisition costs                              $         0       $   804,197
 Consolidation of investment in
  subsidiary partnership:*
  Increase in property and
   equipment                                     $(2,660,030)      $         0
  Decrease in construction in
   progress                                      $ 2,660,030       $         0



* Prior to consolidation, investment in subsidiary partnerships are included in property and equipment.


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 1997
                                   (Unaudited)


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

As of December 31, 1997, the Partnership has acquired a limited partnership interest in nine subsidiary partnerships, three of which have not been consolidated and are shown on the balance sheet, at cost, as property and equipment. The Partnership anticipates acquiring limited partnership interests in additional subsidiary partnerships in the future. Except for the interest in Westminster Park Plaza ("Westminster") and New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each subsidiary partnership represents 98.99% or 99.89% of the partnership interests in the subsidiary partnership. As of June 30, 1997, the Partnership had acquired a 47.29% interest in Westminster and had two options to acquire an additional 48.7% interest and a 3% interest, respectively. The interest acquired by the Partnership in Westminster gave it full and exclusive voting rights. On July 1, 1997, the Partnership exercised its option to purchase an additional 48.7% interest in Westminster, after which the Partnership's investment in Westminster totaled 95.99%. The Partnership's investment in New Zion represents 58.12% of the partnership interest in the subsidiary partnership (the other 41.86% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling fi-

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 1997
                                   (Unaudited)


nancial interest in Westminster as well as in the other subsidiary partnerships in which it has invested.

The Partnership is authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest. The solicitation for the subscription of BACs was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996. As of both December 31, 1997 and March 31, 1997 the Partnership raised a total of $45,844,000 representing 45,844 BACs.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $5,193 and $16 and $82,785 and $38 for the three and nine months ended December 31, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 1997
                                   (Unaudited)


The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1997, the results of operations for the three and nine months ended December 31, 1997 and 1996 and cash flows for the nine months ended December 31, 1997 and 1996. However, the operating results for the nine months ended December 31, 1997 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties are as follows:

A) Acquisition Fees and Expenses

The General Partner is entitled to an acquisition fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnership acquisitions. As of December 31, 1997 and March 31, 1997, $2,750,640 of such costs have been incurred, of which $1,477,480 and $874,501 have been capitalized.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 1997
                                   (Unaudited)


B) Other Related Party Expenses

The costs incurred to related parties for the three and nine months ended December 31, 1997 and 1996 were as follows:

                                       ===================   ===================
                                       Three Months Ended     Nine Months Ended
                                           December 31,          December 31,
                                       -------------------   -------------------
                                         1997       1996*      1997       1996*
                                       -------------------   -------------------
Partnership management fees (a)        $ 88,905   $ 86,155   $173,134   $123,052
Expense reimbursement (b)                18,000     21,057     78,813     98,248
Property management fees (c)              8,624        908     24,977      6,615
Local administrative fee (d)              1,250      1,250      3,750      3,750
                                       --------   --------   --------   --------
                                       $116,779   $109,370   $280,674   $231,665
                                       ========   ========   ========   ========

*Reclassified for comparative purposes

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 1997
                                   (Unaudited)


These service include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred by the Local Partnerships amounted to $22,880 and $17,468 and $62,979 and $27,680 for the three and nine months ended December 31, 1997 and 1996, respectively. Of these fees $8,624 and $908 and $24,977 and $6,615 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of December 31, 1997, the Partnership has invested approximately $27,535,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,477,000) of net proceeds in nine Local Partnerships of which approximately $13,398,000 remains to be paid to the Local Partnerships (including approximately $2,313,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. Three Local Partnerships were also acquired during the nine months ended December 31, 1997 for a purchase price of approximately $12,133,000 (not including an acquisition fee of approximately $603,000) of which approximately $5,190,000 remains to be paid. During the nine months ended December 31, 1997 the Partnership exercised its option to purchase an additional 48.7% interest in one Local Partnership for a purchase price of approximately $529,000 (all of which was paid). The Partnership has approximately $8,911,000 available for future investments. During the nine months ended December 31, 1997, approximately $6,670,000 was paid to Local Partnerships, including purchase price adjustments (none of which was released from escrow). An additional $1,549,000 was placed into escrow for purchase price payments during the nine months ended December 31, 1997. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net increase in purchase price of approximately $53,000 during the nine months ended December 31, 1997.

For the nine months ended December 31, 1997, cash and cash equivalents of the Partnership and its six consolidated Local Partnerships decreased approximately $10,844,000 due to an increase in property and equipment ($998,000), an increase in construction in progress ($12,763,000), an increase in investments available for sale ($1,000,000), an increase in cash held in escrow relating to investing activities ($1,549,000) and an increase in other assets relating to investing activities ($719,000) which exceeded cash provided by operating activities ($601,000), an increase in accounts payable and other liabilities relating to investing activities ($596,000), a net increase in due to local general partners and affiliates relating to investing activities ($473,000), a net decrease in deferred costs relating to investing and financing activities ($513,000) and net proceeds from mortgage and construction loans ($4,001,000). Included in the adjustments to reconcile the net loss to cash provided by operations is depreciation and amortization of approximately $485,000.

A working capital reserve of approximately $1,146,000 (2.5% of gross equity) has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At December 31, 1997 and March 31, 1997, none of this reserve was used. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. As of December 31, 1997, and 1996, there has been no cash distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The property owned by one of the Local Partnerships in which the Partnership has invested has been in operation and has maintained stable occupancy since
1990.

The Partnership has negotiated Development Deficit Guarantees with the eight other Local Partnerships in which it has invested. The Local General Partners and/or their affiliates have agreed to fund development deficits through the breakeven dates of each of the eight Local Partnerships.

The Partnership has negotiated Operating Deficit Guaranty Agreements with the eight Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally seven years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $1,848,000 as of December 31, 1997.

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

The Partnership has invested or committed for investment approximately 76% of the net proceeds available for investment in nine Local Partnerships, of which two commenced to generate tax credits in 1996, two will commence to generate tax credits in 1997 and five are anticipated to commence to generate tax credits in 1998.

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

Results of Operations
---------------------

As of December 31, 1997 and 1996, the Partnership had acquired an interest in nine and six Local Partnerships, respectively, six and three of which were consolidated at December 31, 1997 and 1996. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three and nine months ended December 31, 1997 and 1996 consisted primarily of

(1) approximately $288,000 and $304,000 and $831,000 and $770,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in five of six and three of three consolidated Local Partnerships, respectively.

For the three and nine months ended December 31, 1997 as compared to 1996, rental income and all categories of expenses increased except general and administrative, repairs and maintenance, taxes and insurance and the results of operations are not comparable due to the acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction, rent up of properties and the continued utilization of the net proceeds of the Offering to invest in Local Partnerships. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be included in or released to Local Partnerships. Other income decreased approximately $7,000 for the three months ended December 31, 1997 as compared to 1996 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships. General and administrative decreased approximately $21,000 for the three months ended December 31, 1997 as compared to 1996, primarily due to the write-off of acquisition expenses for an abandoned project in 1996 and a decrease in legal and other professional fees at one Local Partnership. Repairs and maintenance and insurance decreased approximately $17,000 and $9,000, respectively, for the three months ended December 31, 1997 as compared to 1996, primarily due to operations not beginning until June 1996 at one Local Partnership. Taxes decreased approximately $16,000 for the three months ended December 31, 1997 as compared to 1996, primarily due to the reduction of taxes by the city as a result of their low income housing status at one Local Partnership.

For the three months ended December 31, 1997 and 1996, zero and one of the Partnership's six and three consolidated properties, respectively, completed construction and were in various stages of rent up. In addition, zero and one of the properties, respectively, had completed construction in a previous fiscal quarter, but were in various stages of rent up for the three months. Also, for the three months ended December 31, 1997 and 1996, three and one of the properties had completed construction and were rented up in a previous fiscal quarter. For the nine months ended December 31, 1997 and 1996, zero and one of the Partnership's six and three consolidated properties, respectively, completed construction and were in various stages of rent up. In addition, one and one of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the nine months. Also, for the nine months ended December 31, 1997 and 1996, two and zero of the properties had completed construction and were rented up in a previous fiscal year. As of the end of the nine months ended December 31, 1997 and 1996, three and one of the Partnership's six and three consolidated properties, respectively, were still under construction and three and two of the properties, respectively, had construction loans with commitments for permanent financing.

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

Date:  February 12, 1998

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes,
                              Senior Vice President
                              (principal financial officer)

Date:  February 12, 1998

                          By: /s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)