Form 10-K
period 1998-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1998-06-23
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

For the fiscal year ended March 31, 1998

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-89968

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                 13-3809869
        --------                                                 ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 625 Madison Avenue, New York, New York                              10022
 --------------------------------------                              -----
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

Index to exhibits may be found on page 47
Page 1 of 58

                                      PART I

Item 1.  Business.

General
-------

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

As of March 31, 1998, the Partnership has received $45,844,000 of Gross Proceeds of the Offering from 2,759 investors ("BACs holders"). The solicitation for the subscription of BACs was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996.

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). As of March 31, 1998, the Partnership has acquired an interest in nine Local Partnerships, all of which have been consolidated. The Partnership's investment in each Local Partnership represents from 95% to 99.89% with one Local Partnership at 58.12% of the partnership interests in the Local Partnership. As of March 31, 1998, the Partnership has invested approximately $27,390,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in nine Local Partnerships of which approximately $13,252,000 remains to be paid to the Local Partnerships (including approximately $2,313,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership has approximately $9,056,000 available for future investments. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. See Item 2, Properties, below.

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

Competition
-----------

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

Employees
---------

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

Item 2.  Properties.

As of March 31, 1998, the Partnership has acquired an interest in nine Local Partnerships, all of which have been consolidated. Except for the interest in Westminster Park Plaza ("Westminster") and New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. As of June 30, 1997, the Partnership had acquired a 47.29% interest in Westminster and has two options to acquire an additional 48.7% interest and a 3% interest, respectively. The interest acquired by the Partnership in Westminster gave it full and exclusive voting rights. On July 1,

1997, the Partnership exercised its option to purchase an additional 48.7% interest in Westminster after which the Partnership's investment in Westminster totaled 95.99%. The Partnership's investment in New Zion represents 58.12% of the partnership interest in the subsidiary partnership (the other 41.86% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties may be found in Item 14. Schedule
III.

                           Local Partnership Schedule

Name and Location                                     Percentage of Units
(Number of Units)                    Date Acquired    Occupied at May 1,
--------------------------------------------------------------------------
                                                      1998   1997   1996
                                                      ----   ----   ----
BX-8A Team Associates, L.P.          October 1995      98%   100%    98%
  New York, NY (41)

Westminster Park Plaza
  (a California Limited Partnership) June 1996         94%    96%
  Los Angeles, CA (130)

Fawcett Street Limited Partnership   June 1996         93%    93%
  Tacoma, WA (60)

Figueroa Senior Housing              November 1996     99%     0%*
  Limited Partnership
  Los Angeles, CA (66)

NNPHI Senior Housing                 December 1996     99%     0%*
  Limited Partnership
  Los Angeles, CA (75)

Belmont/McBride Apartments           January 1997     100%     0%*
  Limited Partnership
  Paterson, NJ (42)

Sojourner Douglass, L.P.             February 1997    100%
  Paterson, NJ (20)

New Zion Apartments                  October 1997       0%*
  Limited Partnership
  Shreveport, LA (100)

Bakery Village Urban Renewal         December 1997      0%*
  Associates, L.P.
  Montclair, NJ (125)

* Properties still in construction phase.

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally requires that the general partners of the Local Partnerships ("Local General Partners") provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation is not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also require the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex has achieved break-even operations. The General Partner generally requires that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Development and Operating Deficit Guarantees, amount funded will be treated as Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

Housing Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is placed into service. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service must be prorated based upon the months remaining in the year. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period are not available to the Partnership.

Item 3.  Legal Proceedings.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 1998, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of June 8, 1998, the Partnership has approximately 2,767 registered holders of an aggregate of 45,844 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.

The Partnership has made no distributions to the BACs holders as of March 31, 1998. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

OPERATIONS                                       Year Ended March 31,
----------                              -------------------------------------
                                           1998         1997            1996
                                           ----         ----            ----
Revenues                                $2,655,915   $1,820,050      $270,029

Operating expenses                       3,223,943    1,761,475       108,857
                                         ---------    ---------       -------

(Loss) income before minority interest    (568,028)      58,575       161,172

Minority interest in loss of
  subsidiary partnership                    16,171        1,544           225
                                         ---------    ---------       -------

Net (loss) income                       $ (551,857)  $   60,119      $161,397
                                        ==========   ==========      ========

Net (loss) income per weighted
  average BAC                           $   (11.92)  $     1.46      $  19.39
                                        ==========   ==========      ========

FINANCIAL POSITION                                             March 31,
------------------                      ----------------------------------------------------
                                           1998          1997           1996          1995
                                        ----------------------------------------------------
Total assets                           $73,996,062    $57,381,058    $27,605,692   $  51,010
                                       ===========    ===========    ==========    =========

Total liabilities                      $32,736,900    $17,025,235    $ 2,745,844   $ 169,491
                                       ===========    ===========    ==========    =========

Minority interest                      $   736,218    $  (718,978)   $   321,081   $       0
                                       ===========    ===========    ==========    =========

Total partners' capital (deficiency)   $40,522,944    $41,074,801    $24,538,767   $(118,481)
                                       ===========    ===========    ==========    =========

During the year end March 31, 1998 total assets increased primarily due to the proceeds from mortgage and construction loans which were utilized in the investment of Local Partnerships amounting to approximately $11,900,000. During the years ended March 31, 1997 and 1996 total assets increased primarily due to an increase in cash and cash equivalents and investments available for sale primarily due to capital contributions which were not fully expended amounting to approximately $13,300,000 and $20,000,000, respectively. For the years ended March 31, 1998, 1997 and 1996, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. For the years ended March 31, 1998, 1997 and 1996 property and equipment increased approximately $14,000,000, $17,500,000 and $2,700,000, respectively, and construction loans increased approximately $4,300,000, $1,800,000 and $2,000,000, respectively. During the years ended March 31, 1998 and 1997 mortgage notes increased approximately $8,100,000 and $9,200,000, respectively.

Cash Distributions
------------------

The Partnership has made no distributions to the BACs holders as of March 31, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership's primary source of funds is the proceeds of its offering. Other sources of funds include interest earned on such proceeds which have been invested in tax-exempt money market instruments pending acquisition of Local Partnerships and a working capital reserve in the original amount of 2.5% of gross equity raised. The solicitation for the subscription of BACs was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996. The Partnership has received $45,844,000 in gross proceeds for BACs pursuant to a public offering, resulting in net proceeds available for investment of approximately $36,446,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

As of March 31, 1998, the Partnership has invested approximately $27,390,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in nine Local Partnerships of which approximately $13,252,000 remains to be paid to the Local Partnerships (including approximately $2,313,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. Three of the Local Partnerships were acquired during the year ended March 31, 1998 for a combined purchase price of approximately $12,133,000 (including approximately $259,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $896,000) of which approximately $6,616,000 remains to be paid (approximately $1,426,000 of the remaining payments is being held in escrow). The Partnership has approximately $9,056,000 available for future investments. During the year ended March 31, 1998, approximately $6,742,000 was paid to Local Partnerships, including purchase price adjustments (none of which was released from escrow). An additional $1,549,000 was placed into escrow for purchase price payments during the year ended March 31, 1998. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustment resulted in a net increase in purchase price adjustments of approximately $53,000 during the year ended March 31, 1998.

For the year ended March 31, 1998, cash and cash equivalents of the Partnership and its nine consolidated Local Partnerships decreased approximately $7,249,000 primarily due to an increase in property and equipment ($8,700,000), an increase in construction in progress ($10,565,000), an increase in investments available for sale ($800,000), and an increase in cash held in escrow relating to investing activities ($1,549,000) which exceeded cash provided by operating activities ($1,504,000), an increase in accounts payable and other liabilities relating to investing activities ($665,000), a net increase in due to local general partners and affiliates relating to investing activities ($509,000), a net increase in deferred costs relating to financing activities ($304,000), net proceeds from mortgage and construction loans ($11,824,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($182,000). Included in the adjustments to reconcile the net loss to cash provided by operations is depreciation and amortization of approximately $815,000.

A working capital reserve of approximately $1,146,000 (2.5% of gross equity) has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 1998 and 1997, none of this reserve was used. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future.

As of March 31, 1998, there have been no cash distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The property owned by one of the Local Partnerships in which the Partnership has invested has been in operation and has maintained stable occupancy since 1990.

The Partnership has negotiated Development Deficit Guaranty Agreements with the development stage Local Partnerships in which it has invested, none of which have expired as of March 31, 1998. The Local General Partners and/or their affiliates have agreed to fund development deficits through the breakeven dates of each of the Local Partnerships. Such guarantees are defined in their respective agreements and generally there is no right of repayment to such Local General Partners. Amounts received under Development Deficit Guaranty from the developers of the properties purchased by the Partnership are treated as a reduction of the carrying value of the respective assets.

The Partnership has negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 1998, 1997 and 1996, the gross amounts of the Operating Deficit Guarantees aggregate approximately $1,848,000, $1,008,000 and $300,000, respectively, none of which have expired as of March 31, 1998, 1997 and 1996. All current Operating Deficit Guarantees expire within the next three years. As of March 31, 1998, $0 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

In addition, one Local Partnership has a Rent-Up Guaranty Agreement, in which the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. The Local General Partner has agreed to fund the Rent-Up Guaranty through the break-even date. As of March 31, 1998, the gross amount of this Rent-Up Guaranty for the Local Partnership aggregated approximately $764,000 and it has not expired. There has not been any funding under this guaranty agreement. Amounts received under the guaranty will be treated as a reduction of the carrying value of the respective assets.

The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Partnership management fees owed to the General Partner amounting to approximately $269,000 and $128,000 were accrued and unpaid as of March 31, 1998 and 1997, respectively.

The Partnership has invested or committed for investment approximately 75% of the net proceeds available for investment in nine Local Partnerships, of which two commenced to generate tax credits in 1996, three have commenced to generate tax credits in 1997 and four are currently anticipated to commence to generate tax credits in 1998. The Partnership does not anticipate that it will acquire prior to the end of 1998 interests in any additional Local Partnerships which will generate tax credits in 1998. Additionally, due to recent increases in market demand for investments in properties that are eligible to receive tax credits and limitations on the types of investments which may be obtained by the Partnership the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership have in-creased. As a result of these changes in market, management does not believe that the Partnership will be able to invest the proceeds available for investment in a manner which will enable the Partnership to achieve tax credits in the range of $140-150 for each $1,000 BAC each year in which the Partnership is receiving its full entitlement of tax credits.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio will be diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The tax credits will be attached to the project for a period of ten years, and will be transferable with the property during the remainder of such ten-year period. If the General Partner determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which potential increase in value is not included in the financial statement carrying amount.

Results of Operations
---------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

Through March 31, 1998, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 1998, 1997 and 1996 (the 1997, 1996 and 1995 Fiscal Years).

The net (loss) income for the 1997, 1996 and 1995 Fiscal Years totaled $(551,857), $60,119 and $161,397, respectively.

The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a property when the credit period for such property commences. Because of the time required for the acquisition, completion and rent-up of properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $1,267,926, $299,899 and $42,668 of Housing Tax Credits and no Historic Tax Credits during the 1997, 1996 and 1995 tax years, respectively.

As of March 31, 1998, 1997 and 1996, the Partnership had acquired an interest in nine, six and one Local Partnerships, respectively, zero, one and zero of which were not consolidated, and are shown on the balance sheet, at cost, as property and equipment. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the years ended March 31, 1998, 1997 and 1996 consisted primarily of (1) approximately $1,021,000, $1,021,000 and $222,000 of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in nine, five and one consolidated Local Partnerships, respectively.

During the year ended March 31, 1998, all categories of income and expenses increased and the results of operations are not comparable due to the continued acquisition, construction and rent up of properties and are not reflective of future operations of the Partnership due to uncompleted property construction and rent-up of properties. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in Local Partnerships. For the years ended March 31, 1998, 1997 and 1996, two, two and one of the Partnership's nine, five and one consolidated properties, respectively, completed construction and were in various stages of rent up. In addition, three, one and zero of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the years ended March 31, 1998, 1997 and 1996. As of the years ended March 31, 1998, 1997 and 1996, four, two and zero of the Partnership's nine, five and one consolidated properties, respectively, were still under construction and four, two and zero of the properties, respectively, had construction loans with a commitment for permanent financing.

Year 2000 Compliance
--------------------

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The General Partner is in the process of working with the Partnership's service providers to prepare for the year 2000. Based on information currently available, the Partnership does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

Other
-----

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

Item 8.  Financial Statements and Supplementary Data.

                                                                               Sequential
                                                                                  Page
                                                                                  ----
(a) 1. Consolidated Financial Statements

       Independent Auditors' Report                                             14

       Consolidated Balance Sheets at March 31, 1998 and 1997                   28

       Consolidated Statements of Operations for the Years Ended March 31,
       1998, 1997 and 1996                                                      29

       Consolidated Statements of Changes in Partners' Capital for the Years
       Ended March 31, 1998, 1997 and 1996                                      30

       Consolidated Statements of Cash Flows for the Years Ended March 31,
       1998, 1997 and 1996                                                      31

       Notes to Consolidated Financial Statements                               33

                           INDEPENDENT AUDITORS' REPORT
                           ----------------------------


To the Partners of
Independence Tax Credit Plus L.P. IV and Subsidiaries


We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1998, 1997 and 1996 (the 1997, 1996 and 1995 fiscal years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for eight subsidiary partnerships (1997 fiscal year), five subsidiary partnerships (1996 fiscal year) and one subsidiary partnership (1995 fiscal year) whose losses aggregated $902,970, $537,931 and $22,536 for the years ended March 31, 1998, 1997 and 1996, respectively, and whose assets constituted 61% and 29% of the Partnership's assets at March 31, 1998 and 1997, respectively, presented in the accompanying consolidated financial statements. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended March 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.





/s/ Friedman, Alpren & Green LLP
--------------------------------
Friedman, Alpren & Green LLP

New York, New York
June 8, 1998

                   [Letterhead of Leshkowitz & Company, LLP]


                          Independent Auditor's Report

To the Partners of
BX 8A Team Associates L.P.:

            We have audited the accompanying balance sheets of BX 8A Team Associates L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX 8A Team Associates L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                        /s/ Leshkowitz & Company

February 13, 1998
New York, New York

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



                                             /s/   Leshkowitz & Company, LLP
                                                 ------------------------------
                                                   Leshkowitz & Company, LLP


New York, New York
January 16, 1997

                   [Letterhead of Reznick Fedder & Silverman]


                           INDEPENDENT AUDITORS' REPORT

To the Partners
Westminster Park Plaza

             We have audited the accompanying balance sheet of Westminster Park Plaza (a California limited partnership) as of December 31, 1997 and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Park Plaza as of December 31, 1997, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

             Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman

Boston, Massachusetts
January 27, 1998

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

                      [Letterhead of McDaniel & Hallstrom]


To the Partners
FAWCETT STREET LIMITED PARTNERSHIP
Tacoma, Washington

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the year ended December 31, 1997 and the period June 3, 1996 through December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period June 3, 1996 through December 31, 1996, in conformity with generally accepted accounting principles.

/s/ McDaniel & Hallstrom

McDaniel & Hallstrom, CPA's
Tacoma, Washington

February 12, 1998

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Figueroa Senior Housing Limited Partnership

             We have audited the accompanying balance sheet of Figueroa Senior Housing Limited Partnership as of December 31, 1997, and the related statements of expenses, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

             In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                  /s/ Reznick Fedder & Silverman

Baltimore, Maryland
January 21, 1998

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

Baltimore, Maryland
June 7, 1997

          [Letterhead of Clifford R. Benn Certified Public Accountants]

                          INDEPENDENT AUDITOR'S REPORT

General Partner
NNPHI Senior Housing, L.P.
Los Angeles, California

I have audited the balance sheet of NNPHI Senior Housing, L.P. at December 31, 1997, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of NNPHI Senior Housing, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing, L.P. at December 31, 1997 and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

                                                        /s/ Clifford R. Benn CPA

February 4, 1998
Carson, California

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

                                   /s/ Clifford Benn, CPA
                                   -----------------------
                                       Clifford Benn, CPA

March 18, 1997
Carson, California

                   [Letterhead of Reznick Fedder & Silverman]

                           INDEPENDENT AUDITORS' REPORT

To the Partners
Belmont/McBride Apartments Limited Partnership

             We have audited the accompanying balance sheet of Belmont/McBride Apartments Limited Partnership as of December 31, 1997, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belmont/McBride Apartments Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                              /s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 19, 1998

                     [Letterhead of Cole, Evans & Peterson]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership at December 31, 1997, and the related statements of income, partners' capital, and cash flows for the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership at December 31, 1997, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

                                                                          Page 2
To the Partners
New Zion Apartments Limited Partnership

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules 1 and 2 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cole, Evans & Peterson

Cole, Evans & Peterson
February 22, 1998
Shreveport, Louisiana

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Bakery Village Urban Renewal Associates, L.P.

             We have audited the accompanying balance sheet of Bakery Village Urban Renewal Associates, L.P. as of December 31, 1997, and the related statements of operations, partners' equity and cash flows for the period March 3, 1996 (inception) through December 31, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the period March 3, 1996 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

                                                  /s/ Reznick Fedder & Silverman

Bethesda, Maryland
February 10, 1998

                       INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                 AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                                                   March 31,
                                                          -------------------------
                                                              1998         1997
                                                          -----------   -----------

                                      ASSETS

Property and equipment - at cost, less accumulated
  depreciation (Notes 2 and 4)                            $33,487,474   $19,801,865
Construction in progress                                    9,294,984     1,010,368
Cash and cash equivalents (cost approximates market)
  (Notes 2 and 10)                                          9,811,741    17,061,164
Investments available for sale (Note 2)                    17,000,000    16,200,000
Cash held in escrow (Note 5)                                2,454,311       865,896
Deferred costs, less accumulated amortization
  (Notes 2 and 6)                                           1,555,982     2,179,235
Other assets                                                  391,570       262,530
                                                          -----------   -----------

  Total assets                                            $73,996,062   $57,381,058
                                                           ==========    ==========


                         LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable (Note 7)                         $17,371,283   $ 9,226,190
  Construction loans payable (Note 7)                       7,468,689     3,790,102
  Accounts payable and other liabilities                    4,069,053     2,531,437
  Due to local general partners and affiliates (Note 8)     3,320,488     1,264,805
  Due to general partner and affiliates (Note 8)              507,387       212,701
                                                          -----------   -----------

  Total liabilities                                        32,736,900    17,025,235
                                                           ----------    ----------

Minority interest                                             736,218      (718,978)
                                                          -----------   -----------

Commitments and contingencies (Note 10)

Partners' capital:
  Limited partners (100,000 BACs authorized;
    45,844 issued and outstanding) (Note 1)                40,525,248    41,071,586
  General partner                                              (2,304)        3,215
                                                          -----------   -----------

   Total partners' capital                                 40,522,944    41,074,801
                                                          -----------   -----------

   Total liabilities and partners' capital                $73,996,062   $57,381,058
                                                          ===========   ===========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Years Ended March 31,
                                                1998          1997           1996
                                             ----------    ----------      --------

Revenues
  Rental income                              $1,493,628    $  716,694      $ 47,060
  Other income (principally interest on
   capital contributions)                     1,162,287     1,103,356       222,969
                                             ----------    ----------      --------

                                              2,655,915     1,820,050       270,029
                                              ---------     ---------    ----------

Expenses
  General and administrative                    599,319       440,577        16,112
  General and administrative-related parties
   (Note 8)                                     399,042       279,158        25,916
  Repairs and maintenance                       234,038       120,531           294
  Operating and other                           228,449       117,841        17,635
  Taxes                                          69,841        47,362             0
  Insurance                                      97,821        35,664         4,071
  Interest                                      780,824       376,338        15,957
  Depreciation and amortization                 814,609       344,004        28,872
                                             ----------    ----------      --------

                                              3,223,943     1,761,475       108,857
                                             ----------    ----------      --------

Net (loss) income before minority interest     (568,028)       58,575       161,172

Minority interest in loss of subsidiary
  partnership                                    16,171         1,544           225
                                             ----------    ----------      --------

Net (loss) income                            $ (551,857)   $   60,119      $161,397
                                             ==========    ==========      ========

Net (loss) income - limited partners         $ (546,338)   $   59,518      $159,783
                                             ==========    ==========      ========

Weighted average number of BACs outstanding      45,844        40,706         8,241
                                             ==========    ==========      ========

Net (loss) income per weighted average BAC   $   (11.92)   $     1.46      $  19.39
                                             ==========    ==========      ========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                           Limited         General
                                              Total        Partners        Partner
                                            -----------   -----------     ---------

Partners' capital - April 1, 1995           $  (118,481)  $  (119,481)    $   1,000

Capital contributions                        27,333,000    27,333,000             0

Distributions                                       (10)          (10)            0

Offering costs                               (2,837,139)   (2,837,139)            0

Net income                                      161,397       159,783         1,614
                                            -----------   -----------     ---------

Partners' capital - March 31, 1996           24,538,767    24,536,153         2,614

Capital contributions                        18,511,000    18,511,000             0

Offering costs                               (2,035,085)   (2,035,085)            0

Net income                                       60,119        59,518           601
                                            -----------   -----------     ---------

Partners' capital - March 31, 1997           41,074,801    41,071,586         3,215

Net loss                                       (551,857)     (546,338)       (5,519)
                                            -----------   -----------     ---------

Partners' capital - March 31, 1998          $40,522,944   $40,525,248     $  (2,304)
                                            ===========   ===========     =========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Years Ended March 31,
                                                      -----------------------------------------
                                                         1998            1997           1996
                                                     ------------   ------------   ------------
Cash flows from operating activities:
  Net (loss) income                                  $   (551,857)  $     60,119   $    161,397
                                                     ------------   ------------   ------------
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
  Depreciation and amortization                           814,609        344,004         28,872
  Minority interest in loss of subsidiary
   partnerships                                            16,171          1,544            225
  Increase in cash held in escrow                         (39,520)      (102,008)             0
  Increase in other assets                               (114,040)        (2,416)      (210,031)
  Increase in accounts payable and other
   liabilities                                            872,166      1,983,479            756
  Decrease in due from local general partners
   and affiliates                                         226,797              0              0
  Increase in due from local general partners
   and affiliates                                         (15,000)       (91,800)             0
  Increase in due to general partner and
   affiliates                                             294,686        197,432         28,214
                                                     ------------   ------------   ------------
    Total adjustments                                   2,055,869      2,330,235       (151,964)
                                                     ------------   ------------   ------------

  Net cash provided by operating activities             1,504,012      2,390,354          9,433
                                                     ------------     ----------  -------------

Cash flows from investing activities:
  Acquisition of property and equipment                (8,699,373)   (11,942,399)    (2,368,940)
  Increase in construction in progress                (10,565,714)    (5,157,862)             0
  (Increase) decrease in cash held in escrow           (1,548,895)     2,236,112     (3,000,000)
  Increase in other assets                                (15,000)             0              0
  Increase in accounts payable and other
   liabilities                                            665,450        441,874              0
  Increase in due to local general partners
   and affiliates                                       1,450,115      1,362,711              0
  Decrease in due to local general partners
   and affiliates                                        (941,390)      (895,987)             0
  Increase in investments available for sale             (800,000)    (4,697,588)   (11,502,412)
  Increase in deferred costs                                    0     (1,177,599)    (1,656,279)
                                                     ------------   ------------   ------------

  Net cash used in investing activities               (20,454,807)   (19,830,738)   (18,527,631)
                                                     ------------   ------------   ------------

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                            Years Ended March 31,
                                                -----------------------------------------
                                                    1998          1997           1996
                                                ----------     -----------    -----------
Cash flows from financing activities:
  Proceeds from mortgage notes                  $8,187,439     $ 9,247,947    $         0
  Repayments of mortgage loans                     (42,346)        (21,757)             0
  Proceeds from construction loans               5,957,776       1,750,928      2,039,174
  Repayments of construction loans              (2,279,189)              0              0
  Increase in offering costs                             0      (2,035,085)    (2,837,139)
  (Decrease) increase in due to general
    partner and affiliates                               0        (273,330)       146,139
  Capital contributions received                         0      18,511,000     27,333,000
  Cash distributions paid                                0               0            (10)
  Increase in deferred costs                      (304,279)       (121,384)             0
  Increase (decrease) in capitalization of
   consolidated subsidiaries attributable to
   minority interest                               181,971      (1,041,603)       320,856
                                                ----------     -----------    -----------

  Net cash provided by financing activities     11,701,372       26,016,716    27,002,020
                                                ----------     -----------    -----------

Net (decrease) increase in
  cash and cash equivalents                     (7,249,423)      8,576,332      8,483,822

Cash and cash equivalents at
  beginning of year                             17,061,164       8,484,832          1,010
                                                ----------     -----------    -----------

Cash and cash equivalents at end of year        $9,811,741     $17,061,164    $ 8,484,832
                                                ==========     ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the year for interest          $  481,162     $   252,490    $    15,957

Supplemental disclosures of noncash investing
  and financing activities:
Retainage included in other assets and
  accounts payable and other liabilities$                0     $         0    $    50,083

Development fees due to local general
  partners and affiliates capitalized to
  property and equipment                        $1,335,161     $   577,894    $   311,987

Property and equipment reclassified from
  construction in progress                      $2,281,098     $ 4,147,494    $         0

Capitalization of deferred acquisition costs    $  896,176     $   804,197    $    70,304

Increase in property and equipment
  due to the purchase of minority interest      $1,257,054     $         0    $         0

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

As of March 31, 1998, the Partnership has acquired limited partnership interests in nine subsidiary partnerships, all of which have been consolidated. The Partnership anticipates acquiring limited partnership interests in additional subsidiary partnerships in the future. The Partnership's investment in each Local Partnership represents from 95% to 99.89% with one Local Partnership at 58.12% of the partnership interests in the Local Partnership.

As of March 31, 1998, the Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. The solicitation for the subscription of BAC's was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996. As of March 31, 1998, the Partnership raised a total of $45,844,000 representing 45,844 BACs.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial reporting purposes, the Partnership's fiscal year ends on March
31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and nine, five and one subsidiary partnerships for the years ended March 31, 1998, 1997 and 1996, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a control-

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


ling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of the consolidated subsidiaries attributable to minority interests arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $89,000, $203,000 and $0 for the years ended March 31, 1998, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

d)  Investments Available For Sale

At inception, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 1998 and 1997, the Partnership has classified its securities as available for sale.

Available for sale securities are carried at fair value with net unrealized gain
(loss) reported as a separate component of partners' capital until realized. A decline in the market value of any available for sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

At March 31, 1998 and 1997, the Partnership's investments classified as investments available for sale are carried at cost which approximates fair market value, have maturities of less than one year and consists of municipal bonds and municipal bond instruments. As further clarification, the maturities of the investments are approximately one month and therefore there are no material unrealized gains or losses.

e)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 31, 1998, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

g)  Organization and Offering Costs

Costs incurred to organize the Partnership, including but not limited to legal, accounting and registration fees, are considered deferred organization expenses. These costs are capitalized and are being amortized over a 60-month period. Costs incurred in connection with obtaining permanent mortgage financing are amortized over the lives of the related mortgage notes. Costs incurred to sell BACs, including brokerage fees and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow
-------------------------------------------------
The carrying amount approximates fair value.

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable and construction loans payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:

                                             March 31, 1998                March 31, 1997
                                         -------------------------    -----------------------
                                          Carrying                    Carrying
                                           Amount      Fair Value      Amount     Fair Value
                                         -----------   -----------    ----------  -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value       $11,106,260   $11,106,260    $8,103,690   $8,103,690
Not practicable                            6,265,023           (a)     1,122,500          (a)

Construction loans payable for which it is:

Practicable to estimate fair value         6,478,272     6,478,272     2,039,174    2,039,174
Not practicable                              990,417           (a)     1,750,928          (a)

(a) Management believes it is not practicable to estimate the fair value of the mortgage notes and construction loans payable because mortgage programs with similar characteristics are not currently available to the partnerships.

The carrying amount of other assets and liabilities reported on the consolidated balance sheets that require such disclosure approximates fair value.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                               March 31,              Estimated
                                      ----------------------------   Useful Lives
                                          1998             1997         (Years)
                                      -----------      -----------   ------------
Land                                  $ 3,061,463      $ 1,882,002
Building and improvements              31,024,804       14,672,141        27.5
Investment in limited partnership (a)           0        3,201,522
Furniture and fixtures                    535,506          397,246         5-7
                                      -----------      -----------

                                       34,621,773       20,152,911
Less:  Accumulated depreciation        (1,134,299)        (351,046)
                                      -----------      -----------

                                      $33,487,474      $19,801,865
                                      ===========      ===========

a) Represents the Partnership's investment, at cost, as of March 31, 1997 in Belmont/McBride Apartments Limited Partnership which was acquired in January 1997 and was not consolidated in the accompanying financial statement.

Included in property and equipment at March 31, 1998 and 1997, was $1,770,677 and $874,501, respectively, of acquisition fees paid to the General Partner and $490,000 and $310,674, respectively, of third party acquisition expenses. In addition, as of March 31, 1998 and 1997, building and improvements and construction in progress includes $183,190 and $33,645, respectively, of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $2,434,242 and $895,987 to the local general partners and affiliates as of March 31, 1998 and 1997, respectively. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 1998, 1997 and 1996 amounted to $783,253, $328,095 and $22,951, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                 March 31,
                                       ---------------------------
                                          1998               1997
                                       ----------         --------
Purchase price payments*               $2,312,783         $763,888
Real estate taxes, insurance and other    141,528          102,008
                                       ----------         --------

                                       $2,454,311         $865,896
                                       ==========         ========

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                 March 31,
                                       ---------------------------
                                           1998             1997           Period
                                       ----------       ----------       ---------
Financing costs                        $  398,376       $  196,420           *
Deferred acquisition costs              1,017,672        1,916,137          **
Organization costs                        193,120           88,508       60 months
                                        ---------       ----------
                                        1,609,168        2,201,065
Less:  Accumulated amortization           (53,186)         (21,830)
                                       ----------       ----------

                                       $1,555,982       $2,179,235
                                       ==========       ==========

*Over the life of the related mortgage note.

**Will be capitalized as part of the cost of future acquisitions or charged to operations.

Amortization expense for the years ended March 31, 1998, 1997 and 1996 amounted to $31,356, $15,909 and $5,921, respectively.

NOTE 7 - Mortgage and Construction Loans Payable

The mortgage and construction loans are payable in aggregate monthly installments of approximately $59,000 including principal and interest with rates varying from 1% to 9.36% per annum and have maturity dates ranging from 2004 through 2052. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents and leases, and are without further recourse.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


Annual principal payment on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                      Amount
------------------                  -----------

1998                                $    89,422
1999                                    103,933
2000                                    111,816
2001                                    120,349
2002                                    130,033
Thereafter                           16,815,730
                                    -----------

                                    $17,371,283
                                    ===========

The mortgage agreements generally require monthly deposits to replacement reserves and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

As of December 31, 1997 and 1996, three and two subsidiary partnerships have construction loan commitments totaling approximately $9,833,000 and $4,239,000 with outstanding balances of approximately $7,469,000 and $3,790,000.

NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro-rata share of profits, losses and tax credits.

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1998, 1997 and 1996 are as follows:

A)  Acquisition Fees

The General Partner is entitled to an acquisition fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting in the selection and evaluation of Local Partnerships, in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnerships acquisitions. As of both March 31, 1998 and 1997, $2,750,640 of such costs have been incurred, of which $1,770,677 and $874,501, respectively, have been capitalized. The balance is included in deferred costs.

B)  Public Offering Costs

Costs incurred to organize the Partnership and certain costs of offering the BACs including but not limited to legal, accounting, and registration fees are considered organization and offering costs. Related Equities Corporation, the Dealer Manager, is entitled to a nonaccountable or-

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


ganization and offering expense allowance equal to 2.5% of Gross Proceeds, in consideration of which it is obligated to pay all such expenses up to the amount of such allowance. The Partnership is obligated to pay all such expenses that are in excess of 2.5% of Gross Proceeds and up to 3.5% of Gross Proceeds. The Dealer Manager is responsible for all such expenses in excess of 3.5% of Gross Proceeds. The selling commissions and a nonaccountable marketing expense allowance are considered offering costs. These costs are charged directly to limited partners' capital. As of both March 31, 1998 and 1997, offering costs totaled $1,554,540, and along with selling commissions (see Note 8(C)) are charged directly to limited partner's capital.

C)  Selling Commissions and Fees

The Partnership has paid up to 7.5% of the aggregate purchase price of BACs sold, without regard to quantity discounts, to Related Equities Corporation, an affiliate of the General Partner. To the extent other broker/dealers sold the interests, such amounts were fully reallowed to the other broker/dealers. As of March 31, 1998 and 1997, $3,437,175, was paid or incurred to Related Equities Corporation and then fully reallocated to other unaffiliated broker/dealers.

D)  Guaranty

The Partnership has negotiated Development Deficit Guaranty Agreements with the develop-ment stage Local Partnerships in which it has invested, none of which have expired as of March 31, 1998. The Local General Partners and/or their affiliates have agreed to fund devel-opment deficits through the breakeven dates of each of the Local Partnerships. Such guaran-tees are defined in their respective agreements and generally there is no right of repayment to such Local General Partners. Amounts received under Development Deficit Guaranty from the developers of the properties purchased by the Partnership are treated as a reduction of the carrying value of the respective assets.

The Partnership has negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 1998, 1997 and 1996, the gross amounts of the Operating Deficit Guarantees aggregate approximately $1,848,000, $1,008,000 and $300,000, respectively, none of which have expired as of March 31, 1998, 1997 and 1996. All current Operating Deficit Guarantees expire within the next three years. As of March 31, 1998, $0 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

In addition, one Local Partnership has a Rent-Up Guaranty Agreement, in which the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. The Local General Partner has agreed to fund the Rent-Up Guaranty through the break-even date. As of March 31, 1998, the gross amount of this Rent-Up Guaranty for the Local Partnership aggregated approximately $764,000 and it has not expired. There has not been any funding under this guaranty agreement. Amounts received under the guaranty will be treated as a reduction of the carrying value of the respective asset.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

E)  Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 1998, 1997 and 1996 were as follows:

                                                Year Ended December 31,
                                       -------------------------------------
                                          1998          1997          1996
                                       ---------     ---------       -------
Partnership management fees (a)         $268,233      $164,433       $ 6,667
Expense reimbursement (b)                 98,985        98,302        11,659
Property management fees (c)              26,824        11,423         2,590
Local administrative fee (d)               5,000         5,000         5,000
                                       ---------     ---------       -------

                                        $399,042      $279,158       $25,916
                                         =======       =======        ======

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $269,000 and $128,000 were accrued and unpaid as of March 31, 1998 and 1997, respectively.

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

(c) Property management fees incurred by the Local Partnerships amounted to $80,213, $38,231 and $2,590 for the years ended March 31, 1998, 1997 and 1996, respectively. Of these fees, $26,824, $11,423 and $2,590 was incurred to affiliates of the subsidiary partnerships' general partners.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


(d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

F)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                             March 31,
                                                      ------------------------
                                                         1998           1997
                                                      ---------       --------
Development fee payable                               $1,335,161      $577,894
General partner loan payable                               4,000             0
General partner loan receivable                          (15,000)      (91,800)
Construction advances                                    366,638       778,711
Construction costs payable                             1,498,692             0
Management and other fees                                130,997             0
                                                      ---------       --------

                                                      $3,320,488    $1,264,805
                                                      ==========    ==========

NOTE 9 - Income Taxes

A reconciliation of the financial statement net (loss) income to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                    Year Ended December 31,
                                            ---------------------------------------
                                                1997           1996         1995
                                            -----------     ---------      --------
Financial statement net (loss) income       $  (551,857)    $  60,119      $161,397

Differences between depreciation and
amortization expense records for
financial reporting purposes and the
accelerated cost recovery system
utilized for income tax purposes                  1,070         6,517             0

Differences resulting from parent
company having a different fiscal year
for income tax and financial reporting
purposes                                       (137,249)       41,357      (141,908)

Tax exempt interest income                   (1,052,987)     (912,629)      (68,937)

Other, including accruals for financial
reporting purposes not deductible for
income tax purposes until paid                  462,725       169,367         7,322
                                            -----------   -----------  ------------

Net loss as shown on the income tax return  $(1,278,298)    $(635,269)    $ (42,126)
                                             ==========   ===========   ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 10 - Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1998, uninsured cash and cash equivalents approximated $9,151,000.

b)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however the Partnership intends to purchase additional properties which will diversify its portfolio.

The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a property when the credit period for such property commences. Because of the time required for the acquisition, completion and rent-up of properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $1,267,926, $299,899 and $42,668 of Housing Tax Credits and no Historic Tax Credits during the 1997, 1996 and 1995 tax years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by Related Independence L.L.C. ("RILLC"), the General Partner. The members of RILLC are Related General II, L.P., a Delaware limited partnership ("RGII), J. Michael Fried, Alan P. Hirmes and Stuart J. Boesky. RCMP, Inc., a Delaware corporation ("RCMP") is the sole general partner of RGII. The executive officers and directors of the General Partner of RCMP are as follows:

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

Michael J. Wechsler                 Director and Executive Vice President of RCMP

Alan P. Hirmes                      Senior Vice President and Member of RILLC

Stuart J. Boesky                    Vice President and Member of RILLC

Marc D. Schnitzer                   Vice President of RILLC

Glenn F. Hopps                      Treasurer of RILLC

Lynn A. McMahon                     Secretary of RILLC

STEPHEN M. ROSS, 58, is a Director of RILLC. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

J. MICHAEL FRIED, 54, is President of RILLC. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the RILLC. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ANDREW D. AUGENBLICK, 37, is a Director and Executive Vice President of RCMP. Mr. Augenblick is also an Executive Vice President of The Related Companies, L.P. Prior to joining Related in 1985, he was with McKinsey & Company. Mr. Augenblick graduated from Dartmouth College when he received a Bachelor of Arts Degree and from the Harvard Graduate School of Business Administration when he received a Masters degree in Business Administration.

MICHAEL J. WECHSLER, 59, is a Director and Executive Vice President of RCMP. Mr. Wechsler joined the predecessor of The Related Companies, L.P. in 1987 as Chief Operating Officer and Executive Vice President and is the Chief Operating Officer and Executive Vice President of the Related Realty Group, Inc. Prior to that, he was Senior Vice President and a Managing Director of the Real Estate Division of Chemical Bank with overall responsibility for administration and lending activities of the Division in 25 states and New York City. He supervised a diversified portfolio of construction and real estate loans of over $3.5 billion. Mr. Wechsler attended the Massachusetts Institute of Technology when he received a Bachelor of Science degree in Civil Engineering and received his Masters in Business Administration from the Harvard Graduate School of Business Administration.

ALAN P. HIRMES, 43, is a Senior Vice President of RILLC. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 42, is a Vice President of RILLC. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 37, is a Vice President of RILLC. He is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

GLENN F. HOPPS, 35, is Treasurer of RILLC. Prior to joining Related in December, 1990, Mr. Hopps was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

LYNN A. McMAHON, 42, is Secretary of RILLC. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                    Name and address of     Amount and Nature of          Percentage
Title of Class      Beneficial Ownership    Beneficial Ownership          of Class
--------------      --------------------    --------------------          --------

General Partnership Related Independence    $1,000 capital                  100%
Interest in the     L.L.C.                  contribution
Partnership         625 Madison Avenue      -directly owned
New York, NY  10022

Independence SLP IV L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in the Local Partnerships. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto.

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

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                 Sequential
                                                                                    Page
                                                                                 ----------
(a) 1.   Financial Statements
         --------------------

         Independent Auditors' Report                                               14

         Consolidated Balance Sheets at March 31, 1998 and 1997                     28

         Consolidated  Statements  of  Operations  for the Years  Ended
         March 31, 1998, 1997 and 1996                                              29

         Consolidated Statements of Changes in Partners' Capital for the Years
         Ended March 31, 1998, 1997 and 1996                                        30

         Consolidated  Statements  of Cash  Flows for the  Years  Ended
         March 31, 1998, 1997 and 1996                                              31

         Notes to Consolidated Financial Statements                                 33

(a) 2.   Consolidated Financial Statement Schedules
         ------------------------------------------

         Independent Auditors' Report                                               53

         Schedule I - Condensed Financial Information of Registrant                 54

         Schedule III - Real Estate and Accumulated Depreciation                    57

         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.   Exhibits
         --------

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

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B) Escrow Agreement between Independence Tax Credit Plus L.P. IV and Bankers Trust Company*

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                 Sequential
                                                                                    Page
                                                                                 ----------
(10C)    Form of Purchase and Sales Agreement pertaining to the
         Partnership's acquisition of Local Partnership Interests*

(10D) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)     Subsidiaries of the Registrant                                             49

(27)     Financial Data Schedule (filed herewith)                                   58

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

         -------------------

         No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)


                                                                   Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)            of Organization
         ------------------------------                         ---------------

         BX-8A Team Associates, L.P.                                       NY
         Westminster Park Plaza                                            CA
         Fawcett Street Limited Partnership                                WA
         Figueroa Senior Housing Limited Partnership                       CA
         NNPHI Senior Housing Limited Partnership                          CA
         Belmont/McBride Apartments Limited Partnership                    NJ
         New Zion Apartments Limited Partnership                           LA
         Bakery Village Urban Renewal Associates, L.P.                     NJ
         Sojourner Douglass, L.P.                                          NJ


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

                                    SIGNATURES
                                    ----------



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


                       INDEPENDENCE TAX CREDIT PLUS L.P. IV
                       ------------------------------------
                                   (Registrant)



                               By:  RELATED INDEPENDENCE L.L.C.,
                                    a General Partner



Date: June 23, 1998                 By: /s/ J. Michael Fried
                                        --------------------
                                        J. Michael Fried
                                        President and Member
                                        (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                           Title                              Date
---------------------        --------------------------------------     ------------



                             President and Chief Executive Officer
                             Director and President of RCMP, Inc.,
/s/Stephen M. Ross           the general partner of Related
---------------------        General II L.P., a Member of Related
Stephen M. Ross              Independence L.L.C.                        June 23, 1998



                             Director and Executive Vice President
/s/Andrew D. Augenblick      of RCMP, Inc., the general partner of
---------------------        Related General II L.P., a Member of
Andrew D. Augenblick         Related Independence L.L.C.                June 23, 1998



                             Director and Executive Vice President
/s/Michael J. Wechsler       of RCMP, Inc., the general partner of
---------------------        Related General II L.P., a Member of
Michael J. Wechsler          Related Independence L.L.C.                June 23, 1998



/s/J. Michael Fried          President and Member of
---------------------        Related Independence
J. Michael Fried             L.L.C. (principal executive officer)       June 23, 1998



/s/Alan P. Hirmes            Senior Vice President and
---------------------        Member of Related Independence
Alan P. Hirmes               L.L.C. (principal financial officer)       June 23, 1998



/s/Stuart J. Boesky          Vice President and Member of
---------------------        Related Independence L.L.C.                June 23, 1998
Stuart J. Boesky


/s/Glenn F. Hopps            Treasurer of Related Independence
---------------------        L.L.C. (principal accounting officer)      June 23, 1998
Glenn F. Hopps

           INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES
           -------------------------------------------------------------


To the Partners of
Independence Tax Credit Plus L.P. IV and Subsidiaries



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. IV and Subsidiaries included in the Form 10-K as presented in our opinion dated June 8, 1998, which is based in part on the reports of other auditors, we have also audited supporting Schedule I as of March 31, 1998 and 1997 and for the years ended March 31, 1998, 1997 and 1996 and Schedule III as of March 31, 1998 and for the years ended March 31, 1998, 1997 and 1996. In our opinion, based on our audits and the reports of the other auditors, these schedules present fairly, when read in conjunction with the related financial statements, the financial data required to be set forth therein.



/s/ Friedman, Alpren & Green LLP
Friedman, Alpren & Green LLP

New York, New York
June 8, 1998

                       INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               (Not Including Consolidated Subsidiary Partnerships)


                             CONDENSED BALANCE SHEETS


                                      ASSETS

                                                                 March 31,
                                                          -------------------------
                                                              1998        1997
                                                          -----------   -----------

Cash and cash equivalents                                 $ 5,538,587   $14,962,703
Investments available for sale                             17,000,000    16,200,000
Investment in subsidiary partnerships                      14,814,511     7,300,638
Cash held in escrow                                         2,312,783       763,888
Other assets                                                1,156,223     2,054,077
                                                          -----------   -----------

  Total assets                                            $40,822,104   $41,281,306
                                                          ===========   ===========


                         LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                     $   296,317   $   202,701
Other liabilities                                               2,843         3,804
                                                          -----------   -----------

  Total liabilities                                           299,160       206,505

  Partners' capital                                        40,522,944    41,074,801
                                                          -----------   -----------

  Total liabilities and partners' capital                 $40,822,104   $41,281,306
                                                          ===========   ===========

                       INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               (Not Including Consolidated Subsidiary Partnerships)


                        CONDENSED STATEMENTS OF OPERATIONS


                                                         Years Ended March 31,
                                                 --------------------------------------
                                                     1998         1997           1996
                                                 ----------   -----------    ----------
Revenues

  Interest income                                $1,020,860    $1,052,299      $222,419
                                                 ----------    ----------      --------




Expenses

  Administrative and management                     175,712       177,612        15,305
  Administrative and management-related parties     367,218       262,735        18,326
  Amortization                                       10,000        10,000         5,000
                                                -----------    ----------      --------

Total Expenses                                      552,930       450,347        38,631
                                                 ----------     ---------      --------

  Income from operations                            467,930       601,952       183,788

  Equity in loss of subsidiary partnerships      (1,019,787)     (541,833)      (22,391)
                                                 ----------    ----------       -------

Net (loss)  income                              $  (551,857)   $   60,119      $161,397
                                                ===========    ==========      ========

                       INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               (Not Including Consolidated Subsidiary Partnerships)

                        CONDENSED STATEMENTS OF CASH FLOWS


                                                      Years Ended March 31,
                                            --------------------------------------
                                                1998         1997           1996
                                            -----------   -----------    ----------

Cash flows from operating activities:

Net (loss) income                           $  (551,857)  $    60,119    $  161,397
                                            -----------   -----------    ----------

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

  Amortization                                   10,000        10,000         5,000
  Equity in loss of subsidiary partnerships   1,019,787       541,833        22,391
  Decrease (increase) in other assets           897,854      (281,195)     (156,639)
Increase (decrease) in liabilities:
  Due to general partner and affiliates          93,616       (80,898)       23,214
  Other liabilities                                (961)          490       (51,931)
                                            -----------   -----------    ----------

  Total adjustments                           2,020,296       190,230      (157,965)
                                            -----------   -----------    ----------

  Net cash provided by operating activities   1,468,439       250,349         3,432
                                            -----------   -----------    ----------

Cash flows from investing activities:

  Increase in investments available for sale   (800,000)   (4,697,588)  (11,502,412)
  (Increase) decrease in cash held in escrow (1,548,895)    2,236,112    (3,000,000)
  Increase in other assets                                               (1,581,243)
  Investments in subsidiary partnerships     (8,543,660)   (7,757,038)      (77,945)
                                            -----------   -----------    ----------

  Net cash used in investing activities     (10,892,555)  (10,218,514)  (16,161,600)
                                            -----------   -----------    ----------

Cash flows from financing activities:

  Capital contributions received                      0    18,511,000    27,333,000
  Distributions paid                                  0             0           (10)
  Offering costs                                      0    (2,035,085)   (2,837,139)
  Decrease in due to local general partners
   and affiliates                                     0       (29,879)      146,139
                                            -----------   -----------    ----------

  Net cash provided by financing activities           0    16,446,036    24,641,990
                                            -----------   -----------    ----------

Net (decrease) increase in cash and cash
   equivalents                               (9,424,116)    6,477,871     8,483,822

Cash and cash equivalents, beginning of year 14,962,703     8,484,832         1,010
                                            -----------   -----------    ----------

Cash and cash equivalents, end of year      $ 5,538,587   $14,962,703    $8,484,832
                                            ===========   ===========    ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1998



                                                                  Initial Cost to Partnership         Cost Capitalized
                                                                  ---------------------------          Subsequent to
                                                                                   Buildings and         Acquisition:
        Description                              Encumbrances          Land        Improvements          Improvements
----------------------------                     ------------       ----------     -------------      ---------------

Apartment Complexes

BX-8A Team Associates, L.P.                       $ 2,039,174       $    5,467     $ 2,667,819           $  (25,900)
  New York, NY
Westminster Park Plaza                              8,063,730        1,191,347       7,973,033             1,871,038
  Los Angeles, CA
Fawcett Street Limited Partnership                  2,060,899          390,654       4,247,465                82,891
  Tacoma, WA
Figueroa Senior Housing Limited Partnership         3,217,189          279,000       4,850,960               143,110
  Los Angeles, CA
NNPHI Senior Housing Limited Partnership            4,439,098          702,685               0                80,530
  Los Angeles, CA
Belmont/McBride Apartments                          1,916,780          154,934       4,503,031                19,923
  Limited Partnership
  Paterson, NJ
Sojourner Douglass, L.P.                            1,977,352          141,297       2,573,950                19,923
  Paterson, NJ
New Zion Apartments Limited Partnership             1,125,750           20,000       2,688,770                19,923
  Shreveport, LA
Bakery Village Urban Renewal                          655,492                0               0                19,923
  Associates, L.P.
  Montclair, NJ                                   -----------       ----------     -----------            ----------

                                                  $25,495,464       $2,885,384     $29,505,028            $2,231,361
                                                  ===========       ==========     ===========            ==========

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the
    Partnership date of acquisition.



                                                                                                                     Life on which
                                           Gross Amount at which Carried At Close of Period                          Depreciation in
                                          --------------------------------------------------    Year of               Latest Income
                                                      Buildings and            Accumulated   Construction/  Date     Statements are
     Description                             Land     Improvements    Total    Depreciation  Renovation     Acquired    Computed(a)
-------------------------------           ----------  -------------  -------  -------------  -------------  -------- --------------

Apartment Complexes

BX-8A Team Associates, L.P.               $    9,875  $ 2,637,511  $ 2,647,386  $  200,319    1995-96       Oct. 1995    27.5 years
  New York, NY
Westminster Park Plaza                     1,284,373    9,751,045   11,035,418     552,146    1996-97       June 1996    27.5 years
  Los Angeles, CA
Fawcett Street Limited Partnership           394,680    4,326,330    4,721,010     203,822    1996-97       June 1996    27.5 years
  Tacoma, WA
Figueroa Senior Housing Limited Partnership  345,607    4,927,463    5,273,070       3,146    1996-97       Nov. 1996    27.5 years
  Los Angeles, CA
NNPHI Senior Housing Limited Partnership     706,712       76,503      783,215       2,428    1996-97       Dec. 1996    27.5 years
  Los Angeles, CA
Belmont/McBride Apartments                   155,930    4,521,958    4,677,888      74,827    1997-98       Jan. 1997    27.5 years
  Limited Partnership
  Paterson, NJ
Sojourner Douglass, L.P.                     142,293    2,592,877    2,735,170      78,855    1997-98       Feb. 1997    27.5 years
  Paterson, NJ
New Zion Apartments Limited Partnership       20,996    2,707,697    2,728,693      17,417    1997-98       Oct. 1997    27.5 years
  Shreveport, LA
Bakery Village Urban Renewal                     996       18,927       19,923       1,339    1997-98       Dec. 1997    27.5 years
  Associates, L.P.
  Montclair, NJ                           ----------  -----------  -----------  ----------

                                          $3,061,462  $31,560,311  $34,621,773  $1,134,299
                                          ==========  ===========  ===========  ==========

                                           Cost of Property and Equipment                     Accumulated Depreciation
                                    ----------------------------------------------      -------------------------------------
                                                                    Year Ended March 31,
                                    -----------------------------------------------------------------------------------------
                                        1998              1997            1996            1998           1997          1996
                                     -----------       -----------     ----------       ----------     ---------     --------

Balance at beginning of year         $20,152,911       $ 2,680,927     $        0       $  351,046     $  22,951    $       0
Additions during year:
  Land, building and improvements     14,468,862        17,471,984      2,650,927
  Depreciation expense                                                                     783,253       328,095       22,951
                                     -----------       -----------     ----------       ----------     ---------     --------
Balance at close of year             $34,621,773       $20,152,911     $2,680,927       $1,134,299     $ 351,046     $ 22,951
                                     ===========       ===========     ==========       ==========     =========     ========

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