Form 10-Q
period 1998-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1998-08-11
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

       X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ---       OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

                                       OR

      ---       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


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
                                   (Unaudited)

                                             ===========     ===========
                                               June 30,        March 31,
                                                1998             1998
                                             -----------     -----------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $1,373,655 and $1,134,299,
  respectively                               $35,910,807     $33,487,474
Construction in progress                      12,236,578       9,294,984
Cash and cash equivalents                     11,654,111       9,811,741
Investments available for sale                10,600,000      17,000,000
Cash held in escrow                            2,454,663       2,454,311
Deferred costs, net of accumulated
  amortization of $60,114 and $53,186,
  respectively                                 1,549,054       1,555,982
Other assets                                     418,777         391,570
                                             -----------     -----------
  Total assets                               $74,823,990     $73,996,062
                                             ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                     $18,445,641     $17,371,283
  Construction loans payable                   7,700,868       7,468,689
  Accounts payable and other
   liabilities                                 4,074,993       4,069,053
  Due to local general partners and
   affiliates                                  2,939,185       3,320,488
  Due to general partner and affiliates          628,432         507,387
                                             -----------     -----------
   Total liabilities                          33,789,119      32,736,900
                                             -----------     -----------

Minority interest                                741,993         736,218
                                             -----------     -----------
Partners' capital:
  Limited partners (45,844 BACs
   issued and outstanding)                    40,297,483      40,525,248
  General partner                                 (4,605)         (2,304)
                                             -----------     -----------
   Total partners' capital                    40,292,878      40,522,944
                                             -----------     -----------
   Total liabilities and partners'
    capital                                  $74,823,990     $73,996,062
                                             ===========     ===========


          See Accompanying Notes to Consolidated Financial Statements.
                                       -2-

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               =========================
                                                   Three Months Ended
                                                        June 30,
                                               -------------------------
                                                 1998             1997*
                                               -------------------------
Revenues
Rental income                                  $ 505,970        $303,281
Other income (principally interest on
  capital contributions)                         216,587         298,218
                                               ---------        --------
Total revenues                                   722,557         601,499
                                               ---------        --------

Expenses
General and administrative                       204,335         120,372
General and administrative-
  related parties (Note 2)                       117,223          83,801
Repairs and maintenance                           62,634          53,155
Operating                                         54,455          44,084
Taxes                                             25,696               0
Insurance                                         35,792          16,369
Interest                                         200,429         187,291
Depreciation and amortization                    246,284         161,054
                                               ---------        --------
Total expenses                                   946,848         666,126
                                               ---------        --------

Loss before minority interest                   (224,291)        (64,627)
Minority interest in (income) loss of
  subsidiary partnerships                         (5,775)            865
                                               ---------        --------

Net loss                                       $(230,066)       $(63,762)
                                               =========        ========

Net loss -limited partners                     $(227,765)       $(63,124)
                                               =========        ========

Number of BACs outstanding                        45,844          45,844
                                               =========        ========

Net loss per BAC                               $   (4.97)       $  (1.38)
                                               =========        ========


*Reclassified for comparative purposes.

          See Accompanying Notes to Consolidated Financial Statements.
                                       -3-

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                                               Limited        General
                               Total           Partners       Partner
                           ------------------------------------------
Partners' capital -
 April 1, 1998             $40,522,944       $40,525,248      $(2,304)
Net loss                      (230,066)         (227,765)      (2,301)
                           -----------       -----------      -------
Partners' capital -
 June 30, 1998             $40,292,878       $40,297,483      $(4,605)
                           ===========       ===========      =======


          See Accompanying Notes to Consolidated Financial Statements.
                                       -4-

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                            ============================
                                                  Three Months Ended
                                                       June 30,
                                            ----------------------------
                                                 1998             1997
                                            ----------------------------
Cash flows from operating activities:
  Net loss                                  $   (230,066)     $  (63,762)
                                            ------------      ----------
  Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
  Depreciation and amortization                  246,284         161,054
  Minority interest in income (loss)
   of subsidiary properties                        5,775            (865)
  (Increase) decrease in cash
   held in escrow                                   (352)            727
  Increase in other assets                       (12,207)        (13,319)
  Increase in accounts
   payable and other liabilities                   5,940          56,723
  Increase in due to local general
   partners and affiliates                         2,625          60,000
  Decrease in due to local general
   partners and affiliates                       (98,367)              0
  Increase (decrease) in due to
   general partner and affiliates                121,045         (48,541)
                                            ------------      ----------
   Total adjustments                             270,743         215,779
                                            ------------      ----------

  Net cash provided by operating
   activities                                     40,677         152,017
                                            ------------      ----------

Cash flows from investing activities:
  Increase in property and equipment          (1,056,869)       (702,685)
  Increase in construction in progress        (4,547,414)     (2,043,751)
  Increase in accounts payable and
   other liabilities                                   0         705,927
  Increase in other assets                       (15,000)              0
  Increase in due to local general
   partners and affiliates                             0         982,141
  Decrease in due to local general
   partners and affiliates                      (285,561)       (775,469)
  Decrease (increase) in investments
   available for sale                          6,400,000      (5,000,490)
  Increase in deferred costs                           0         (66,013)
                                            ------------      ----------
  Net cash provided by
   (used in) investing activities                495,156      (6,900,340)
                                            ============      ==========


          See Accompanying Notes to Consolidated Financial Statements.
                                       -5-

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                             ===========================
                                                 Three Months Ended
                                                      June 30,
                                             ---------------------------
                                                 1998             1997
                                             ---------------------------
Cash flows from financing activities:
  Proceeds from mortgage notes               $ 1,084,902     $   363,123
  Repayments of mortgage notes                   (10,544)         (9,667)
  Proceeds from construction loans               232,179       2,511,975
  Repayments of construction loans                     0          (2,000)
  Increase in deferred costs                           0          (8,272)
                                             -----------     -----------
Net cash provided by financing
  activities                                   1,306,537       2,855,159
                                             -----------     -----------

Net increase (decrease) in cash and
  cash equivalents                             1,842,370      (3,893,164)
Cash and cash equivalents at
  beginning of period                          9,811,741      17,061,164
                                             -----------     -----------
Cash and cash equivalents at
  end of period                              $11,654,111     $13,168,000
                                             ===========     ===========

Supplemental disclosures of
  noncash investing activities:
  Consolidation of investment in
   subsidiary partnership:*
   Increase (decrease) in
    property and equipment                   $(1,605,820)    $ 3,201,522
   Decrease (increase) in
    construction in progress                 $ 1,605,820     $(3,201,522)




*Prior to consolidation, investment in subsidiary partnerships are included in property and equipment.

     See Accompanying Notes to Consolidated Financial Statements.
                                      -6-

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)


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

As of June 30, 1998, the Partnership has acquired a limited partnership interest in ten subsidiary partnerships, one of which has not been consolidated and is shown on the balance sheet, at cost, as property and equipment. The Partnership anticipates acquiring limited partnership interests in additional subsidiary partnerships in the future. The Partnership's investment in each Local Partnership represents from 95% to 99.89% with one Local Partnership at 58.12% of the partnership interests in the Local Partnership. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnership.

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)


Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $0 and $70,539 for the three months ended June 30, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1998 and the results of operations and cash flows for the three months ended June 30, 1998 and 1997. However, the operating results for the three months ended June 30, 1998 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties are as follows:

A) Acquisition Fees and Expenses
The General Partner is entitled to an acquisition fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnership acquisitions. As of both June 30, 1998 and March 31, 1998, $2,750,640 of such costs have been incurred, of which $1,770,677 have been capitalized.

B) Other Related Party Expenses
The costs incurred to related parties for the three months ended June 30, 1998 and 1997 were as follows:

                                                          Three Months Ended
                                                               June 30,
                                                        -----------------------
                                                          1998           1997
                                                        -----------------------

Partnership management fees (a)                         $ 69,329       $41,296
Expense reimbursement (b)                                 39,950        33,858
Property management fees (c)                               6,944         7,647
Local administrative fee (d)                               1,000         1,000
                                                        --------       -------

                                                        $117,223       $83,801
                                                        ========       =======

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's invest-

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)



ments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $338,000 and $269,000 were accrued and unpaid as of June 30, 1998 and March 31, 1998, respectively.

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

(c) Property management fees incurred by the Local Partnerships amounted to $31,421 and $19,607 for the three months ended June 30, 1998 and 1997, respectively. Of these fees $6,944 and $7,647 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending acquisition of and final payments to Local Partnerships and (ii) working capital reserve and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

As of June 30, 1998, the Partnership has invested approximately $29,279,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in ten Local Partnerships of which approximately $11,393,000 remains to be paid to the Local Partnerships (including approximately $2,313,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. One Local Partnership was acquired during the three months ended June 30, 1998 for a purchase price of approximately $1,889,000 of which approximately $283,000 remains to be paid. The Partnership has approximately $7,167,000 available for future investments. During the three months ended June 30, 1998, approximately $3,749,000 was paid to Local Partnerships (none of which was released from escrow). The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no purchase price adjustments during the three months ended June 30, 1998.

For the three months ended June 30, 1998, cash and cash equivalents of the Partnership and its nine consolidated Local Partnerships increased approximately $1,842,000 primarily due to cash provided by operating activities ($41,000), a decrease in investments available for sale ($6,400,000), and net proceeds from mortgage and construction loans ($1,317,000) which exceeded an increase in property and equipment ($1,057,000), an increase in construction in progress ($4,547,000) and an increase in due to local general partners and affiliates relating to investing activities ($286,000). Included in the adjustments to reconcile the net loss to cash provided by operations is depreciation and amortization of approximately $246,000.

A working capital reserve of approximately $1,146,000 (2.5% of gross equity) has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At June 30, 1998 and March 31, 1998, none of this reserve was used. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. As of June 30, 1998 and 1997, there has been no cash distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The Partnership has negotiated Development Deficit Guarantees with the development stage Local Partnerships in which it has invested. The Local General Partners and/or their affiliates have agreed to fund development deficits through the breakeven dates of each of the nine Local Partnerships.

The Partnership has negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally seven years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $2,665,000 as of June 30, 1998.

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

The Partnership has invested or committed for investment approximately 80% of the net proceeds available for investment in ten Local Partnerships, of which two commenced to generate tax credits in 1996, three have commenced to generate tax credits in

1997 and five are anticipated to commence to generate tax credits in 1998.

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

Results of Operations
---------------------

As of June 30, 1998 and 1997, the Partnership had acquired an interest in ten and six Local Partnerships, respectively, nine and six of which were consolidated at June 30, 1998 and 1997. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three months ended June 30, 1998 and 1997 consisted primarily of (1) approximately $186,000 and $276,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in nine of ten and three of six consolidated Local Partnerships, respectively.

For the three months ended June 30, 1998 as compared to 1997, rental income and all categories of expenses increased and the results of operations are not comparable due to the acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction, rent up of properties and the continued utilization of the net proceeds of the Offering to invest in Local Partnerships. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be included in or released to Local Partnerships. Other income de-creased approximately $82,000 for the three months ended June 30, 1998 as compared to 1997 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships.

For the three months ended June 30, 1998 and 1997, two and one of the Partnership's nine and six consolidated properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the three months. In addition three and two of the properties, respectively, had completed construction and were rented up in a previous fiscal year. As of the end of the three months ended June 30, 1998 and 1997, five and three of the Partnership's nine and six consolidated properties, respectively, were still under construction and two and four of the properties, respectively, had construction loans with commitments for permanent financing.

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

Date: August 10, 1998

                            By: /s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes,
                                Senior Vice President
                                (principal financial officer)

Date: August 10, 1998

                            By: /s/ Glenn F. Hopps
                                ------------------
                                Glenn F. Hopps,
                                Treasurer
                                (principal accounting officer)