Form 10-Q
period 1998-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1998-11-13
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 33-89968


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                        13-3809869
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                         10022
----------------------------------------                    ----------
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
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                 September 30,       March 31,
                                                     1998              1998
                                                 -------------    --------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $1,621,121 and $1,134,299,
  respectively                                   $ 34,674,912      $ 33,487,474
Construction in progress                           13,958,097         9,294,984
Cash and cash equivalents                          10,312,788         9,811,741
Investments available for sale                     11,450,000        17,000,000
Cash held in escrow                                 2,475,370         2,454,311
Deferred costs, net of accumulated
  amortization
  of $67,622  and $53,186, respectively             1,547,121         1,555,982
Other assets                                          535,477           391,570
                                                 ------------      ------------
  Total assets                                   $ 74,953,765      $ 73,996,062
                                                 ============      ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                         $ 18,421,920      $ 17,371,283
  Construction loans payable                        7,596,857         7,468,689
  Accounts payable and other
   liabilities                                      4,431,694         4,069,053
  Due to local general partners and
   affiliates                                       3,062,319         3,320,488
  Due to general partner and affiliates               596,289           507,387
                                                 ------------      ------------
   Total liabilities                               34,109,079        32,736,900
                                                 ------------      ------------

Minority interest                                     758,067           736,218
                                                 ------------      ------------
Partners' capital:
  Limited partners (45,844 BACs
   issued and outstanding)                         40,093,286        40,525,248
  General partner                                      (6,667)           (2,304)
                                                 ------------      ------------
   Total partners' capital                         40,086,619        40,522,944
                                                 ------------      ------------
   Total liabilities and partners'
     capital                                     $ 74,953,765      $ 73,996,062
                                                 ============      ============


          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                              Three Months Ended              Six Months Ended
                                  September 30,                 September 30,
                              1998           1997*          1998            1997
                          --------------------------    --------------------------
Revenues
Rental income             $   572,985    $   329,989    $ 1,078,955    $   633,270
Other income
  (principally interest
  on capital
  contributions)              236,887        293,051        453,474        591,269
                          -----------    -----------    -----------    -----------
Total revenues                809,872        623,040      1,532,429      1,224,539
                          -----------    -----------    -----------    -----------

Expenses
General and
  administrative              240,028        118,860        444,363        239,232
General and
  administrative-
  related parties
  (Note 2)                     91,019         80,094        208,242        163,895
Repairs and
  maintenance                  47,042         31,759        109,676         84,914
Operating                     109,444         95,203        163,899        139,287
Taxes                           7,818         46,445         33,514         46,445
Insurance                      26,197         20,736         61,989         37,105
Interest                      223,535        190,961        423,964        378,252
Depreciation and
  amortization                254,974        161,119        501,258        322,173
                          -----------    -----------    -----------    -----------
Total expenses              1,000,057        745,177      1,946,905      1,411,303
                          -----------    -----------    -----------    -----------

Loss before minority
  interest                   (190,185)      (122,137)      (414,476)      (186,764)
Minority interest in
  (income) loss of
  subsidiary
  partnerships                (16,074)           610        (21,849)         1,475
                          -----------    -----------    -----------    -----------

Net loss                  $  (206,259)   $  (121,527)   $  (436,325)   $  (185,289)
                          ===========    ===========    ===========    ===========

Net loss -limited
  partners                $  (204,197)   $  (120,312)   $  (431,962)   $  (183,436)
                          ===========    ===========    ===========    ===========

Number of BACs
  outstanding                  45,844         45,844         45,844         45,844
                          ===========    ===========    ===========    ===========

Net loss per BAC          $     (4.45)   $     (2.62)   $     (9.42)   $     (4.00)
                          ===========    ===========    ===========    ===========


*Reclassified for comparative purposes.


          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                                  Limited             General
                                 Total            Partners            Partner
                             -----------         -----------         ---------
Partners' capital -
 April 1, 1998               $40,522,944         $40,525,248         $  (2,304)
Net loss                        (436,325)           (431,962)           (4,363)
                             -----------         -----------         ---------
Partners' capital -
 September 30, 1998          $40,086,619         $40,093,286         $  (6,667)
                             ===========         ===========         =========

          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                       Six Months Ended
                                                            September 30,
                                                     1998               1997
                                                 -----------         ---------
Cash flows from operating activities:
  Net loss                                       $   (436,325)     $   (185,289)
                                                 ------------      ------------
  Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
  Depreciation and amortization                       501,258           322,173
  Minority interest in income (loss)
   of subsidiary properties                            21,849            (1,475)
  (Increase) decrease in cash
   held in escrow                                     (21,059)              727
  Increase in other assets                           (102,558)          (44,920)
  Increase in accounts
   payable and other liabilities                      309,177           176,430
  Increase in due to local general
   partners and affiliates                             18,250            60,000
  Decrease in due to local general
   partners and affiliates                            (98,367)                0
  Increase (decrease) in due to
   general partner and affiliates                      88,902           (73,527)
                                                 ------------      ------------
   Total adjustments                                  717,452           439,408
                                                 ------------      ------------

  Net cash provided by operating
   activities                                         281,127           254,119
                                                 ------------      ------------

Cash flows from investing activities:
  Increase in property and equipment               (1,674,260)         (712,486)
  Increase in construction in progress             (4,663,113)       (5,354,086)
  Increase in accounts payable and
   other liabilities                                   53,464           948,980
  Increase in other assets                            (41,349)         (445,556)
  Increase in due to local general
   partners and affiliates                            160,738         1,156,046
  Decrease in due to local general
   partners and affiliates                           (338,790)         (775,469)
  Decrease (increase) in investments
   available for sale                               5,550,000        (4,500,000)
  Increase in deferred costs                           (5,575)          (74,778)
                                                 ------------      ------------
  Net cash used in
   investing activities                              (958,885)       (9,757,349)
                                                 ------------      ------------


          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)
                                   (Unaudited)


                                                        Six Months Ended
                                                           September 30,
                                                 -------------------------------
                                                     1998              1997
                                                 -------------     -------------


Cash flows from financing activities:
  Proceeds from mortgage notes                      1,084,000           363,124
  Repayments of mortgage notes                        (33,363)          (19,547)
  Proceeds from construction loans                  1,176,603         4,095,039
  Repayments of construction loans                 (1,048,435)       (1,276,637)
  Increase in deferred costs                                0            (8,272)
                                                 ------------      ------------
Net cash provided by financing
  activities                                        1,178,805         3,153,707
                                                 ------------      ------------

Net increase (decrease) in cash and
  cash equivalents                                    501,047        (6,349,523)
Cash and cash equivalents at
  beginning of period                               9,811,741        17,061,164
                                                 ------------      ------------
Cash and cash equivalents at
  end of period                                  $ 10,312,788      $ 10,711,641
                                                 ============      ============

Supplemental disclosures of
  noncash investing activities:
  Consolidation of investment in
   subsidiary partnership:*
   Decrease in property and
     equipment                                   $          0      $  3,201,522
   Increase in construction in
     progress                                    $          0      $ (3,201,522)


*Prior to consolidation, investment in subsidiary partnerships are included in property and equipment.


          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

As of September 30, 1998, the Partnership has acquired a limited partnership interest in ten subsidiary partnerships. The Partnership anticipates acquiring limited partnership interests in additional subsidiary partnerships in the future. The Partnership's investment in each Local Partnership represents from 95% to 99.89% with one Local Partnership at 58.12% of the partnership interests in the Local Partnership. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnership.

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $7,000 and $0 and $78,000 for the three and six months ended September 30, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997 and cash flows for the six months ended September 30, 1998 and 1997. However, the operating results for the six months ended September 30, 1998 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties are as follows:

A)  Acquisition Fees and Expenses

The General Partner is entitled to an acquisition fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnership acquisitions. As of both September 30, 1998 and March 31, 1998, $2,750,640 of such costs have been incurred, of which $1,770,677 have been capitalized.

B)  Other Related Party Expenses

The costs incurred to related parties for the three and six months ended September 30, 1998 and 1997 were as follows:


                                     Three Months Ended       Six Months Ended
                                       September 30,            September 30,
                                      1998        1997        1998        1997
                                    --------------------    --------------------
Partnership manage-
  ment fees (a)                     $ 69,328    $ 42,933    $138,657    $ 84,229
Expense reimburse-
  ment (b)                            13,414      26,955      53,364      60,813
Local administra-
  tive fee (d)                         1,500       1,500       2,500       2,500
                                    --------    --------    --------    --------
                                      84,242      71,388     194,521     147,542
                                    --------    --------    --------    --------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)                 6,777       8,706      13,721      16,353
                                    --------    --------    --------    --------
Total general and
  administrative-
  related parties                   $ 91,019    $ 80,094    $208,242    $163,895
                                    ========    ========    ========    ========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $307,000 and $269,000 were accrued and unpaid as of September 30, 1998 and March 31, 1998, respectively.

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

(c) Property management fees incurred by the Local Partnerships amounted to $41,283 and $20,492 and $72,704 and $40,099 for the three and six months ended September 30, 1998 and 1997, respectively. Of these fees $6,777 and $8,706 and $13,721 and $16,353 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of September 30, 1998, the Partnership has invested approximately $29,279,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in ten Local Partnerships of which approximately $10,267,000 remains to be paid to the Local Partnerships (including approximately $2,313,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. One Local Partnership was acquired during the six months ended September 30, 1998 for a purchase price of approximately $1,889,000 of which approximately $283,000 remains to be paid. The Partnership has approximately $7,167,000 available for future investments. During the six months ended September 30, 1998, approximately $4,874,000 was paid to Local Partnerships (none of which was released from escrow). The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no purchase price adjustments during the six months ended September 30, 1998.

For the six months ended September 30, 1998, cash and cash equivalents of the Partnership and its ten consolidated Local Partnerships increased approximately $501,000 primarily due to cash provided by operating activities ($281,000), a decrease in investments available for sale ($5,550,000) and net proceeds from mortgage and construction loans ($2,261,000) which exceeded an increase in property and equipment ($1,674,000), an increase in construction in progress ($4,663,000), a net decrease in due to local general partners and affiliates relating to investing activities ($178,000) and net repayments of mortgage and construction loans ($1,082,000). Included in the adjustments to reconcile the net loss to cash provided by operations is depreciation and amortization of approximately $501,000.

A working capital reserve of approximately $1,146,000 (2.5% of gross equity) has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At September 30, 1998 and March 31, 1998, none of this reserve was used. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. As of September 30, 1998 and 1997, there has been no cash distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The Partnership has negotiated Development Deficit Guarantees with the development stage Local Partnerships in which it has invested. The Local General Partners and/or their affiliates have agreed to fund development deficits through the breakeven dates of each of the ten Local Partnerships.

The Partnership has negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally seven years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately 2,665,000 as of September 30, 1998.

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

Management has been in contact with the one Local Partnership in the southeast region and does not anticipate any significant increase to repairs and maintenance due to the effect of Hurricane Georges on the portfolio.

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

Results of Operations

As of September 30, 1998 and 1997, the Partnership had acquired an interest in ten and six Local Partnerships, respectively, all of which were consolidated at September 30, 1998 and 1997. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three and six months ended September 30, 1998 and 1997 consisted primarily of (1) approximately $149,000 and $267,000 and $335,000 and $543,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in nine of ten and three of six consolidated Local Partnerships, respectively.

For the three and six months ended September 30, 1998 as compared to 1997, rental income and all categories of expenses increased except taxes and the results of operations are not comparable due to the acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction, rent up of properties and the continued utilization of the net proceeds of the Offering to invest in Local Partnerships. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be included in or released to Local Partnerships. Other income decreased approximately $56,000 and $138,000 for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships. Taxes decreased approximately $39,000 and $13,000 for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to the reduction of city taxes resulting from low income housing status at one Local Partnership.

For the three months ended September 30, 1998 and 1997, zero and zero of the Partnership's ten and six consolidated properties, respectively, completed construction and were in various stages of rent up. In addition, three and one of the properties, respectively, had completed construction in a previous fiscal quarter, but were in various stages of rent up for the three months. Also, for the three months ended September 30, 1998 and 1997, three and two of the properties had completed construction and were rented up in a previous fiscal quarter. For the six months ended September 30, 1998 and 1997, three and three of the Partnership's ten and six consolidated properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the six months. In addition three and two of the properties, respectively, had completed construction and were rented up in a previous fiscal year. As of the end of the six months ended September 30, 1998 and 1997, four and three of the Partnership's ten and six consolidated properties, respectively, were still under construction and three and four of the properties, respectively, had construction loans with commitments for permanent financing.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partner recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hard-ware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the General Partner has incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Partnership. In regard to third parties, the Partnership's General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partner plans to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
                                  (Registrant)


                     By:  RELATED INDEPENDENCE L.L.C.,
                          General Partner

Date:  November 11, 1998

                          By: /s/ Alan P. Hirmes
                              -----------------------------------
                                  Alan P. Hirmes,
                                  Senior Vice President
                                  (principal financial officer)

Date:  November 11, 1998

                          By: /s/ Glenn F. Hopps
                              ------------------------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (principal accounting officer)