Form 10-Q
period 1998-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1999-02-03
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1998

OR

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number  33-89968


INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Exact name of registrant as specified in its charter)


                  Delaware		     13-3809869
(State or other jurisdiction of 	(I.R.S. Employer
incorporation or organization)	Identification No.)


625 Madison Avenue, New York, New York	     10022
(Address of principal executive offices)	(Zip Code)


Registrant's telephone number, including area code (212)421-5333


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X     No  ____

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

      December 31,               March 31,
              1998                    1998

ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $2,008,143 and $1,134,299,
  respectively      $34,366,504      $33,487,474
Construction in progress      16,176,383      9,294,984
Cash and cash equivalents      19,506,384      9,811,741
Investments available for sale      0      17,000,000
Cash held in escrow      1,516,222      2,454,311
Deferred costs, net of accumulated
  amortization
  of $78,162 and $53,186, respectively      1,691,104      1,555,982
Other assets           336,373           391,570
Total assets      $73,592,970      $73,996,062

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable      $18,463,215      $17,371,283
Construction loans payable      6,863,581      7,468,689
Accounts payable and other
  liabilities      3,817,421      4,069,053
Due to local general partners and
  affiliates      3,458,558      3,320,488
Due to general partner and affiliates           380,897           507,387
Total liabilities      32,983,672      32,736,900

Minority interest           773,755          736,218
Partners' capital:
Limited partners (45,844 BACs
  issued and outstanding)      39,844,721      40,525,248
General partner              (9,178)              (2,304)
Total partners' capital      39,835,543      40,522,944
Total liabilities and partners'
  capital      $73,592,970      $73,996,062

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

      Three Months Ended            Nine Months Ended
             December 31,                   December 31,
          1998              1997               1998               1997

Revenues
Rental income    $  836,844    $379,196    $1,915,799    $1,012,466
Other income
  (principally interest
  on capital
  contributions)      201,006    317,243      654,480      908,512
Total revenues    1,037,850    696,439    2,570,279    1,920,978

Expenses
General and
  administrative    187,918    153,679    632,281    417,609
General and
  administrative-
  related parties
  (Note 2)    92,992    116,779    301,234    280,674
Repairs and
  maintenance    152,149    14,009    261,825    129,781
Operating     71,805    43,634    235,704    127,365
Taxes    6,172    6,307    39,686    52,752
Insurance    53,437    12,086    115,426    49,191
Interest    311,203    178,746    735,167    556,998
Depreciation and
  amortization      397,562    162,633      898,820      484,806
Total expenses    1,273,238    687,873    3,220,143    2,099,176

Income (loss) before
  minority interest    (235,388)    8,566    (649,864)    (178,198)
Minority interest in
  (income) loss of
  subsidiary
  partnerships       (15,688)             45       (37,537)           1,520

Net income (loss)    $ (251,076)    $    8,611    $ (687,401)    $ (176,678)

Net income (loss) -
  limited partners    $ (248,565)    $    8,525    $ (680,527)    $ (174,911)

Number of BACs
  outstanding        45,844     45,844        45,844        45,844

Net income (loss)
  per BAC    $       (5.42)    $       .18    $     (14.84)    $       (3.82)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Unaudited)


            Limited      General
           Total      Partners      Partner

Partners' capital -
  April 1, 1998      $40,522,944      $40,525,248      $  (2,304)
Net loss         (687,401)         (680,527)        (6,874)
Partners' capital -
  December 31, 1998      $39,835,543      $39,844,721      $  (9,178)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

           Nine Months Ended
                 December 31,
            1998                  1997

Cash flows from operating activities:
Net loss      $(687,401)      $(176,678)
Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
Depreciation and amortization       898,820      484,806
Minority interest in income (loss)
  of subsidiary properties      37,537      (1,520)
Increase in cash held in escrow      (54,305)      (77,216)
Decrease (increase) in other assets      96,547      (49,549)
(Decrease) increase in accounts
  payable and other liabilities       (417,232)      336,260
Increase in due to local general
  partners and affiliates      18,250      91,800
Decrease in due to local general
  partners and affiliates      (98,367)      0
Decrease in due to
  general partner and affiliates      (126,490)          (6,726)
  Total adjustments        354,760       777,855

Net cash (used in) provided by
  operating activities       (332,641)          601,177

Cash flows from investing activities:
Increase in property and equipment       (1,752,874)      (997,922)
Increase in construction in progress      (6,881,399)      (12,762,975)
Decrease (increase) in cash
  held in escrow      992,394      (1,548,895)
Increase in accounts payable and
  other liabilities      165,600      596,484
Increase in other assets      (41,350)      (718,904)
Increase in due to local general
  partners and affiliates      712,373      1,248,581
Decrease in due to local general
  partners and affiliates      (494,186)      (775,469)
Decrease (increase) in investments
  available for sale       17,000,000      (1,000,000)
(Increase) decrease in deferred costs             (24,548)          532,558
Net cash provided by (used in)
  investing activities         9,676,010      (15,426,542)

Cash flows from financing activities:
Proceeds from mortgage notes      1,139,000      1,303,324
Repayments of mortgage notes      (47,068)      (29,643)
Proceeds from construction loans      1,185,967      5,006,862
Repayments of construction loans      (1,791,075)      (2,279,189)
Increase in deferred costs         (135,550)           (20,058)
Net cash provided by financing
  activities          351,274       3,981,296

Net increase (decrease) in cash and
  cash equivalents      9,694,643      (10,844,069)
Cash and cash equivalents at
  beginning of period        9,811,741      17,061,164
Cash and cash equivalents at
  end of period      $19,506,384      $ 6,217,095

Supplemental disclosures of
  noncash investing activities:
Consolidation of investment in
  subsidiary partnership:*
Increase in property and
  equipment      $                0      $(2,660,030)
Decrease in construction in
  progress      $                0      $ 2,660,030

*Prior to consolidation, investment in subsidiary partnerships are included in property and equipment.

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998
(Unaudited)

Note 1 - General


Independence Tax Credit Plus L.P. IV (a Delaware limited part-nership) (the "Partnership") was organized on February 22, 1995, and commenced the public offering on July 6, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner").

The Partnership's business is to invest in other partnerships ("Lo-cal Partnerships", "subsidiaries" or "subsidiary partnerships") owning apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Re-form Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits").

As of December 31, 1998, the Partnership has acquired a limited partnership interest in ten subsidiary partnerships. The Partner-ship anticipates acquiring limited partnership interests in addi-tional subsidiary partnerships in the future. The Partnership's investment in each Local Partnership represents from 98.99% to 99.89% with one Local Partnership at 58.12% of the partnership interests in the Local Partnership. Through the rights of the Part-nership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Part-nership has a controlling financial interest in the subsidiary part-nership.

For financial reporting purposes, the Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.
The Partnership's fiscal quarter ends December 31 in order to al-low adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $5,000 and $0 and $83,000 for the three and nine months ended Decem-ber 31, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-justments) necessary to present fairly the financial position of the Partnership as of December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997 and cash flows for the nine months ended December 31, 1998 and 1997. However, the operating results for the nine months ended December 31, 1998 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties are as follows:

A)  Acquisition Fees and Expenses
The General Partner is entitled to an acquisition fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting the Local Partnerships in acquiring apartment complexes and supervising the construc-tion of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnership acquisitions.
As of both December 31, 1998 and March 31, 1998, $2,750,640 of such costs have been incurred, of which $1,770,677 have been capitalized.

B)  Other Related Party Expenses

The costs incurred to related parties for the three and nine months ended December 31, 1998 and 1997 were as follows:
      Three Months Ended            Nine Months Ended
             December 31,                   December 31,
          1998              1997               1998               1997
Partnership manage-
  ment fees (a)    $69,451    $88,905    $208,108    $173,134
Expense reimburse-
  ment (b)    15,160    18,000    68,524    78,813
Local administra-
  tive fee (d)        1,250        1,250        3,750        3,750
Total general and
  administrative-
  General Partner    85,861    108,155    280,382    255,697
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)      7,131      8,624     20,852     24,977
Total general and
  administrative-
  related parties    $92,992    $116,779    $301,234    $280,674

(a) The General Partner is entitled to receive a partnership man-agement fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's invest-ments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinanc-ing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $206,000 and $269,000 were accrued and unpaid as of December 31, 1998 and March 31, 1998, respectively.

(b) The Partnership reimburses the General Partner and its affili-ates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership.
These service include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred by the Local Partnerships amounted to $60,903 and $22,880 and $133,607 and $62,979 for the
three and nine months ended December 31, 1998 and 1997, respec-tively. Of these fees $7,131 and $8,624 and $20,852 and $24,977 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administra-tive fee of up to $5,000 per year from each subsidiary partnership.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending acquisition of and final pay-ments to Local Partnerships and (ii) working capital reserve and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

As of December 31, 1998, the Partnership has invested approxi-mately $29,312,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in ten Local Partnerships of which approximately $7,568,000 remains to be paid to the Local Partnerships (including approximately
$1,320,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the nine months ended December 31, 1998, the Partnership exercised its option to purchase an additional 3% interest in one Local Partnership for a purchase price of approximately $33,000
(all of which was paid). One Local Partnership was acquired during the nine months ended December 31, 1998 for a purchase price of approximately $1,889,000 of which approximately
$283,000 remains to be paid. The Partnership has approximately $7,134,000 available for future investments. During the nine months ended December 31, 1998, approximately $7,606,000 was paid to Local Partnerships ($1,217,000 of which was released from escrow). An additional $225,000 was placed into escrow for pur-chase price payments during the nine months ended December 31, 1998. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no purchase price adjustments during the nine months ended De-cember 31, 1998.

For the nine months ended December 31, 1998, cash and cash equivalents of the Partnership and its ten consolidated Local Part-nerships increased approximately $9,695,000 primarily due to a decrease in cash held in escrow ($992,000), an increase in accounts payables and other liabilities relating to investing activities ($166,000), a net increase in due to local general partners and af-filiates relating to investing activities ($218,000), a decrease in investments available for sale ($17,000,000) and net proceeds from mortgage and construction loans ($2,325,000) which exceeded cash used in operating activities ($333,000), an increase in property and equipment ($1,753,000), an increase in construction in prog-ress ($6,881,000), an increase in deferred costs ($136,000) and net repayments of mortgage and construction loans ($1,838,000).
Included in the adjustments to reconcile the net loss to cash used in operations is depreciation and amortization of approximately $899,000.

A working capital reserve of approximately $1,146,000 (2.5% of gross equity) has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At December 31, 1998 and March 31, 1998, none of this reserve was used. The General Partner believes that these reserves, plus any cash distributions received from the op-erations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. As of December 31, 1998 and 1997, there has been no cash distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The Partnership has negotiated Development Deficit Guarantees with the development stage Local Partnerships in which it has invested. The Local General Partners and/or their affiliates have agreed to fund development deficits through the breakeven dates of each of the ten Local Partnerships.

The Partnership has negotiated Operating Deficit Guaranty
Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a speci-fied period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maxi-mum dollar amounts to be funded for a specified period of time, generally seven years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates ap-proximately $2,665,000 as of December 31, 1998.

The Partnership has also negotiated a Rent-Up Guaranty Agree-ment with one Local Partnership, in which the Local General Part-ner agrees to pay liquidated damages if predetermined occupancy rates are not achieved.

The Development Deficit, Operating Deficit and the Rent-Up
Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

The Partnership has invested or committed for investment ap-proximately 80% of the net proceeds available for investment in ten Local Partnerships, of which two commenced to generate tax credits in 1996, three have commenced to generate tax credits in 1997 and five are anticipated to commence to generate tax credits in 1998.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio will be diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. How-ever the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The tax credits will be attached to the project for a period of ten years, and will be transferable with the property during the remainder of such ten-year period. If the General Partner determined that a sale of a property is warranted, the remaining tax credits would trans-fer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations
As of December 31, 1998 and 1997, the Partnership had acquired an interest in ten and nine Local Partnerships, respectively, ten and six of which were consolidated at December 31, 1998 and 1997. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three and nine months ended December 31, 1998 and 1997 consisted primarily of
(1) approximately $142,000 and $288,000 and $477,000 and
$831,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in nine of ten and five of six consolidated Local Partnerships, respectively.

For the three and nine months ended December 31, 1998 as com-pared to 1997, rental income and all categories of expenses in-creased except general and administrative-related parties and taxes and the results of operations are not comparable due to the acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncom-pleted property construction, rent up of properties and the contin-ued utilization of the net proceeds of the Offering to invest in Lo-cal Partnerships. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be included in or released to Local Partnerships. Other income decreased approximately $116,000 and $254,000 for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships. General and administra-tive-related parties decreased approximately $24,000 for the three months ended December 31, 1998 as compared to the corre-sponding period in 1997 primarily due to the partnership man-agement fees payable to the General Partner being increased to the maximum amount in the third quarter of 1997. Taxes decreased approximately $13,000 for the nine months ended December 31, 1998 as compared to the corresponding period in 1997 primarily due to the reduction of city taxes resulting from low income housing status at one Local Partnership.

For the three months ended December 31, 1998 and 1997, none of the Partnership's nine and six consolidated properties, respec-tively, completed construction and were in various stages of rent up. In addition, three and zero of the properties, respectively, had completed construction in a previous fiscal quarter, but were in various stages of rent up for the three months. Also, for the three months ended December 31, 1998 and 1997, three and three of the properties had completed construction and were rented up in a previous fiscal quarter. For the nine months ended December 31, 1998 and 1997, three and zero of the Partnership's nine and six consolidated properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the nine months. In addition three and two of the properties, respectively, had completed construction and were rented up in a previous fiscal year. As of the end of the nine months ended De-cember 31, 1998 and 1997, three and three of the Partnership's nine and six consolidated properties, respectively, were still under construction and three and three of the properties, respectively, had construction loans with commitments for permanent financ-ing.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner is in the proc-ess of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partner recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hard-ware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The costs incurred to the General Partner are not being charged to the Part-nership. In regard to third parties, the Partnership's General Part-ner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness was sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partner plans to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information

	As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. ("Lehigh III") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on January 25, 1999 with the Secu-rities and Exchange Commission (the "Commission"), Lehigh III acquired 2,856.06 BACs pursuant to a tender offer on Schedule 14D-1, commenced on October 14, 1998 (the "Tender Offer"). Le-high III previously owned 10 BACs which brought the total BACs owned by Lehigh III following the Tender Offer to 2,868.06. Le-high III and the Managing Member are affiliates of the General Partner.

	Pursuant to a letter agreement dated October 6, 1998 among the Partnership, Lehigh III and the General Partner (the "Standstill Agreement"), Lehigh III agreed that, prior to October 6, 2008 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates not to (i) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership; (ii) form, join or otherwise participate in a "group" (within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934) with respect to any vot-ing securities of the Partnership, except that those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement; (iii) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (iv) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. By the terms of the Standstill Agreement, Lehigh III also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; pro-vided, however, Lehigh III is entitled to vote its BACs as it deter-mines with regard to any proposal (i) to remove the General Part-ner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partner or its affiliates.

	In connection with a tender offer commenced on April 10, 1997 by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and the settlement of matters relating to such tender offer, Lehigh I en-tered into any agreement with Everest Properties, Inc. ("Everest"), dated April 23, 1997 (the "Everest Agreement"). Pursuant to the Everest Agreement, Lehigh I granted to Everest, among other things, an option to purchase up to 25% of the BACs tendered in the Tender Offer (and other similar tender offers) on the same terms and conditions as Lehigh I's purchase of BACs (the "Everest Option"). The Everest Agreement and the Everest Option apply to
BACs obtained by affiliates of Lehigh I, including Lehigh III. Ev-erest notified Lehigh III that it had elected to exercise the Everest Option to purchase approximately 25% of the BACs tendered pursuant to the Tender Offer and as a result acquired 952.69 BACs out of the 3,810.75 BACs tendered in the Tender Offer.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		(4)	Form of Amended and Restated Agreement of
Limited Partnership of the Partnership (attached to the Prospectus as Exhibit A)*

		(10A)	Form of Subscription Agreement (attached to
the Prospectus as Exhibit B)*

		(10B)	Form of Escrow Agreement between the Part-
nership and the Escrow Agent**

		(10C)	Form of Purchase and Sales Agreement per-
taining to the Partnership's acquisition of Local Partnership Inter-ests**

		(10D)	Form of Amended and Restated Agreement of
Limited Partnership of Local Partnerships**

		(27)	Financial Data Schedule (filed herewith)

		*	Incorporated herein by reference to the final
Prospectus as filed pursuant to Rule 424 under the Securities Act of 1933.

		**	Filed as an exhibit to the Registration Statement
on Form S-11 of the Partnership (File No. 33-89968) and incorpo-rated herein by reference thereto.

	(b)	Reports on Form 8-K - No reports on Form 8-K were
filed during the quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securi-ties Exchange Act of 1934, the registrant has duly caused this re-port to be signed on its behalf by the undersigned, thereunto duly authorized.


INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)


	By:	RELATED INDEPENDENCE L.L.C.,
		General Partner

Date:  February 3, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Senior Vice President
			(principal financial officer)

Date:  February 3, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)