Form 10-K
period 1999-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1999-06-24
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999
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

		(Title of Class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No  ____

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of registrant's knowledge, in definitive proxy or infor-mation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
	None

Index to exhibits may be found on page 59
Page 1 of 72

PART I

Item 1.  Business.

General

Independence Tax Credit Plus L.P. IV (the "Partnership") is a limited part-nership which was formed under the laws of the State of Delaware on February 22, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner").

On July 6, 1995, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Inter-ests"), managed by Related Equities Corporation (the "Dealer Manager"), pur-suant to a prospectus dated July 6, 1995 (the "Prospectus").

As of March 31, 1999, the Partnership has received $45,844,000 of Gross Pro-ceeds of the Offering from 2,759 investors ("BACs holders"). The solicita-tion for the subscription of BACs was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996.

The Partnership's business is primarily to invest in other partnerships ("Lo-cal Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Hous-ing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). As of March 31, 1999, the Partnership has acquired an interest in ten Local Partnerships, all of which have been consolidated. The Partnership's investments in Local Partnerships represent from 98.99% to 99.89% interests except for one invest-ment which is a 58.12% interest. As of March 31, 1999, the Partnership has invested approximately $29,312,000 (including approximately
$1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in ten Local Partnerships of which approximately $7,713,000 remains to be paid to the Local Partnerships (including approximately $1,320,000 being held in escrow) as certain bench-marks, such as occupancy level, are attained prior to the release of the funds. The Partnership has approximately $7,134,000 available for future in-vestments. The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments
based on tax credit adjustor clauses.   See Item 2, Properties, below.

The Partnership has been formed to invest in Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Rehabilitation Tax Credits ("Historic Complexes"). The investment objectives of the Partnership are described below.

1. Entitle qualified BACs holders to Housing Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, gener-ally ten years from the date of investment or, if later, the date the Prop-erty is leased to qualified tenants; referred to herein as the "Credit Pe-riod") with respect to each Apartment Complex.

2.  Preserve and protect the Partnership's capital.

3. Participate in any capital appreciation in the value of the Properties and provide distributions of Sale or Refinancing Proceeds upon the disposi-tion of the Properties.

4. Allocate passive losses to individual BACs holders to offset passive in-come that they may realize from rental real estate investments and other pas-sive activities, and allocate passive losses to corporate BACs holders to offset business income.

One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent re-striction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

There can be no assurance that the Partnership will achieve its investment objectives as described above.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however the Part-nership intends to purchase additional properties which will diversify its portfolio.

Competition

The real estate business is highly competitive and substantially all of the properties acquired and to be acquired by the Partnership are expected to have active competition from similar properties in their respective vicini-ties. The Partnership will compete in the acquisition of properties with many other entities engaged in real estate investment activities, some of which have greater assets than the Partnership. In addition, the number of entities and the amount available for investment in properties of a type suitable for investment by the Partnership may increase, resulting in in-creased competition for such investments and possible increases in the prices to be paid. In addition, various other limited partnerships may, in the future, be formed by the General Partner and/or its affiliates to engage in businesses which may be competitive with the Partnership.

Employees

The Partnership does not have any direct employees. All services are per-formed for the Partnership by the General Partner and their affiliates. The General Partner receives compensation in the connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates from expenses incurred in con-nection with the performance by their employees of services for the Partner-ship in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

As of March 31, 1999, the Partnership has acquired an interest in ten Local Partnerships, all of which have been consolidated. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership inter-ests in the Local Partnership. The Partnership's investment in New Zion rep-resents 58.12% of the partnership interest in the subsidiary partnership (the other 41.86% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partner-ship and/or an affiliate of the General Partner, which affiliate has a con-tractual obligation to act on behalf of the Partnership, to remove the gen-eral partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apart-ment Complexes (the "Local Partnership Schedule"). Further information con-cerning the Local Partnerships and their properties, including any encum-brances affecting the properties may be found in Item 14. Schedule III .

Local Partnership Schedule
                                            Percentage of Units
Name and Location                           Occupied  at  May 1,
(Number of Units)          Date Acquired    1999    1998    1997    1996
BX-8A Team
Associates, L.P.           October 1995    98%    98%    100%    98%
Bronx, NY (41)

Westminster Park Plaza
(a California
Limited Partnership)       June 1996    99%    94%    96%
Los Angeles, CA (130)

Fawcett Street
Limited Partnership        June 1996    95%    93%    93%
Tacoma, WA (60)

Figueroa Senior Housing     November 1996    97%    99%    0%*
Limited Partnership
Los Angeles, CA (66)

NNPHI Senior Housing        December 1996    99%    99%    0%*
Limited Partnership
Los Angeles, CA (75)

Belmont/McBride Apartments  January 1997    93%    100%    0%*
Limited Partnership
Paterson, NJ (42)

Sojourner Douglass, L.P.    February 1997    100%    100%
Paterson, NJ (20)

New Zion Apartments         October 1997    98%    0%*
Limited Partnership
Shreveport, LA (100)

Bakery Village
Urban Renewal               December 1997    99%    0%*
Associates, L.P.
Montclair, NJ (125)

Marlton Housing
Partnership, L.P.           May 1998    0%*
(a Pennsylvania limited partnership)
Philadelphia, PA (25)

* Properties still in construction phase.

Leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

Management continuously reviews the physical state of the properties and sug-gests to the respective Local General Partners budget improvements which are generally funded from cash flow from operations or release of replacement re-serve escrows.

Management annually reviews the insurance coverage of the properties and be-lieves such coverage is adequate.

See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

Real estate taxes are calculated using rates and assessed valuations deter-mined by the township or city in which the property is located. Such taxes have approximated less than 1% of the aggregate cost of the properties as shown in Schedule III to the financial statements included herein.

In connection with investments in development-stage Apartment Complexes, the General Partner generally requires that the general partners of the Local Partnerships ("Local General Partners") provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation is not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guar-antees generally also require the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex has achieved break-even operations. The Gen-eral Partner generally requires that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Development and Operating Defi-cit Guarantees, amount funded will be treated as Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some in-stances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Part-ner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

Housing Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is placed into serv-ice. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service must be prorated based upon the months remaining in the year. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month follow-ing the month in which it acquired its interest and Tax Credits allocated in any prior period are not available to the Partnership.

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.
None.
PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 1999, the Partnership had issued and outstanding 45,844 Lim-ited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so ac-quired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any es-tablished trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partner plans to impose lim-ited restrictions on the transferability of the BACs and the Limited Partner-ship Interests in secondary market transactions. Implementation of the re-strictions should prevent a public trading market from developing and may ad-versely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of June 4, 1999, the Partnership has approximately 2,547 registered hold-ers of an aggregate of 45,844 BACs.

All of the Partnership's general partnership interests, representing an ag-gregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.

The Partnership has made no distributions to the BACs holders as of March 31, 1999. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.


Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Part-
nership.  There were no operations prior to commencement of the Offering of
BACs on July 6, 1995.  Additional financial information is set forth in the audited financial statements in Item 8 hereof.
OPERATIONS
                                  Year Ended March 31,
          1999                1998                1997                1996
Revenues     $3,435,562  $2,655,915  $1,820,050  $  270,029

Operating
expenses     (4,682,110)   (3,223,943)     (1,761,475)        (108,857)

(Loss) income
before
  minority
interest     (1,246,548)  (568,028)  58,575  161,172

Minority interest
in (income)
  loss of
subsidiary
partnership     (21,185)   16,171     1,544       225

Net (loss)
income     $ (1,267,733)  $   (551,857)  $         60,119  $       161,397

Net (loss) income
per weighted
  average
BAC          $   (27.38)  $   (11.92)  $     1.46  $    19.39
FINANCIAL POSITION
                                       March 31,
         1999            1998            1997            1996            1995
Total
assets      $79,501,249  $73,996,062  $57,381,058  $27,605,692  $   51,010

Total
liabilities $39,394,161  $32,736,900  $17,025,235  $2,745,844  $169,491

Minority
interest      $ 851,877  $ 736,218  $ (718,978)  $ 321,081  $   0

Total partners'
capital
(deficit)   $39,255,211  $40,522,944  $41,074,801  $24,538,767  $(118,481)

During the years end March 31, 1999 and 1998 total assets increased primarily due to the proceeds from mortgage and construction loans which were utilized in the investment of Local Partnerships amounting to approximately $3,400,000 and $11,900,000, respectively. During the years ended March 31, 1997 and 1996 total assets increased primarily due to an increase in cash and cash equivalents and investments available for sale primarily due to capital con-tributions which were not fully expended amounting to approximately $13,300,000 and $20,000,000, respectively. For the years ended March 31, 1999, 1998, 1997 and 1996, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. For the years ended March 31, 1999, 1998, 1997 and 1996 property and equipment increased approxi-mately $12,100,000, $14,000,000, $17,500,000 and $2,700,000 respectively, and construction loans increased approximately $2,000,000, $4,300,000, $1,800,000 and $2,000,000, respectively. During the years ended March 31, 1999, 1998 and 1997 mortgage notes increased approximately $1,400,000, $8,100,000 and $9,200,000, respectively.

Cash Distributions

The Partnership has made no distributions to the BACs holders as of March 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Re-sults of Operations.

Liquidity and Capital Resources

The Partnership's primary source of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending acquisition of Local Partnerships and (ii) working capital reserve and interest thereon. All these sources are available to meet obligations of the Partnership.

The Partnership has received $45,844,000 in gross proceeds for BACs pursuant to a public offering, resulting in net proceeds available for investment of approximately $36,446,000 after volume discounts, payment of sales commis-sions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

As of March 31, 1999, the Partnership has invested or committed for invest-ment approximately $29,312,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in ten Local Partnerships of which approximately $7,713,000 remains to be paid to the Local Partnerships (including approxi-mately $1,320,000 being held in escrow) as certain benchmarks, such as occu-pancy level, are attained prior to the release of the funds. One of the Lo-cal Partnerships was acquired during the year ended March 31, 1999 for a pur-chase price of approximately $1,889,000 of which approximately $283,000 re-mains to be paid. The Partnership has approximately $7,134,000 available for future investments. During the year ended March 31, 1999, approximately $6,356,000 was paid to Local Partnerships, including purchase price adjust-ments (of which approximately $1,217,000 was released from escrow). An addi-tional $225,000 was placed into escrow for purchase price payments during the year ended March 31, 1999. The Partnership will be acquiring additional prop-erties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There have been no pur-chase price adjustments during the year ended March 31, 1999.

For the year ended March 31, 1999, cash and cash equivalents of the Partner-ship and its ten consolidated Local Partnerships decreased approximately $6,374,000 primarily due to cash used in operating activities ($1,332,000), an increase in property and equipment ($6,864,000), an increase in construc-tion in progress ($9,950,000) and a net increase in deferred costs relating to investing and financing activities ($81,000) which exceeded a decrease in cash held in escrow relating to investing activities ($992,000), an increase in accounts payable and other liabilities relating to investing activities ($116,000), a net increase in due to local general partners and affiliates relating to investing activities ($4,394,000), a decrease in investments available for sale ($2,950,000), net proceeds from mortgage and construction loans ($3,368,000)) and an increase in capitalization of consolidated sub-sidiaries attributable to minority interest ($42,000). Included in the ad-justments to reconcile the net loss to cash used in operations is deprecia-tion and amortization of approximately $1,358,000.

A working capital reserve has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses.
At both March 31, 1999 and 1998, approximately $1,146,000 of this revenue re-mained unused. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the fore-seeable future. As of March 31, 1999, there have been no cash distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The property owned by one of the Local Partnerships in which the Partnership has invested has been in operation and has maintained stable occupancy since 1990.

The Partnership has negotiated Development Deficit Guaranty Agreements with the development stage Local Partnerships in which it has invested, none of which have expired as of March 31, 1999. The Local General Partners and/or their affiliates have agreed to fund development deficits through the break-even dates of each of the Local Partnerships. Such guarantees are defined in their respective agreements and generally there is no right of repayment to such Local General Partners. Amounts received under Development Deficit Guaranty from the developers of the properties purchased by the Partnership are treated as a reduction of the carrying value of the respective assets.

The Partnership has negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 1999, 1998 and 1997, the gross amounts of the Operating Deficit Guarantees aggregate ap-proximately $2,665,000, $1,848,000 and $1,008,000, respectively, none of which have expired as of March 31, 1999, 1998 and 1997. All current Operat-ing Deficit Guarantees expire within the next three years. As of March 31, 1999, nothing has been funded under the Operating Deficit Guaranty Agree-ments. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

In addition, one Local Partnership has a Rent-Up Guaranty Agreement, in which the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. The Local General Partner has agreed to fund the Rent-Up Guaranty through the break-even date. As of March 31, 1999, the gross amount of this Rent-Up Guaranty for the Local Partnership aggre-gated approximately $764,000 and it has not expired. There has not been any funding under this guaranty agreement. Amounts received under the guaranty will be treated as a reduction of the carrying value of the respective as-sets.

The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Part-nership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Partnership management fees owed to the General Partner amounting to approxi-mately $275,000 and $269,000 were accrued and unpaid as of March 31, 1999 and 1998, respectively.

The Partnership has invested or committed for investment approximately 80% of the net proceeds available for investment in ten Local Partnerships, of which all ten will generate tax credits in 1999. The Partnership does not antici-pate that it will acquire prior to the end of 1999 interests in any addi-tional Local Partnerships which will generate tax credits in 1999. Addition-ally, due to recent increases in market demand for investments in properties that are eligible to receive tax credits and limitations on the types of in-vestments which may be obtained by the Partnership the purchase price for in-terests in Local Partnerships which are qualified for purchase by the Part-nership have increased. As a result of these changes in market, management does not believe that the Partnership will be able to invest the proceeds available for investment in a manner which will enable the Partnership to achieve tax credits in the range of $140-150 for each $1,000 BAC each year in which the Partnership is receiving its full entitlement of tax credits.

Management is not aware of any trends or events, commitments or uncertain-ties, which have not otherwise been disclosed that will or are likely to im-pact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio will be diversi-fied by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remain-ing properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The tax credits will be attached to the project for a period of ten years, and will be transferable with the property during the remainder of such ten-year period. If the General Partner deter-mined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which potential increase in value is not included in the fi-nancial statement carrying amount.

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period inter-est and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and mainte-nance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is re-corded when management estimates amounts recoverable through future opera-tions and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is con-sidered to be impaired and the depreciated cost exceeds estimated fair value.

Through March 31, 1999, the Partnership has not recorded any loss on impair-ment of assets or reductions to estimated fair value.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years).

The net (loss) income for the 1998, 1997 and 1996 Fiscal Years totaled $(1,267,733), $(551,857) and $60,119, respectively.

The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a property when the credit period for such property commenced. Because of the time required for the acquisition, completion and rent-up of properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $2,659,921, $1,267,926 and $299,899 of Housing Tax Credits and no Historic Tax Credits during the 1998, 1997 and 1996 tax years, respectively.

As of March 31, 1999, 1998 and 1997, the Partnership had acquired an interest in ten, nine and six Local Partnerships, respectively, zero, zero and one of which was not consolidated, and is shown on the balance sheet, at cost, as property and equipment. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the years ended March 31, 1999, 1998 and 1997 consisted primarily of (1) approximately $597,000, $1,021,000 and $1,021,000 of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's in-vestment in ten, nine and five consolidated Local Partnerships, respectively.

During the year ended March 31, 1999, all categories of income and expenses increased except for other income and the results of operations are not com-parable due to the continued acquisition, construction and rent up of proper-ties and are not reflective of future operations of the Partnership due to uncompleted property construction and rent-up of properties. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in Local Partnerships. Other income decreased approximately $288,000 for the year ended March 31, 1999 as compared to the corresponding period in 1999 primarily due to a de-crease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships. For the years ended March 31, 1999, 1998 and 1997, four, two and two of the Partnership's ten, nine and five con-solidated properties, respectively, completed construction and were in vari-ous stages of rent up. In addition, three, three and one of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the years ended March 31, 1999, 1998 and 1997. As of the years ended March 31, 1999, 1998 and 1997, three, four and two of the Partnership's ten, nine and five consolidated properties, respec-tively, were still under construction and four, four and two of the proper-ties, respectively, had construction loans with a commitment for permanent financing.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate believes it has upgraded its computer information systems to be Year 2000 compliant. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after De-cember 31, 1999. The affiliate of the General Partner converted their finan-cial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs in-curred by the affiliate of the General Partner are not being charged to the Partnership. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to have
(i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluat-ing the potential adverse impact that could result from the failure of mate-rial service providers to be Year 2000 compliant. A detailed survey and as-sessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material serv-ice providers with which it interacts that they have addressed the Year 2000 issues and is evaluating these assurances for their adequacy and accuracy.
In cases where the Partnership has not received assurances from third par-ties, it is initiating further mail and/or phone correspondence. The Part-nership relies heavily on third parties and is vulnerable to the failures of third parties to address their Year 2000 issues. There can be no assurance given that the third parties will adequately address their Year 2000 issues.

Other

The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and own-ership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could in-crease vacancy levels and rental payment defaults and by increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regu-lations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government ap-proval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance pay-ments it has contracted to make; and that when the rental assistance con-tracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor. However, continued inflation should allow for appreciated values of the Local Partnerships' Apartment Complexes over a period of time as rental revenues and replacement costs continue to increase.

Item 8.	Financial Statements and Supplementary Data.
                                                                  		Sequential
                                                            		      Page
(a) 1.	Consolidated Financial Statements

	Independent Auditors' Report                                      	14

	Consolidated Balance Sheets at March 31, 1999 and 1998            	37

	Consolidated Statements of Operations for the Years Ended March
31, 1999, 1998 and 1997                                            	38

	Consolidated Statements of Changes in Partners' Capital (Defi-
cit) for the Years Ended March 31, 1999, 1998 and 1997	             39

	Consolidated Statements of Cash Flows for the Years Ended March
31, 1999, 1998 and 1997	                                            40

	Notes to Consolidated Financial Statements	                        42

INDEPENDENT AUDITORS' REPORT




To the Partners of
Independence Tax Credit Plus L.P. IV and Subsidiaries



We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) and Subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of opera-tions, changes in partners' capital and cash flows for the years ended March 31, 1999, 1998 and 1997 (the 1998, 1997 and 1996 fiscal years). These finan-
cial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for nine subsidiary partnerships (1998 fiscal year), eight subsidiary partnerships (1997 fiscal year) and five subsidiary partnerships (1996 fiscal year) whose losses aggre-gated $1,188,735, $902,970 and $537,931 for the years ended March 31, 1999,
1998 and 1997, respectively, and whose assets constituted 73% and 61% of consolidated assets at March 31, 1999 and 1998, respectively, presented in the accompanying consolidated financial statements. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.





/s/ Friedman Alpren & Green LLP
Friedman Alpren & Green LLP

New York, New York
June 4, 1999

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


ASSETS
                                 March 31,
                          1999                  1998
Property and
equipment -
at cost,
less accumulated
depreciation
(Notes 2 and 4)    $45,600,010    $33,487,474
Construction in
progress            12,796,728    9,294,984
Cash and cash
equivalents
(cost approximates
market)
(Notes 2 and 10)     3,438,165    9,811,741
Investments
available-for-sale
(Note 2)            14,050,000    17,000,000
Cash held in escrow
(Note 5)             1,640,145    2,454,311
Deferred costs,
less accumulated
amortization
(Notes 2 and 6)      1,572,468    1,555,982
Other assets           403,733         391,570

Total assets       $79,501,249    $73,996,062


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes
payable
(Note 7)           $18,782,185    $17,371,283
Construction loans payable
(Note 7)             9,426,195    7,468,689
Accounts payable and other
liabilities          3,180,637    4,069,053
Due to local general
partners and affiliates
(Note 8)             7,535,407    3,320,488
Due to general partner
and affiliates
(Note 8)               469,737         507,387

Total liabilities   39,394,161    32,736,900

Minority interest      851,877         736,218

Commitments and contingencies (Note 10)

Partners' capital (deficit):
Limited partners
(100,000 BACs authorized;
45,844 issued and
outstanding)
(Note 1)            39,270,192    40,525,248
General partner        (14,981)           (2,304)

Total partners'
capital (deficit)   39,255,211    40,522,944

Total liabilities and
partners' capital
(deficit)          $79,501,249    $73,996,062

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                       Year Ended March 31,
                         1999                  1998                  1997
Revenues
Rental income            $ 2,561,056    $ 1,493,628    $    716,694
Other income
(principally interest
on capital
contributions)               874,506     1,162,287     1,103,356

                           3,435,562     2,655,915     1,820,050

Expenses
General and
administrative               915,872    599,319    440,577
General and
administrative-
related parties
(Note 8)                     410,506    399,042    279,158
Repairs and
maintenance                  418,470    234,038    120,531
Operating and
other                        290,932    228,449    117,841
Taxes                        130,787    69,841    47,362
Insurance                    142,360    97,821    35,664
Interest                   1,015,611    780,824    376,338
Depreciation and
amortization               1,357,572        814,609        344,004

Total expenses             4,682,110     3,223,943     1,761,475

Net (loss) income
before minority
interest                  (1,246,548)    (568,028)    58,575

Minority interest
in (income) loss of
subsidiary
partnerships                 (21,185)         16,171           1,544

Net (loss) income        $(1,267,733)    $  (551,857)    $     60,119

Net (loss) income -
limited partners         $(1,255,056)    $  (546,338)    $     59,518

Weighted average
number of BACs
outstanding                   45,844         45,844         40,706

Net (loss) income
per weighted average
BAC                   $       (27.38)    $   (11.92)    $     1.46

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 1999, 1998 and 1997


                                         Limited    General
                           Total         Partners    Partner
Partners' capital -
April 1, 1996             $24,538,767    $24,536,153    $   2,614

Capital
contributions              18,511,000    18,511,000    0

Offering costs             (2,035,085)    (2,035,085)    0

Net income                     60,119           59,518          601

Partners' capital -
March 31, 1997             41,074,801    41,071,586    3,215

Net loss                     (551,857)       (546,338)      (5,519)

Partners' capital
(deficit) -
March 31, 1998             40,522,944    40,525,248    (2,304)

Net loss                   (1,267,733)     (1,255,056)    (12,677)

Partners' capital
(deficit) -
March 31, 1999            $39,255,211    $39,270,192    $(14,981)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Year Ended March 31,
                       1999                  1998                  1997

Cash flows from
operating activities:
Net (loss) income    $  (1,267,733)    $     (551,857)    $     60,119
Adjustments to
reconcile net (loss)
income to net
cash (used in)
provided by
operating activities:
Depreciation and
amortization             1,357,572    814,609    344,004
Minority interest in (income)
loss of subsidiary
partnerships               (21,185)    16,171    1,544
Increase in cash
held in escrow            (178,228)    (39,520)    (102,008)
Increase in other
assets                      (1,288)    (114,040)    (2,416)
(Decrease) increase in
accounts payable and other
liabilities             (1,004,522)    872,166    1,983,479
Increase in due from
local general partners
and affiliates              24,684    226,797    0
Decrease in due from
local general partners
and affiliates            (203,828)    (15,000)    (91,800)
(Decrease) increase
in due to
general partner and
affiliates                 (37,650)          294,686        197,432
Total
adjustments                (64,445)       2,055,869     2,330,235

Net cash (used in)
provided by
operating activities    (1,332,178)       1,504,012     2,390,354

Cash flows from
investing activities:
Acquisition of
property and
equipment               (6,863,569)    (8,699,373)    (11,942,399)
Increase in construction
in progress             (9,949,738)    (10,565,714)    (5,157,862)
Decrease (increase) in
cash held in escrow        992,394    (1,548,895)    2,236,112
Increase in other assets   (10,875)    (15,000)    0
Increase in accounts
payable and other
liabilities                116,106    665,450    441,874
Increase in due to
local general partners
and affiliates           4,864,498    1,450,115    1,362,711
Decrease in due to
local general partners
and affiliates            (470,435)    (941,390)    (895,987)
Decrease (increase) in
investments
available-for-sale       2,950,000    (800,000)    (4,697,588)
Increase in
deferred costs             (36,660)            0      (1,177,599)

Net cash used in
investing activities    (8,408,279)    (20,454,807)    (19,830,738)

Cash flows from
financing activities:
Proceeds from
mortgage notes        $  1,492,455    $  8,187,439    $  9,247,947
Repayments of
mortgage notes             (81,553)    (42,346)    (21,757)
Proceeds from
construction loans       5,004,863    5,957,776    1,750,928
Repayments of
construction loans      (3,047,357)    (2,279,189)    0
Increase in
offering costs                   0    0    (2,035,085)
Increase in due to
general partner
and affiliates                   0    0    (273,330)
Capital contributions
received                         0    0    18,511,000
Increase in deferred
costs                      (43,897)    (304,279)    (121,384)
Increase (decrease)
in capitalization of
consolidated subsidiaries
attributable to
minority interest           42,370         181,971      (1,041,603)

Net cash provided by
financing activities     3,366,881    11,701,372    26,016,716

Net (decrease)
increase in
cash and cash
equivalents             (6,373,576)    (7,249,423)    8,576,332

Cash and cash
equivalents at
beginning of year        9,811,741    17,061,164      8,484,832

Cash and cash
equivalents at
end of year           $  3,438,165    $  9,811,741    $ 17,061,164

Supplemental
disclosure of cash flow
information:
Cash paid during the year
for interest         $     706,423    $     481,162    $    252,490

Supplemental disclosures of noncash
investing and financing activities:

Development fees due to local general
partners and affiliates capitalized to
property and equipment    $      0    $  1,335,161    $    577,894

Property and equipment reclassified from
construction in progress    $6,447,994    $  2,281,098    $4,147,494

Capitalization of deferred
acquisition costs         $      0    $     896,176    $   804,197

Increase in property and
equipment due to
the purchase of minority
interest              $     94,474    $  1,257,054    $       0

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999

NOTE 1 - General


Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) (the "Partnership") was organized on February 22, 1995 and commenced a public of-fering on July 6, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Part-ner").

The Partnership's business is to invest in other partnerships ("Local Part-nerships," "subsidiaries" or "subsidiary partnerships") owning apartment com-plexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits").

As of March 31, 1999, the Partnership has acquired limited partnership inter-ests in ten subsidiary partnerships, all of which have been consolidated.
The Partnership anticipates acquiring limited partnership interests in addi-tional subsidiary partnerships in the future. The Partnership's investments in Local Partnerships represent from 98.99% to 99.89% interests, except for one investment which is a 58.12% interest.

As of March 31, 1999, the Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. The solici-tation for the subscription of BAC's was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996. As of March 31, 1999, the Partnership had raised a total of $45,844,000 representing 45,844 BACs.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial reporting purposes, the Partnership's fiscal year ends on March
31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted ac-counting principles.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and ten, nine and five subsidiary partnerships for the years ended March 31, 1999, 1998 and 1997, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on be-half of the Partnership, to remove the general partner of the subsidiary lo-cal partnerships and to approve certain major operating and financial deci-sions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of the consolidated subsidiaries attributable to minority interests arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority inter-ests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $23,000, $89,000 and $203,000 for the years ended March 31, 1999, 1998 and 1997, respectively. The Partnership's invest-ment in each subsidiary is equal to the respective subsidiary's partners' eq-uity less minority interest capital, if any. In consolidation, all subsidi-ary partnership losses are included in the Partnership's capital account ex-cept for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and invest-ments in short-term highly liquid investments purchased with original maturi-ties of three months or less.

d)  Investments Available-For-Sale

At inception, the Partnership adopted the provisions of the Financial Ac-counting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 1999 and 1998, the Partnership has classified its securities as available for sale.

Available-for-sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of partners' capital until real-ized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

At March 31, 1999 and 1998, the Partnership's investments classified as in-vestments available-for-sale are carried at cost which approximates fair mar-ket value, have maturities of less than one year and consists of municipal bonds and municipal bond instruments. As further clarification, the maturi-ties of the investments are approximately one month and therefore there are no material unrealized gains or losses.

e)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period inter-est and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and mainte-nance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is re-corded when management estimates amounts recoverable through future opera-tions and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is con-sidered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 1999.

Through March 31, 1999, the Partnership has not recorded any loss on impair-ment of assets or reductions to estimated fair value.

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

g)  Organization and Offering Costs

Costs incurred to organize the Partnership, including but not limited to le-gal, accounting and registration fees, are considered deferred organization expenses. These costs are capitalized and are being amortized over a 60-month period. Costs incurred in connection with obtaining permanent mortgage financing are amortized over the lives of the related mortgage notes. Costs incurred to sell BACs, including brokerage fees and the nonaccountable ex-pense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

Pursuant to the provisions of Statement of Position No. 98-5, "Reporting on the Cost of Start-Up Activities", issued by the American Institute of Certi-fied Public Accountants, the balance of the unamortized organization costs of approximately $121,000 at March 31, 1999 will be expensed in the year ending March 31, 2000.

h)  Deferred Acquisition Costs

Acquisition costs and fees incurred in connection with the proposed purchase of interests in certain subsidiary partnerships have been deferred. In the event these partnerships are acquired, these amounts will be capitalized as property costs. If the subsidiary partnerships are not acquired, these amounts will be charged to operations.

i)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when infor-mation becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the fi-nancial statements and the amount of loss can be reasonably estimated.

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

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:
                 March 31, 1999               March 31, 1998
                 Carrying                     Carrying
                 Amount       Fair Value      Amount       Fair Value
Mortgage notes payable for
  which it is:
Practicable to
estimate fair
value            $14,752,354    $14,752,354    $11,106,260    $11,106,260
Not practicable  $ 4,029,831    (a)              6,265,023    (a)

Construction
loans payable
  for which it is:

Practicable to
estimate fair
value              5,244,439    5,244,439        6,478,272    6,478,272
Not practicable    4,181,756    (a)                990,417    (a)

(a) Management believes it is not practicable to estimate the fair value of the mortgage notes and construction loans payable because mortgage programs with similar characteristics are not currently available to the partnerships.

The carrying amount of other assets and liabilities reported on the consoli-dated balance sheets that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:
                                                         Estimated
                        March 31,                        Useful Lives
                1999                 1998                (Years)
Land                 $  3,082,403    $  3,061,463
Building and
improvements           44,438,298    31,024,804    27.5
Furniture and
fixtures                  507,109         535,506    5-7

                       48,027,810    34,621,773
Less:  Accumulated
depreciation           (2,427,800)     (1,134,299)

                      $45,600,010    $33,487,474

Included in property and equipment at March 31, 1999 and 1998, was $1,770,677 of acquisition fees paid to the General Partner and $708,031 and $489,984, respectively, of third party acquisition expenses. In addition, as of March 31, 1999 and 1998, building and improvements and construction in progress in-cludes $139,600 and $183,190, respectively, of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary part-nerships have incurred developer's fees of $3,012,784 and $2,434,242 to the local general partners and affiliates as of March 31, 1999 and 1998, respec-tively. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 1999, 1998 and 1997 amounted to $1,293,501, $783,253 and $328,095, respectively.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:
                                 March 31,
                           1999                 1998
Purchase price
payments*              $1,320,389    $2,312,783
Real estate taxes,
insurance and other       319,756       141,528

                       $1,640,145    $2,454,311

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:
                                March 31,
                        1999                 1998                Period
Financing costs         $   413,215    $  398,376    *
Deferred acquisition
costs                     1,054,332    1,017,672    **
Organization costs          222,178      193,120    60 months
                          1,689,725    1,609,168
Less:  Accumulated
amortization               (117,257)       (53,186)

                         $1,572,468    $1,555,982

*Over the life of the related mortgage note.

**Will be capitalized as part of the cost of future acquisitions or charged to operations.

Amortization expense for the years ended March 31, 1999, 1998 and 1997 amounted to $64,071, $31,356 and $15,909, respectively.

NOTE 7 - Mortgage and Construction Loans Payable

The mortgage and construction loans are payable in aggregate monthly install-ments of approximately $55,000 including principal and interest with rates varying from 0% to 9.36% per annum and have maturity dates ranging from 2004 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents and leases, and are without further recourse.

Annual principal payment on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

Fiscal Year        Amount

1999        $    110,833
2000             119,467
2001             128,824
2002             139,410
2003             151,249
Thereafter    18,132,402

             $18,782,185

The mortgage agreements generally require monthly deposits to replacement re-serves and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

As of December 31, 1998 and 1997, four and three subsidiary partnerships, re-spectively, have construction loan commitments totaling approximately $12,561,000 and $9,833,000, respectively, with outstanding balances of ap-proximately $9,426,000 and $7,469,000, respectively.

NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro-rata share of profits, losses and tax credits.

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1999, 1998 and 1997 are as follows:

A)  Acquisition Fees

The General Partner is entitled to an acquisition fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting in the selection and evaluation of Local Part-nerships, in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnerships acquisitions. As of both March 31, 1999 and 1998, $2,750,640 of such costs have been incurred, of which $1,770,677 have been capitalized. The balance is included in deferred costs.

B)  Public Offering Costs

Costs incurred to organize the Partnership and certain costs of offering the BACs including but not limited to legal, accounting, and registration fees are considered organization and offering costs. Related Equities Corpora-tion, the Dealer Manager and an affiliate of the General Partner, is entitled to a nonaccountable organization and offering expense allowance equal to 2.5% of Gross Proceeds, in consideration of which it is obligated to pay all such expenses up to the amount of such allowance. The Partnership is obligated to pay all such expenses that are in excess of 2.5% of Gross Proceeds and up to 3.5% of Gross Proceeds. The Dealer Manager is responsible for all such ex-penses in excess of 3.5% of Gross Proceeds. The selling commissions and a nonaccountable marketing expense allowance are considered offering costs. These costs are charged directly to limited partners' capital. As of both March 31, 1999 and 1998, offering costs totaled $1,554,540, and along with selling commissions (see Note 8C) are charged directly to limited partners' capital.

C)  Selling Commissions and Fees

The Partnership has paid up to 7.5% of the aggregate purchase price of BACs sold, without regard to quantity discounts, to Related Equities Corporation. To the extent other broker/dealers sold the interests, such amounts were fully reallocated to the other broker/dealers. As of March 31, 1999 and 1998, $3,437,175 was paid or incurred to Related Equities Corporation and then fully reallocated to other unaffiliated broker/dealers.

D)  Guarantees

The Partnership has negotiated Development Deficit Guaranty Agreements with the development stage Local Partnerships in which it has invested, none of which have expired as of March 31, 1999. The Local General Partners and/or their affiliates have agreed to fund development deficits through the break-even dates of each of the Local Partnerships. Such guarantees are defined in their respective agreements and generally there is no right of repayment to such Local General Partners. Amounts received under Development Deficit Guaranty from the developers of the properties purchased by the Partnership are treated as a reduction of the carrying value of the respective assets.

The Partnership has negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 1999, 1998 and 1997, the gross amounts of the Operating Deficit Guarantees aggregate ap-proximately $2,665,000, $1,848,000 and $1,008,000, respectively, none of which have expired as of March 31, 1999, 1998 and 1997. All current Operat-ing Deficit Guarantees expire within the next three years. As of March 31, 1999, $0 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

In addition, one Local Partnership has a Rent-Up Guaranty Agreement, in which the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. The Local General Partner has agreed to fund the Rent-Up Guaranty through the break-even date. As of March 31, 1999, the gross amount of this Rent-Up Guaranty for the Local Partnership aggre-gated approximately $764,000 and it has not expired. There has not been any funding under this guaranty agreement. Amounts received under the guaranty will be treated as a reduction of the carrying value of the respective asset.

The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Part-nership's interest in the Local Partnerships and to provide incentives to the Local General Partners to generate positive cash flow.

E)  Related Party Expenses

Expenses incurred to related parties for the years ended March 31, 1999, 1998 and 1997 were as follows:
                                       Year Ended March 31,
                          1999                  1998                  1997
Partnership management
fees (a)                 $ 277,478    $268,233    $ 164,433
Expense reimburse-
ments (b)                   83,667    98,985    98,302
Local administrative
fees (d)                    19,000       5,000       5,000

Total general and administrative-
General Partner            380,145     372,218   267,735

Property management
fees incurred
to affiliates of the
subsidiary partnerships'
general partners (c)        30,361    26,824    11,423

Total general and
administrative-
related
parties                  $ 410,506    $ 399,042    $ 279,158

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual lo-cal administrative fees will not exceed a maximum of 0.5% per annum of in-vested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Un-paid partnership management fees for any year will be accrued without inter-est and will be payable only to the extent of available funds after the Part-nership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not previously paid out of cash flow). Part-nership management fees owed to the General Partner amounting to approxi-mately $275,000 and $269,000 were accrued and unpaid as of March 31, 1999 and 1998, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An-other affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the sub-sidiary partnerships' performance.

(c) Property management fees incurred by the Local Partnerships amounted to $177,091, $80,213 and $38,231 for the years ended March 31, 1999, 1998 and
1997, respectively. Of these fees, $30,361, $26,824 and $11,423 was incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

F)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:
                                 March 31,
                          1999                  1998
Development fee
payable                $2,478,167    $1,335,161
Operating
advances                  145,895    0
General partner
loan payable                4,000    4,000
General partner
loan receivable          (240,000)    (15,000)
Construction
advances                  552,964    366,638
Construction costs
payable                 4,516,430    1,498,692
Management and
other fees                 77,951       130,997

                       $7,535,407    $3,320,488

NOTE 9 - Income Taxes

A reconciliation of the financial statement net (loss) income to the income tax loss for the Partnership and its consolidated subsidiaries follows:
                                      Year Ended December 31,
                         1998                  1997                  1996
Financial statement net
(loss) income           $(1,267,733)  $(551,857)    $60,119

Differences between depreciation
and amortization expense for
financial reporting purposes
and the accelerated cost
recovery system utilized
for income tax
purposes                   (113,752)    1,070    6,517

Differences resulting from
parent company having a
different fiscal year for
income tax and financial reporting
purposes                    (41,671)    (137,249)    41,357

Tax exempt interest
income                     (666,301)    (1,052,987)    (912,629)

Other, including accruals
for financial reporting
purposes not deductible
for income tax purposes until
paid                         77,968        462,725        169,367

Net loss as shown
on the income tax
returns                 $(2,011,489)  $(1,278,298) $(635,269)

NOTE 10 - Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation for up to $100,000. At March 31, 1999, uninsured cash and cash equivalents approximated $2,533,000.

b)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however the Part-nership intends to purchase additional properties which will diversify its portfolio.

The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a property when the credit period for such property com-mences. Because of the time required for the acquisition, completion and rent-up of properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Hous-ing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $2,659,921, $1,267,926 and $299,899 of Housing Tax Credits and no Historic Tax Credits during the 1998, 1997 and 1996 tax years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Fi-nancial Disclosure.

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

Name	                 Position

Stephen M. Ross	      Director and President of RCMP

J. Michael Fried	     President and Member of RILLC

Andrew D. Augenblick	 Director and Executive Vice President of RCMP

Michael J. Wechsler	  Director and Executive Vice President of RCMP

Alan P. Hirmes	       Senior Vice President and Member of RILLC

Stuart J. Boesky	     Vice President and Member of RILLC

Marc D. Schnitzer	    Vice President of RILLC

Glenn F. Hopps	       Treasurer of RILLC

Teresa Wicelinski	    Secretary of RILLC

STEPHEN M. ROSS, 59, is a Director of RILLC. Mr. Ross is also President, Di-rector and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Compa-nies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

J. MICHAEL FRIED, 55, is President of RILLC. Mr. Fried is the sole share-holder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the RILLC. In that capac-ity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island Univer-sity Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ANDREW D. AUGENBLICK, 38, is a Director and Executive Vice President of RCMP. Mr. Augenblick is also an Executive Vice President of The Related Companies, L.P. Prior to joining Related in 1985, he was with McKinsey & Company. Mr. Augenblick graduated from Dartmouth College when he received a Bachelor of Arts Degree and from the Harvard Graduate School of Business Administration when he received a Masters degree in Business Administration.

MICHAEL J. WECHSLER, 60, is a Director and Executive Vice President of RCMP. Mr. Wechsler joined the predecessor of The Related Companies, L.P. in 1987 as Chief Operating Officer and Executive Vice President and is the Chief Operat-ing Officer and Executive Vice President of the Related Realty Group, Inc. Prior to that, he was Senior Vice President and a Managing Director of the Real Estate Division of Chemical Bank with overall responsibility for admini-stration and lending activities of the Division in 25 states and New York City. He supervised a diversified portfolio of construction and real estate loans of over $3.5 billion. Mr. Wechsler attended the Massachusetts Insti-tute of Technology when he received a Bachelor of Science degree in Civil En-gineering and received his Masters in Business Administration from the Har-vard Graduate School of Business Administration.

ALAN P. HIRMES, 44, is a Senior Vice President of RILLC. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Re-lated in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 43, is a Vice President of RILLC. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Roth-stein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Rich-ard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the ac-counting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 38, is a Vice President of RILLC. He is responsible both for financial restructurings of real estate properties and directing Re-lated's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Re-lated in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

GLENN F. HOPPS, 36, is Treasurer of RILLC. Prior to joining Related in De-cember, 1990, Mr. Hopps was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 33, is Secretary of RILLC. Prior to joining Related in June 1992, Ms. Wicelinski was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.


Item 11.  Executive Compensation.

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to members or of-ficers of the General Partner for their services. However, under the terms of the Partnership Agreement, the Partnership has entered into certain ar-rangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such ar-rangements include (but are not limited to) agreements to pay nonrecurring Acquisition Fees, a nonaccountable Acquisition Expense allowance, an account-able expense reimbursement and Subordinated Disposition Fees to the General Partner and/or its affiliates. In addition, the General Partner is entitled to a subordinated interest in Cash from Sales or Financings and a 1% interest in Net Income, Net Loss, Distributions of Adjusted Cash from Operations and Cash from Sales or Financings. Certain members and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by refer-ence.

Tabular information concerning salaries, bonuses and other types of compensa-tion payable to executive officers has not been included in this annual re-port. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partner and/or its affiliates is lim-ited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
                  Name and address of     Amount and Nature of    Percentage
Title of Class    Beneficial Ownership    Beneficial Ownership      of Class
General Partnership     Related Independence    $1,000 capital    100%
Interest in the         L.L.C.                  contribution
Partnership             625 Madison Avenue      -directly owned
                        New York, NY  10022

Independence SLP IV L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in the Local Partnerships. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by ref-erence thereto.

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Inter-ests and/or BACs; and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of June 18, 1999 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and execu-tive officer of the General Partner of RCMP and (iii) the directors and ex-ecutive officers of the General Partners of RCMP as a group. Unless other-wise noted, all BACs are owned directly with sole voting and dispositive pow-ers.

                                    Amount and Nature of    Percentage
Name of Beneficial Owner (1)        Beneficial Ownership      of Class

Lehigh Tax Credit Partners, Inc.    2,868.06(2)       6.3%
J. Michael Fried                    2,868.06(2)(3)    6.3%
Andrew D. Augenblick                --    --
Michael J. Wechsler                 --    --
Alan P. Hirmes                      2,868.06(2)(3)    6.3%
Stuart J. Boesky                    2,868.06(2)(3)    6.3%
Stephen M. Ross                     2,868.06(2)(3)    6.3%
Marc D. Schnitzer                   2,868.06(2)(3)    6.3%
Glenn F. Hopps                      --    --
Teresa Wicelinski                   --    --

All directors and executive
officers of the general partner
of the Related General Partner as
a group (nine persons)              2,868.06(2)(3)    6.3%

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. ("Lehigh III") and Lehigh Tax Credit Partners, Inc. (the "Managing Member") on January 25, 1999 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated October 6, 1998 among the Partnership, Lehigh III and Related Independence Associates IV L.P. ("RIA") (the "Standstill Agreement"), Lehigh III agreed that, prior to Octo-ber 6, 2008 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates not to (i) seek to propose to enter into, directly or in-directly, any merger, consolidation, business combination, sale or acquisi-tion of assets, liquidation, dissolution or other similar transaction involv-ing the Partnership, (ii) form, join or otherwise participate in a "group" (within the meaning of Section 13(d)(3) of the Act) with respect to any vot-ing securities of the Partnership, except that those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (iii) disclose in writing to any third party any intention, plan or arrangement in-consistent with the terms of the Standstill Agreement, or (iv) loan money to, advise, assist or encourage any person in connection with any action incon-sistent with the terms of the Standstill Agreement, Lehigh III also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh is entitled to vote its BACs as it determines with regard to any proposal (i) to remove RIA as a general partner of the Partner-ship or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of RIA or its affiliates. The discussion herein of the Standstill Agreement is subject to and qualified in its entirety by reference to such agreement, a copy of which is attached hereto as an exhibit and incorporated herein by reference. The addresses of each of the Partner-ship, Lehigh III and RIA is 625 Madison Avenue, New York, New York 10022.

(3) Each such party serves as a director and executive officer of the Manag-ing Member and owns an equity interest therein.

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

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                  		Sequential
	                                                            	      Page

(a) 1.	Financial Statements

	Independent Auditors' Report                                      	14

	Consolidated Balance Sheets at March 31, 1999 and 1998            	37

	Consolidated Statements of Operations for the Years Ended March
31, 1999, 1998 and 1997                                            	38

	Consolidated Statements of Changes in Partners' Capital (Difi-
cit) for the Years Ended March 31, 1999, 1998 and 1997             	39

	Consolidated Statements of Cash Flows for the Years Ended March
31, 1999, 1998 and 1997                                            	40

	Notes to Consolidated Financial Statements                        	42

(a) 2.	Consolidated Financial Statement Schedules

	Independent Auditors' Report                                      	64

	Schedule I - Condensed Financial Information of Registrant        	65

	Schedule III - Real Estate and Accumulated Depreciation           	68

	All other schedules have been omitted because they are not re-quired or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	Agreement of Limited Partnership of Independence Tax Credit
Plus L.P. IV as adopted on February 22, 1995*

(3B)	Form of Amended and Restated Agreement of Limited Partnership
of Independence Tax Credit Plus L.P. IV, attached to the Pro-spectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit
Plus L.P. IV as filed on February 22, 1995*

(10A)	Form of Subscription Agreement attached to the Prospectus as
Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. IV and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partner-
ship's acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership
of Local Partnerships*

(21)	Subsidiaries of the Registrant                                 	61

(27)	Financial Data Schedule (filed herewith)                       	71

	*Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration
Statement on Form S-11 {Registration No. 33-89968}

	**Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration
Statement on Form S-11 {Registration No. 33-89968}

(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the quarter.


Item 14.	Exhibits, Financial Statement
Schedules, and Reports on Form 8-K. (continued)

                                           		   Jurisdiction
(c)	Subsidiaries of the Registrant (Exhibit 21)	of Organization

BX-8A Team Associates, L.P.                    	NY
Westminster Park Plaza                         	CA
Fawcett Street Limited Partnership             	WA
Figueroa Senior Housing Limited Partnership    	CA
NNPHI Senior Housing Limited Partnership       	CA
Belmont/McBride Apartments Limited Partnership 	NJ
New Zion Apartments Limited Partnership        	LA
Bakery Village Urban Renewal Associates, L.P.  	NJ
Sojourner Douglass, L.P.                       	NJ
Marlton Housing Partnership, L.P.              	PA


(d)	Not applicable

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)



	By:	RELATED INDEPENDENCE L.L.C.,
		a General Partner



Date:  June 24, 1999		By:	/s/ J. Michael Fried
                       			J. Michael Fried
                       			President and Member
                       			(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this re-port has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated:


Signature                    	Title	                                   Date

                        	President and Chief Executive Officer
                        	Director and President of RCMP, Inc.,
                        	the general partner of Related
/s/ Stephen M. Ross     	General II L.P., a Member of Related
Stephen M. Ross	         Independence L.L.C.                  	June 24, 1999



                        	Director and Executive Vice President
                        	of RCMP, Inc., the general partner of
/s/ Andrew D. Augenblick	Related General II L.P., a Member of
Andrew D. Augenblick	    Related Independence L.L.C.          	June 24, 1999



                        	Director and Executive Vice President
                        	of RCMP, Inc., the general partner of
/s/ Michael J. Wechsler 	Related General II L.P., a Member of
Michael J. Wechsler     	Related Independence L.L.C.	          June 24, 1999



                        	President and Member of
/s/ J. Michael Fried	    Related Independence
J. Michael Fried	L.L.C.  (principal executive officer)        	June 24, 1999



                        	Senior Vice President and
/s/ Alan P. Hirmes      	Member of Related Independence
Alan P. Hirmes          	L.L.C. (principal financial officer) 	June 24, 1999



/s/ Stuart J. Boesky	    Vice President and Member of
Stuart J. Boesky	        Related Independence L.L.C.	          June 24, 1999



/s/ Glenn F. Hopps	      Treasurer of Related Independence
Glenn F. Hopps	          L.L.C. (principal accounting officer)	June 24, 1999

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES




To the Partners of
Independence Tax Credit Plus L.P. IV and Subsidiaries



In connection with our audits of the consolidated financial statements of In-dependence Tax Credit Plus L.P. IV and Subsidiaries included in the Form 10-K as presented in our opinion dated June 4, 1999, which is based in part on the reports of other auditors, we have also audited supporting Schedule I as of March 31, 1999 and 1998 and for the years ended March 31, 1999, 1998 and 1997 and Schedule III as of March 31, 1999 and for the years ended March 31, 1999, 1998 and 1997. In our opinion, based on our audits and the reports of the other auditors, these schedules present fairly, when read in conjunction with the related financial statements, the financial data required to be set forth therein.





/s/ Friedman Alpren & Green LLP
Friedman Alpren & Green LLP

New York, New York
June 4, 1999

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)


CONDENSED BALANCE SHEETS


ASSETS
                                 March 31,
                          1999                  1998
Cash and cash
equivalents             $  1,663,353    $  5,538,587
Investments
available for sale        14,050,000    17,000,000
Investment in subsidiary
partnerships              20,252,787    14,814,511
Cash held in escrow        1,320,389    2,312,783
Other assets               2,238,142      1,156,223

Total assets             $39,524,671    $40,822,104


LIABILITIES AND PARTNERS' CAPITAL


Due to general partner
and affiliates        $     255,467    $     296,317
Other liabilities            13,993           2,843

Total liabilities           269,460    299,160

Partners' capital        39,255,211    40,522,944

Total liabilities and
partners' capital       $39,524,671    $40,822,104

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS


                                     Year Ended March 31,
                         1999                  1998                  1997
Revenues

Interest income         $    596,606    $1,020,860    $1,052,299

Expenses

Administrative and
management                   119,837    175,712    177,612
Administrative and
management-
related parties              374,452    367,218    262,735
Amortization                  10,000          10,000         10,000

Total expenses               504,289        552,930       450,347

Income from operations        92,317    467,930    601,952

Equity in loss of
subsidiary
partnerships              (1,360,050)    (1,019,787)      (541,833)

Net (loss) income        $(1,267,733)    $  (551,857)    $     60,119

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF CASH FLOWS
                                       Year Ended March 31,
                           1999                  1998                  1997
Cash flows from
operating activities:

Net (loss) income           $(1,267,733)    $   (551,857)    $      60,119
Adjustments to
reconcile net (loss) income to
net cash (used in)
provided by operating activities:

Amortization                     10,000    10,000    10,000
Equity in loss of
subsidiary
partnerships                  1,360,050    1,019,787    541,833
(Increase) decrease in
other assets                 (1,081,919)    897,854    (281,195)
Increase (decrease)
in liabilities:
Due to general partner
and affiliates                  (40,850)    93,616    (80,898)
Other liabilities                11,150        (961)          490

Total adjustments               258,431     2,020,296      190,230

Net cash (used in)
provided by
operating activities         (1,009,302)       1,468,439         250,349

Cash flows from
investing activities:

Decrease (increase) in
investments available
for sale                      2,950,000    (800,000)    (4,697,588)
Decrease (increase) in
cash held in escrow             992,394    (1,548,895)    2,236,112
Investments in
subsidiary
partnerships                 (6,808,326)      (8,543,660)      (7,757,038)

Net cash used in
investing activities         (2,865,932)    (10,892,555)    (10,218,514)

Cash flows from
financing activities:

Capital contributions
received                              0    0    18,511,000
Offering costs                        0    0    (2,035,085)
Decrease in due to
local general partners
and affiliates                        0           0      (29,879)

Net cash provided by
financing activities                  0           0    16,446,036

Net (decrease) increase
in cash and cash
equivalents                  (3,875,234)    (9,424,116)    6,477,871

Cash and cash equivalents,
beginning of year             5,538,587    14,962,703      8,484,832

Cash and cash equivalents,
end of year                 $ 1,663,353    $  5,538,587    $14,962,703

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 1999
                                           Initial Cost to Partnership
                                                  Buildings and
Description                 Encumbrances   Land   Improvements
Apartment Complexes

BX-8A Team Associates, L.P.  $  2,039,174  $       5,467  $2,667,819
Bronx, NY
Westminster Park Plaza          8,020,174  1,197,697  8,093,774
Los Angeles, CA
Fawcett Street
Limited Partnership             2,052,479  390,654  4,247,465
Tacoma, WA
Figueroa Senior Housing
Limited Partnership             2,824,398  279,000  4,978,250
Los Angeles, CA
NNPHI Senior Housing
Limited Partnership             3,887,194  709,657  6,135,419
Los Angeles, CA
Belmont/McBride
Apartments                      2,059,427  154,934  5,627,693
Limited Partnership
Paterson, NJ
Sojourner
Douglass, L.P.                  1,977,352  141,297  2,573,950
Paterson, NJ
New Zion
Apartments
Limited Partnership             1,166,426  20,000  2,688,770
Shreveport, LA
Bakery Village
Urban Renewal                   4,071,345  50,000  3,638,980
Associates, L.P.
Montclair, NJ
Marlton Housing
Partnership, L.P.                 110,411  2,648  23,829
Philadelphia, PA

                              $28,208,380  $2,951,354  $40,675,949



            Cost Capitalized
              Subsequent to   Gross Amount at which Carried At Close of Period
              Acquisition:                 Buildings and
Description   Improvements       Land      Improvements      Total
Apartment Complexes

BX-8A Team
Associates, L.P.  $   (4,095)  $     10,965  $  2,658,226  $  2,669,191
Bronx, NY
Westminster Park
Plaza              1,894,351  1,291,813  9,894,009  11,185,822
Los Angeles, CA
Fawcett Street
Limited Partnership  104,696  395,770  4,347,045  4,742,815
Tacoma, WA
Figueroa Senior Housing
Limited Partnership  340,545  290,764  5,307,031  5,597,795
Los Angeles, CA
NNPHI Senior Housing
Limited Partnership  107,063  714,774  6,237,365  6,952,139
Los Angeles, CA
Belmont/McBride
Apartments         1,810,961  157,020  7,436,568  7,593,588
Limited Partnership
Paterson, NJ
Sojourner
Douglass, L.P.        41,728  143,383  2,613,592  2,756,975
Paterson, NJ
New Zion Apartments
Limited Partnership   41,728  22,086  2,728,412  2,750,498
Shreveport, LA
Bakery Village
Urban Renewal         41,728  52,086  3,678,622  3,730,708
Associates, L.P.
Montclair, NJ
Marlton Housing
Partnership, L.P.     21,802  3,742  44,537  48,279
Philadelphia, PA

                  $4,400,507  $3,082,403  $44,945,407  $48,027,810


                                                              Life on which
                                                              Depreciation in
                                    Year of                   Latest Income
                     Accumulated    Construction/   Date      Statements are
Description          Depreciation   Renovation    Acquired    Computed(a)
Apartment Complexes

BX-8A Team Associates, L.P.  $   298,523  1995-96  Oct. 1995  27.5
years
Bronx, NY
Westminster Park Plaza           748,678  1996-97  June 1996  27.5 years
Los Angeles, CA
Fawcett Street
Limited Partnership              376,947  1996-97  June 1996  27.5 years
Tacoma, WA
Figueroa Senior Housing
Limited Partnership              184,353  1996-97  Nov. 1996  27.5 years
Los Angeles, CA
NNPHI Senior Housing
Limited Partnership              213,974  1996-97  Dec. 1996  27.5 years
Los Angeles, CA
Belmont/McBride
Apartments                       246,214  1997-98  Jan. 1997  27.5 years
Limited Partnership
Paterson, NJ
Sojourner
Douglass, L.P.                   179,970  1997-98  Feb. 1997  27.5 years
Paterson, NJ
New Zion Apartments
Limited Partnership              144,405  1997-98  Oct. 1997  27.5 years
Shreveport, LA
Bakery Village
Urban Renewal                     32,664  1997-98  Dec. 1997  27.5 years
Associates, L.P.
Montclair, NJ
Marlton Housing
Partnership, L.P.                  2,072  1998-99  May 1998  27.5 years
Philadelphia, PA

                              $2,427,800

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partner-ship date of acquisition.

Cost of Property and Equipment
Year Ended March 31,
                                   1999            1998             1997
Balance at beginning of year    $34,621,773  $20,152,911  $  2,680,927
Additions during year:
Land, building and improvements  13,406,037  14,468,862  17,471,984
Depreciation expense
Balance at close of year        $48,027,810  $34,621,773  $20,152,911


Accumulated Depreciation
Year Ended March 31,
                                1999             1998             1997
Balance at beginning of year     $1,134,299  $    351,046  $     22,951
Additions during year:
Land, building and improvements
Depreciation expense              1,293,501     783,253   328,095
Balance at close of year         $2,427,800  $1,134,299  $ 351,046


At the time the Local Partnerships were acquired by Independence Tax
Credit Plus L.P. IV, the entire purchase price paid by Independence
Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.