Form 10-Q
period 1999-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1999-08-05
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

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
Consolidated Balance Sheets
(Unaudited)

                                         June 30,              March 31,
                                          1999                   1999

ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $2,761,090 and $2,427,800,
  respectively                         $61,967,129            $45,600,010
Construction in progress                 2,320,199             12,796,728
Cash and cash equivalents                2,249,829              3,438,165
Investments available for sale          11,600,000             14,050,000
Cash held in escrow                      1,923,663              1,640,145
Deferred costs, net of accumulated
  amortization
  of $275,418 and $117,257,
  respectively                           1,625,826              1,572,468
Other assets                               412,037                403,733
Total assets                           $82,098,683            $79,501,249

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
Mortgage notes payable                 $21,260,666            $18,782,185
Construction loans payable               8,913,889              9,426,195
Accounts payable and other
  liabilities                            3,887,091              3,180,637
Due to local general
  partners and
  affiliates                             7,741,482              7,535,407
Due to general partner
  and affiliates                           641,788                469,737
Total liabilities                       42,444,916             39,394,161

Minority interest                          847,357                851,877
Partners' capital (deficit):
Limited partners (45,844 BACs
  issued and outstanding)               38,825,879             39,270,192
General partner                            (19,469)               (14,981)
Total partners' capital (deficit)       38,806,410             39,255,211
Total liabilities and partners'
  capital (deficit)                    $82,098,683            $79,501,249

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                             Three Months Ended
                                                   June 30,
                                           1999                  1998

Revenues
Rental income                          $   804,919            $   505,970
Other income (principally interest
  on capital contributions)                149,380                216,587
Total revenues                             954,299                722,557

Expenses
General and administrative                 253,193                204,335
General and administrative-
  related parties (Note 2)                 131,785                117,223
Repairs and maintenance                    132,889                 62,634
Operating                                   79,915                 54,455
Taxes                                       18,767                 25,696
Insurance                                   37,771                 35,792
Interest                                   261,849                200,429
Depreciation and amortization              358,931                246,284
Total expenses                           1,275,100                946,848

Loss before minority interest and
  extraordinary item                      (320,801)              (224,291)
Minority interest in loss (income) of
  subsidiary partnerships                    4,520                 (5,775)

Loss before extraordinary item            (316,281)              (230,066)
Extraordinary item-cumulative effect
  of a change in accounting principle -
  amortization of organization costs      (132,520)                     0

Net loss                               $  (448,801)           $  (230,066)

Limited Partners Share:
Loss before extraordinary item         $  (313,118)           $  (227,765)
Extraordinary item                        (131,195)                     0

Net loss - limited partners            $  (444,313)           $  (227,765)

Number of BACs outstanding            $     45,844           $     45,844

Net loss per BAC before
  extraordinary item                $        (6.83)        $        (4.97)
Extraordinary item per BAC                   (2.86)                     0

Net loss per BAC                    $        (9.69)        $        (4.97)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Deficit)
(Unaudited)
                                           Limited               General
                      Total                Partners              Partner

Partners' capital
  (deficit) -
  April 1, 1999    $39,255,211            $39,270,192           $  (14,981)
Net loss              (448,801)              (444,313)              (4,488)
Partners' capital
  (deficit)-
  June 30, 1999    $38,806,410            $38,825,879           $  (19,469)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                            Three Months Ended
                                                  June 30,
                                          1999                   1998

Cash flows from operating activities:
Net loss                             $    (448,801)         $    (230,066)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
Depreciation and amortization              358,931                246,284
Cumulative effect of change in
  accounting principle - amortization
  of organization costs                    132,520                      0
Minority interest in (loss) income
  of subsidiary properties                  (4,520)                 5,775
Increase in cash held in escrow           (469,027)                  (352)
Increase in other assets                    (8,304)               (12,207)
Increase in accounts payable and
  other liabilities                        706,454                  5,940
Increase in due to local general
  partners and affiliates                   45,233                  2,625
Decrease in due to local general
  partners and affiliates                        0                (98,367)
Increase in due to general partner
  and affiliates                           172,051                121,045
  Total adjustments                        933,338                270,743

Net cash provided by operating
  activities                               484,537                 40,677

Cash flows from investing activities:
Increase in property and equipment      (5,426,973)            (1,056,869)
Increase in construction in progress      (796,907)            (4,547,414)
Decrease in cash held in escrow            185,509                      0
Increase in other assets                         0                (15,000)
Increase in due to local general
  partners and affiliates                  787,807                      0
Decrease in due to local general
  partners and affiliates                 (626,965)              (285,561)
Decrease in investments
  available for sale                     2,450,000              6,400,000
Increase in deferred costs                 (30,176)                     0
Net cash (used in) provided by
  investing activities                  (3,457,705)               495,156

Cash flows from financing activities:
Proceeds from mortgage notes                     0              1,084,902
Repayments of mortgage notes               (21,519)               (10,544)
Proceeds from construction loans         1,987,694                232,179
Increase in deferred costs                (181,343)                     0
Net cash provided by financing
  activities                             1,784,832              1,306,537

Net (decrease) increase in cash and
  cash equivalents                      (1,188,336)             1,842,370
Cash and cash equivalents at
  beginning of period                    3,438,165              9,811,741
Cash and cash equivalents at
  end of period                      $   2,249,829            $11,654,111

Supplemental disclosures of
  noncash investing activities:
Consolidation of investment in
  subsidiary partnership:*
Increase in property and
  equipment                          $           0          $ (1,605,820)
Decrease in construction in
  progress                           $           0          $  1,605,820

Property and equipment
  reclassified from construction
  in progress                          $11,273,436          $          0

Conversion of construction loans
  to mortgage notes                   $  2,500,000          $          0

*Prior to consolidation, investment in subsidiary partnerships are included in property and equipment.

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Financial Statements
June 30, 1999
(Unaudited)

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

As of June 30, 1999, the Partnership has acquired a limited part-nership interest in ten subsidiary partnerships, all of which have been consolidated. The Partnership anticipates acquiring limited partnership interests in additional subsidiary partnerships in the future. The Partnership's investment in each Local Partnership represents from 98.99% to 99.89% with one Local Partnership at 58.12% of the partnership interests in the Local Partnership. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnership.

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March
31. Accounts of the subsidiaries have been adjusted for intercom-pany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $2,000 and $0 for the three months ended June 30, 1999 and 1998, respectively.
The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capi-tal, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allo-cated to minority interest capital.

In April of 1998, the Financial Accounting Standards Board issued
Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". This statement provides guidance on the financial reporting of start-up costs and organization costs. This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 1998. Such change in accounting principle amounted to a change to operations of $132,520 during the quarter ended June 30, 1999.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1999.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-justments) necessary to present fairly the financial position of the Partnership as of June 30, 1999 and the results of operations and its cash flows for the three months ended June 30, 1999 and 1998. However, the operating results for the three months ended June
30, 1999 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

A)  Other Related Party Expenses

The costs incurred to related parties for the three months ended
June 30, 1999 and 1998 were as follows:
                                               Three Months Ended
                                                     June 30,
                                            1999                   1998
Partnership management fees (a)          $  69,369              $  69,329
Expense reimbursement (b)                   40,845                 39,950
Local administrative fee (c)                 5,000                  1,000
Total general and administrative-
  General Partner                          115,214                110,279
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (d)        16,571                  6,944
Total general and administrative-
  related parties                         $131,785               $117,223

(a) The General Partner is entitled to receive a partnership man-agement fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's invest-ments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinanc-ing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $344,000 and $275,000 were accrued and unpaid as of June 30, 1999 and March 31, 1999, re-spectively.

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

(c) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administra-tive fee of up to $5,000 per year from each subsidiary partnership.

(d) Property management fees incurred by the Local Partnerships amounted to $54,761 and $31,421 for the three months ended June
30, 1999 and 1998, respectively. Of these fees $16,571 and $6,944 were incurred to affiliates of the subsidiary partnerships' general partners.

Note 3 - Subsequent Event

The Partnership has invested in one Local Partnership during the period of July 1, 1999 to August 12, 1999.

                                        Equity
Date          Partnership Name          Investment          Units

July 1999     Kaneohe Elderly L.P.      $1,088,000            44

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

As of June 30, 1999, the Partnership has invested approximately $29,312,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in ten Local Partner-ships of which approximately $4,627,000 remains to be paid to the Local Partnerships (including approximately $1,135,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership has approximately $7,134,000 available for future investments. During the three months ended June 30, 1999, approximately $3,086,000 was paid to Local Partnerships ($186,000 of which was released from escrow). The Partnership will be acquiring additional prop-erties, and the Partnership may be required to fund potential pur-chase price adjustments based on tax credit adjustor clauses.
There were no purchase price adjustments during the three months ended June 30, 1999.

For the three months ended June 30, 1999, cash and cash equiva-lents of the Partnership and its ten consolidated Local Partnerships decreased approximately $1,188,000 primarily due to an increase in property and equipment ($5,427,000), an increase in construc-tion in progress ($797,000) and an increase in deferred costs relat-ing to investing and financing activities ($212,000) which exceeded cash provided by operating activities ($485,000), a decrease in cash held in escrow ($186,000), a net increase in due to local general partners and affiliates relating to investing activities ($161,000), a decrease in investments available for sale ($2,450,000) and pro-ceeds from construction loans ($1,988,000). Included in the ad-justments to reconcile the net loss to cash provided by operations is depreciation and amortization of approximately $359,000 and the cumulative effect of a change in accounting principle - amorti-zation of organization costs of approximately $133,000.

A working capital reserve has been established from the Partner-ship's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At June 30, 1999 none of this reserve was used. The General Partner believes that these re-serves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. As of June 30, 1999, there has been no cash distributions from the Local Partnerships. Management anticipates receiving distributions in the future, al-though not to a level sufficient to permit providing cash distribu-tions to the BACs holders.

The Partnership has negotiated Development Deficit Guarantees with the development stage Local Partnerships in which it has invested. The Local General Partners and/or their affiliates have agreed to fund development deficits through the breakeven dates of each of the ten Local Partnerships.

The Partnership has negotiated Operating Deficit Guaranty
Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a speci-fied period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maxi-mum dollar amounts to be funded for a specified period of time, generally seven years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates ap-proximately $2,665,000 as of June 30, 1999.

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

Results of Operations
As of June 30, 1999 and 1998, the Partnership had acquired an interest in ten Local Partnerships, ten and nine of which were consolidated at June 30, 1999 and 1998, respectively. The Partner-ship intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three months ended June 30, 1999 and 1998 consisted primarily of (1) approximately $120,000 and $186,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and
(2) the results of the Partnership's investment in ten of ten and nine of ten consolidated Local Partnerships, respectively.

For the three months ended June 30, 1999 as compared to 1998, rental income and all categories of expenses increased except taxes and the results of operations are not comparable due to the acqui-sition, construction and rent up of properties, and are not reflec-tive of future operations of the Partnership due to uncompleted property construction, rent up of properties and the continued utilization of the net proceeds of the Offering to invest in Local Partnerships. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Of-fering will be included in or released to Local Partnerships. Other income decreased approximately $67,000 for the three months ended June 30, 1999 as compared to the corresponding period in 1998 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partner-ships. Taxes decreased approximately $7,000 for the three months ended June 30, 1999 as compared to the corresponding period in 1998 primarily due to the reduction of city taxes resulting from low income housing status at one Local Partnership.

Amortization of organization costs increased by approximately $133,000 for the three months ended June 30, 1999 as compared to the corresponding period in 1998 due to the adoption of SOP 98-5, pursuant to which the Partnership is required to charge all unam-ortized organization costs as of January 1, 1999.

For the three months ended June 30, 1999 and 1998, three and two of the Partnership's ten and nine consolidated properties, respec-tively, had completed construction in a previous fiscal year, but were in various stages of rent up for the three months. In addition three and three of the properties, respectively, had completed construction and were rented up in a previous fiscal year. As of the end of the three months ended June 30, 1999 and 1998, two and five of the Partnership's ten and nine consolidated properties, respectively, were still under construction and four and two of the properties, respectively, had construction loans with commitments for permanent financing.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded its computer information systems to be year 2000 compliant. The most likely worst-case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contin-gency plan is to (i) have a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assur-ances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspon-dence. The Partnership relies heavily on third parties and is vul-nerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

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

Date:  August 5, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Senior Vice President
			(principal financial officer)

Date:  August 5, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)