Form 10-Q
period 1999-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 1999-11-09
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
                                            September 30,      March 31,
                                               1999              1999

ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $3,215,282 and $2,427,800,
  respectively                               $62,531,484      $45,600,010
Construction in progress                       2,711,037       12,796,728
Cash and cash equivalents                      3,389,753        3,438,165
Investments available for sale                 8,200,000       14,050,000
Cash held in escrow                            2,098,434        1,640,145
Deferred costs, net of accumulated
  amortization of $153,005 and
  $117,257, respectively                       1,701,673        1,572,468
Other assets                                     457,173          403,733
Total assets                                 $81,089,554      $79,501,249

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
Mortgage notes payable                       $21,241,520      $18,782,185
Construction loans payable                    10,669,040        9,426,195
Accounts payable and other
  liabilities                                  4,344,198        3,180,637
Due to local general partners and
  affiliates                                   5,027,395        7,535,407
Due to general partner and affiliates            548,784          469,737
Total liabilities                             41,830,937       39,394,161

Minority interest                                961,415          851,877
Partners' capital (deficit):
Limited partners (45,844 BACs
  issued and outstanding)                     38,321,763       39,270,192
General partner                                  (24,561)         (14,981)
Total partners' capital (deficit)             38,297,202       39,255,211
Total liabilities and partners'
  capital (deficit)                          $81,089,554      $79,501,249

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
                      Three Months Ended          Six Months Ended
                         September 30,               September 30,
                      1999          1998*         1999            1998*
Revenues
Rental income      $  953,906    $  572,985    $1,758,825      $1,078,955
Other income
  (principally
  interest
  on capital
  contributions)      151,738       236,887       301,118         453,474
Total revenues      1,105,644       809,872     2,059,943       1,532,429

Expenses
General and
  administrative      391,356       274,086       644,549         478,421
General and
  administrative-
  related parties
  (Note 2)            122,838        91,019       254,623         208,242
Repairs and
  maintenance         140,157        47,042       273,046         109,676
Operating             104,955        75,386       184,870         129,841
Taxes                  65,870         7,818        84,637          33,514
Insurance              43,724        26,197        81,495          61,989
Interest              286,266       223,535       548,115         423,964
Depreciation and
  amortization        464,299       254,974       823,230         501,258
Total expenses      1,619,465     1,000,057     2,894,565       1,946,905

Loss before
  minority
  interest and
  extraordinary
  item               (513,821)     (190,185)     (834,622)       (414,476)
Minority interest in
  loss (income) of
  subsidiary
  partnerships         13,469       (16,074)       17,989         (21,849)

Loss before
  extraordinary
  item               (500,352)     (206,259)     (816,633)       (436,325)
Extraordinary
  item-cumulative
  effect of a change
in accounting
  principle -
  amortization of
  organization costs   (8,856)            0      (141,376)              0

Net loss         $   (509,208)  $  (206,259)   $ (958,009)    $  (436,325)

Limited Partners
  Share:
Loss before
  extraordinary
  item           $   (495,349)  $  (204,197)   $ (808,467)    $  (431,962)
Extraordinary
  item                 (8,767)            0      (139,962)              0

Net loss - limited
  partners       $   (504,116)  $  (204,197)   $ (948,429)    $  (431,962)

Number of BACs
  outstanding          45,844        45,844        45,844          45,844

Net loss per BAC
  before
  extraordinary
  item           $     (10.81)  $     (4.45)   $   (17.64)    $     (9.42)
Extraordinary item
  per BAC                (.19)         0.00         (3.05)           0.00

Net loss per BAC $     (11.00)  $     (4.45)   $   (20.69)    $     (9.42)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Deficit)
(Unaudited)
                                               Limited          General
                                Total          Partners         Partner
Partners' capital
  (deficit) -
  April 1, 1999              $39,255,211      $39,270,192      $  (14,981)
Net loss                        (958,009)        (948,429)         (9,580)
Partners' capital
  (deficit)-
  September 30, 1999         $38,297,202      $38,321,763      $  (24,561)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
                                                   Six Months Ended
                                                     September 30,
                                                1999              1998

Cash flows from operating activities:
Net loss                                    $  (958,009)      $  (436,325)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
Depreciation and amortization                   823,230           501,258
Cumulative effect of change in
  accounting principle - amortization
  of organization costs                         141,376                 0
Minority interest in (loss) income
  of subsidiary properties                      (17,989)           21,849
Increase in cash held in escrow                (645,613)          (21,059)
Increase in other assets                        (53,440)         (102,558)
Increase in accounts payable and
  other liabilities                           1,163,561           309,177
Increase in due to local general
  partners and affiliates                       170,233            18,250
Decrease in due to local general
  partners and affiliates                       (11,483)          (98,367)
Increase in due to general partner
  and affiliates                                 79,047            88,902
  Total adjustments                           1,648,922           717,452

Net cash provided by operating
  activities                                    690,913           281,127

Cash flows from investing activities:
Increase in property and equipment           (5,496,320)       (1,674,260)
Increase in construction in progress         (2,136,945)       (4,663,113)
Increase in accounts payable and
  other liabilities                                   0            53,464
Decrease in cash held in escrow                 187,324                 0
Increase in other assets                              0           (41,349)
Increase in due to local general
  partners and affiliates                             0           160,738
Decrease in due to local general
  partners and affiliates                    (2,666,762)         (338,790)
Decrease in investments
  available for sale                          5,850,000         5,550,000
Increase in deferred costs                      (26,286)           (5,575)
Net cash used in investing
  activities                                 (4,288,989)         (958,885)

Cash flows from financing activities:
Proceeds from mortgage notes                          0         1,084,000
Repayments of mortgage notes                    (40,665)          (33,363)
Proceeds from construction loans              3,742,845         1,176,603
Repayment of construction loans                       0        (1,048,435)
Increase in deferred costs                     (280,043)                0
Increase in capitalization of
  consolidated subsidiaries
  attributable to minority interest             127,527                 0
Net cash provided by financing
  activities                                  3,549,664         1,178,805

Net (decrease) increase in cash and
  cash equivalents                              (48,412)          501,047
Cash and cash equivalents at
  beginning of period                         3,438,165         9,811,741
Cash and cash equivalents at
  end of period                             $ 3,389,753       $10,312,788

Supplemental disclosures of
  noncash investing activities:
Consolidation of investment in
  subsidiary partnership:*
Increase in property and equipment          $  (949,200)      $         0
Decrease in construction in progress            949,200                 0

Property and equipment
  reclassified from construction
  in progress                                11,273,436                 0

Conversion of construction loans
  to mortgage notes                           2,500,000                 0

*Prior to consolidation, investment in subsidiary partnerships are included in property and equipment.

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Financial Statements
September 30, 1999
(Unaudited)

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

As of September 30, 1999, the Partnership has acquired a limited partnership interest in twelve subsidiary partnerships, eleven of which have been consolidated. The Partnership anticipates ac-quiring limited partnership interests in additional subsidiary part-nerships in the future. The Partnership's investment in each Local Partnership represents from 98.99% to 99.89% with one Local Partnership at 58.12% of the partnership interests in the Local Partnership. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the gen-eral partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnership.

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for inter-company transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be pre-pared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

For both the three and six months ended September 30, 1999 and 1998 losses attributable to minority interest did not exceed the minority interests' investment in the subsidiary. The Partnership's investment in each subsidiary is equal to the respective subsidi-ary's partners' equity less minority interest capital, if any. In con-solidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minor-ity interest capital.

In April of 1998, the Financial Accounting Standards Board issued
Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". This statement provides guidance on the financial reporting of start-up costs and organization costs. This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 1998. Such change in accounting principle amounted to a change to operations of $8,856 and $141,376 for the three and six months ended September 30, 1999.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1999.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-justments) necessary to present fairly the financial position of the Partnership as of September 30, 1999, the results of operations for the three and six months ended September 30, 1999 and 1998 and cash flows for the six months ended September 30, 1999 and 1998. However, the operating results for the six months ended Septem-ber 30, 1999 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

A)  Other Related Party Expenses

The costs incurred to related parties for the three and six months ended September 30, 1999 and 1998 were as follows:
                        Three Months Ended          Six Months Ended
                           September 30,              September 30,
                        1999          1998          1999        1998
Partnership manage-
  ment fees (a)        $ 75,292    $ 69,328      $ 144,661      $ 138,657
Expense reimburse-
  ment (b)               17,000      13,414         57,845         53,364
Local administrative
  fee (c)                 5,000       1,500         10,000          2,500
Total general and
  administrative-
  General Partner        97,292      84,242        212,506        194,521
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (d)   25,546       6,777         42,117         13,721
Total general and
  administrative-
  related parties     $ 122,838    $ 91,019      $ 254,623      $ 208,242

(a) The General Partner is entitled to receive a partnership man-agement fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's invest-ments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinanc-ing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $373,000 and $275,000 were accrued and unpaid as of September 30, 1999 and March 31, 1999, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $74,831 and $41,283 and $129,592 and $72,704 for the
three and six months ended September 30, 1999 and 1998, respec-tively. Of these fees $25,546 and $6,777 and $42,117 and $13,721 were incurred to affiliates of the subsidiary partnerships' general partners.

Note 3 - Subsequent Event

The Partnership has invested in one Local Partnership during the period of October 1, 1999 to November 12, 1999.

                                               Equity
Date              Partnership Name           Investment     Units

October 1999      First African Kanisa       $3,543,083      59
                  Apartments, Inc.

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

As of September 30, 1999, the Partnership has invested approxi-mately $31,680,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in twelve Local Partnerships of which approximately $4,586,000 remains to be paid to the Local Partnerships (including approximately
$1,133,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. Two Local Partnerships were acquired during the six months ended September 30, 1999 for a purchase price of approximately $1,494,000 of which approximately $544,000 remains to be paid.
The Partnership has approximately $4,766,000 available for future investments. During the six months ended September 30, 1999, approximately $5,496,000 was paid to Local Partnerships
($187,000 of which was released from escrow). The Partnership will be acquiring additional properties, and the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There was a purchase price adjustment of approximately $875,000 during the six months ended Septem-ber 30, 1999.

For the six months ended September 30, 1999, cash and cash equivalents of the Partnership and its eleven consolidated Local Partnerships decreased approximately $48,000 due to an increase in property and equipment ($5,496,000), an increase in construc-tion in progress ($2,137,000), a decrease in due to local general partners and affiliates relating to investing activities ($2,667,000), an increase in deferred costs relating to investing and financing activities ($306,000) and repayments of mortgage notes ($41,000) which exceeded cash provided by operating activities ($691,000), a decrease in cash held in escrow ($187,000), a decrease in invest-ments available for sale ($5,850,000), proceeds from construction loans ($3,743,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($128,000). Included in the adjustments to reconcile the net loss to cash provided by operations is depreciation and amortization of approximately
$823,000 and the cumulative effect of a change in accounting prin-ciple - amortization of organization costs of approximately
$141,000.

A working capital reserve has been established from the Partner-ship's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At September 30, 1999 none of this reserve was used. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partner-ship's ongoing operations for the foreseeable future. As of Sep-tember 30, 1999, there has been no cash distributions from the Local Partnerships. Management anticipates receiving distribu-tions in the future, although not to a level sufficient to permit pro-viding cash distributions to the BACs holders.

The Partnership has negotiated Development Deficit Guarantees with the development stage Local Partnerships in which it has invested. The Local General Partners and/or their affiliates have agreed to fund development deficits through the breakeven dates of each of the twelve Local Partnerships.

The Partnership has negotiated Operating Deficit Guaranty
Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a speci-fied period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maxi-mum dollar amounts to be funded for a specified period of time, generally seven years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates ap-proximately $2,863,000 as of September 30, 1999.

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

The Partnership has invested or committed for investment ap-proximately 87% of the net proceeds available for investment in twelve Local Partnerships, of which ten will generate tax credits in 1999.

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

Results of Operations
As of September 30, 1999 and 1998, the Partnership had acquired an interest in twelve and ten Local Partnerships, eleven and ten of which were consolidated at September 30, 1999 and 1998, respec-tively. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three and six months ended September 30, 1999 and 1998 consisted primarily of
(1) approximately $94,000 and $149,000 and $214,000 and
$335,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in eleven of twelve and nine of ten consolidated Local Partnerships, respectively.

For the three and six months ended September 30, 1999 as com-pared to 1998, rental income and all categories of expenses in-creased and the results of operations are not comparable due to the acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncom-pleted property construction, rent up of properties and the contin-ued utilization of the net proceeds of the Offering to invest in Lo-cal Partnerships. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be included in or released to Local Partnerships. Other income decreased approximately $85,000 and $152,000 for the three and six months ended September 30, 1999 as compared to the corresponding periods in 1998 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships.

Amortization of organization costs increased by approximately $9,000 and $141,000 for the three and six months ended September 30, 1999 as compared to the corresponding periods in 1998 due to the adoption of SOP 98-5, pursuant to which the Partnership is required to charge all unamortized organization costs as of Janu-ary 1, 1999.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        None

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

Date:  November 9, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Senior Vice President
			(principal financial officer)

Date:  November 9, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)