Form 10-Q
period 1999-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2000-02-07
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1999

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
                                             December 31,      March 31,
                                                1999             1999
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $3,660,845 and $2,427,800,
  respectively                               $70,625,439      $45,600,010
Construction in progress                               0       12,796,728
Cash and cash equivalents                      7,417,522        3,438,165
Investments available for sale                         0       14,050,000
Cash held in escrow                            2,311,420        1,640,145
Deferred costs, net of accumulated
  amortization of $166,120 and
  $117,257, respectively                       1,705,082        1,572,468
Other assets                                     400,419          403,733
Total assets                                 $82,459,882      $79,501,249

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
Mortgage notes payable                       $21,220,514      $18,782,185
Construction loans payable                    12,153,640        9,426,195
Accounts payable and other
  liabilities                                  4,514,080        3,180,637
Due to local general partners and
  affiliates                                   4,723,489        7,535,407
Due to general partner and affiliates            686,450          469,737
Total liabilities                             43,298,173       39,394,161

Minority interest                              1,170,444          851,877
Partners' capital (deficit):
Limited partners (45,844 BACs
  issued and outstanding)                     38,018,886       39,270,192
General partner                                  (27,621)         (14,981)
Total partners' capital (deficit)             37,991,265       39,255,211
Total liabilities and partners'
  capital (deficit)                          $82,459,882      $79,501,249

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
                    Three Months Ended             Nine Months Ended
                       December 31,                   December 31,
                    1999           1998*           1999          1998
Revenues
Rental income      $1,492,034   $   836,844      $3,250,859    $1,915,799
Other income
  (principally
  interest
  on capital
  contributions)      127,156       201,006         428,274       654,480
Total revenues      1,619,190     1,037,850       3,679,133     2,570,279

Expenses
General and
  administrative      327,764       153,860         972,313       632,281
General and
  administrative-
  related parties
  (Note 2)            149,945        92,992         404,568       301,234
Repairs and
  maintenance         202,950       152,149         475,996       261,825
Operating             122,829       105,863         307,699       235,704
Taxes                  31,266         6,172         115,903        39,686
Insurance              64,826        53,437         146,321       115,426
Interest              534,626       311,203       1,082,741       735,167
Depreciation and
  amortization        458,678       397,562       1,281,908       898,820
Total expenses      1,892,884     1,273,238       4,787,449     3,220,143

Loss before
  minority
  interest and
  extraordinary
  item               (273,694)     (235,388)     (1,108,316)     (649,864)
Minority interest in
  loss income of
  subsidiary
  partnerships        (32,243)      (15,688)        (14,254)      (37,537)
Loss before
  extraordinary
  item               (305,937)     (251,076)     (1,122,570)     (687,401)
Extraordinary
  item-cumulative
  effect of a change
  in accounting
  principle -
  amortization of
  organization costs        0             0        (141,376)            0
Net loss          $  (305,937)  $  (251,076)    $(1,263,946)  $  (687,401)

Limited Partners
  Share:
Loss before
  extraordinary
  item            $  (302,877)  $  (248,565)    $(1,111,344)  $  (680,527)
Extraordinary
  item                      0             0        (139,962)            0

Net loss - limited
  partners        $  (302,877)  $  (248,565)    $(1,251,306)  $  (680,527)

Number of BACs
  outstanding          45,844        45,844          45,844        45,844

Net loss per BAC
  before
  extraordinary
  item            $     (6.60)  $     (5.42)    $    (24.24)  $    (14.84)
Extraordinary item
  per BAC                0.00          0.00           (3.05)         0.00

Net loss per BAC  $     (6.60)  $     (5.42)    $    (27.29)  $    (14.84)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Deficit)
(Unaudited)
                                               Limited          General
                               Total           Partners         Partner
Partners' capital
  (deficit) -
  April 1, 1999             $39,255,211      $39,270,192      $  (14,981)
Net loss                     (1,263,946)      (1,251,306)        (12,640)
Partners' capital
  (deficit)-
  December 31, 1999         $37,991,265      $38,018,886      $  (27,621)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
                                                 Nine Months Ended
                                                    December 31,
                                                 1999            1998
Cash flows from operating activities:
Net loss                                     $(1,263,946)    $   (687,401)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                  1,281,908          898,820
Cumulative effect of change in
  accounting principle - amortization
  of organization costs                          141,376                0
Minority interest in income
  of subsidiary properties                        14,254           37,537
Increase in cash held in escrow               (1,362,364)         (54,305)
Decrease in other assets                           3,314           96,547
Increase (decrease) in accounts payable
  and other liabilities                        1,333,443         (417,232)
Increase in due to local general
  partners and affiliates                        170,233           18,250
Decrease in due to local general
  partners and affiliates                        (11,483)         (98,367)
Increase (decrease) in due to general
  partner and affiliates                         216,713         (126,490)
  Total adjustments                            1,787,394          354,760

Net cash provided by (used in)
  operating activities                           523,448         (332,641)

Cash flows from investing activities:
Increase in property and equipment            (9,650,305)      (1,752,874)
Increase in construction in progress          (3,811,441)      (6,881,399)
Increase in accounts payable and
  other liabilities                                    0          165,600
Decrease in cash held in escrow                  691,089          992,394
Increase in other assets                               0          (41,350)
Increase in due to local general
  partners and affiliates                        575,273          712,373
Decrease in due to local general
  partners and affiliates                     (3,545,941)        (494,186)
Decrease in investments
  available for sale                          14,050,000       17,000,000
Decrease (increase) in deferred costs              1,963          (24,548)
Net cash (used in) provided by
  investing activities                        (1,689,362)       9,676,010

Cash flows from financing activities:
Proceeds from mortgage notes                           0        1,139,000
Repayments of mortgage notes                     (61,671)         (47,068)
Proceeds from construction loans               5,227,445        1,185,967
Repayment of construction loans                        0       (1,791,075)
Increase in deferred costs                      (324,816)        (135,550)
Increase in capitalization of
  consolidated subsidiaries
  attributable to minority interest              304,313                0
Net cash provided by financing
  activities                                   5,145,271          351,274

Net increase in cash and
  cash equivalents                             3,979,357        9,694,643
Cash and cash equivalents at
  beginning of period                          3,438,165        9,811,741
Cash and cash equivalents at
  end of period                              $ 7,417,522      $19,506,384

Supplemental disclosures of
  noncash investing activities:
Consolidation of investment in
  subsidiary partnership:*
Increase in property and
  equipment                                  $(3,811,441)      $        0
Decrease in construction in
  progress                                     3,811,411                0

Property and equipment
  reclassified from construction
  in progress                                 12,796,728                0

Conversion of construction loans
  to mortgage notes                            2,500,000                0

*Prior to consolidation, investment in subsidiary partnerships are included in property and equipment.

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1999
(Unaudited)

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

As of December 31, 1999, the Partnership has acquired a limited partnership interest in fourteen subsidiary partnerships, twelve of which have been consolidated. The Partnership does not antici-pate acquiring limited partnership interests in any additional sub-sidiary partnerships. The Partnership's investment in each Local Partnership represents from 98.99% to 99.98% with one Local Partnership at 58.12% of the partnership interests in the Local Partnership. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the gen-eral partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnership.

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

For both the three and nine months ended December 31, 1999 and 1998 losses attributable to minority interest did not exceed the minority interests' investment in the subsidiary. The Partnership's investment in each subsidiary is equal to the respective subsidi-ary's partners' equity less minority interest capital, if any. In con-solidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minor-ity interest capital.

In April of 1998, the Financial Accounting Standards Board issued
Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". This statement provides guidance on the financial reporting of start-up costs and organization costs. This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 1998. Such change in accounting principle amounted to a change to operations of $141,376 for the nine months ended December 31, 1999.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1999.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-justments) necessary to present fairly the financial position of the Partnership as of December 31, 1999, the results of operations for the three and nine months ended December 31, 1999 and 1998 and cash flows for the nine months ended December 31, 1999 and 1998. However, the operating results for the nine months ended December 31, 1999 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 1999 and 1998 were as follows:
                        Three Months Ended         Nine Months Ended
                            December 31,              December 31,
                        1999           1998        1999           1998
Partnership manage-
  ment fees (a)      $   85,616    $   69,451    $  230,277    $  208,108
Expense reimburse-
  ment (b)               40,184        15,160        98,029        68,524
Local administrative
  fee (c)                 5,000         1,250        15,000         3,750
Total general and
  administrative-
  General Partner       130,800        85,861       343,306       280,382
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)           19,145         7,131        61,262        20,852
Total general and
  administrative-
  related parties    $  149,945    $   92,992    $  404,568    $  301,234

(a) The General Partner is entitled to receive a partnership man-agement fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's invest-ments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinanc-ing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $338,000 and $275,000 were accrued and unpaid as of December 31, 1999 and March 31, 1999, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $68,591 and $60,903 and $198,183 and $133,607 for
the three and nine months ended December 31, 1999 and 1998, respectively. Of these fees $19,145 and $7,131 and $61,262 and $20,852 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of December 31, 1999, the Partnership has invested approxi-mately $37,622,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $4,933,000 remains to be paid to the Local Partnerships (including approximately $629,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. Four Lo-cal Partnerships were acquired during the nine months ended
December 31, 1999 for a purchase price of approximately
$7,437,000 of which approximately $2,433,000 remains to be paid. During the nine months ended December 31, 1999, approximately $11,090,000 was paid to Local Partnerships ($816,000 of which was released from escrow). An additional $126,000 was placed into escrow for purchase price payments during the nine months ended December 31, 1999. The Partnership has completed ac-quiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net increase in purchase price of approximately $873,000 during the nine months ended December 31, 1999.

For the nine months ended December 31, 1999, cash and cash equivalents of the Partnership and its twelve consolidated Local Partnerships increased approximately $3,979,000 due to cash pro-vided by operating activities ($523,000), a decrease in cash held in escrow ($691,000), a decrease in investments available for sale ($14,050,000), proceeds from construction loans ($5,227,000) and an increase in capitalization of consolidated subsidiaries attribut-able to minority interest ($304,000) which exceeded an increase in property and equipment ($9,650,000), an increase in construction in progress ($3,811,000), a net decrease in due to local general partners and affiliates relating to investing activities ($2,971,000), an increase in deferred costs relating to financing activities ($325,000) and repayments of mortgage notes ($62,000). Included in the adjustments to reconcile the net loss to cash provided by operations is depreciation and amortization of approximately $1,282,000 and the cumulative effect of a change in accounting principle - amortization of organization costs of approximately $141,000.

A working capital reserve has been established from the Partner-ship's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At December 31, 1999 none of this reserve was used. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partner-ship's ongoing operations for the foreseeable future. As of De-cember 31, 1999, there has been no cash distributions from the Local Partnerships. Management anticipates receiving distribu-tions in the future, although not to a level sufficient to permit pro-viding cash distributions to the BACs holders.

The Partnership has negotiated Development Deficit Guarantees with the development stage Local Partnerships in which it has invested. The Local General Partners and/or their affiliates have agreed to fund development deficits through the breakeven dates of each of the fourteen Local Partnerships.

The Partnership has negotiated Operating Deficit Guaranty
Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a speci-fied period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maxi-mum dollar amounts to be funded for a specified period of time, generally seven years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates ap-proximately $3,107,000 as of December 31, 1999.

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

The Partnership has invested or committed for investment 100% of the net proceeds available for investment in fourteen Local Part-nerships, of which ten will generate tax credits in 1999.

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

Results of Operations
As of December 31, 1999 and 1998, the Partnership had acquired an interest in fourteen and ten Local Partnerships, twelve and ten of which were consolidated at December 31, 1999 and 1998, re-spectively. The Partnership intends to utilize the net proceeds of the offering to acquire additional interests in Local Partnerships.

The Partnership's results of operations for the three and nine months ended December 31, 1999 and 1998 consisted primarily of
(1) approximately $80,000 and $142,000 and $294,000 and
$477,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in twelve of fourteen and nine of ten consolidated Local Partnerships, respectively.

For the three and nine months ended December 31, 1999 as com-pared to 1998, rental income and all categories of expenses in-creased and the results of operations are not comparable due to the acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncom-pleted property construction, rent up of properties and the contin-ued utilization of the net proceeds of the Offering to invest in Lo-cal Partnerships. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be included in or released to Local Partnerships. Other income decreased approximately $74,000 and $226,000 for the three and nine months ended December 31, 1999 as compared to the corresponding periods in 1998 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships.

Amortization of organization costs increased by approximately $141,000 for the nine months ended December 31, 1999 as com-pared to the corresponding period in 1998 due to the adoption of SOP 98-5, pursuant to which the Partnership is required to charge all unamortized organization costs as of January 1, 1999.

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


INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)


	By:	RELATED INDEPENDENCE L.L.C.,
		General Partner

Date:  February 7, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Senior Vice President
			(principal financial officer)

Date:  February 7, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)