Form 10-K405
period 2000-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2000-06-22
CIK 940329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-89968

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         13-3809869
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

625 Madison Avenue, New York, New York                         10022
--------------------------------------                       ---------
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

Index to exhibits may be found on page 62
Page 1 of 73

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

As of March 31, 2000, the Partnership has received $45,844,000 of Gross Proceeds of the Offering from 2,759 investors ("BACs holders"). The solicitation for the subscription of BACs was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996.

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). As of March 31, 2000, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. The Partnership's investments in Local Partnerships represent from 98.99% to 99.89% interests except for one investment which is a 58.12% interest. As of March 31, 2000, the Partnership has invested approximately $37,670,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $3,762,000 remains to be paid to the Local Partnerships (including approximately $629,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership has completed acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. See Item 2, Properties, below.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

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

EMPLOYEES

The Partnership does not have any direct employees. All services are performed for the Partnership by the General Partner and its affiliates. The General Partner receives compensation in the connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates from expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

As of March 31, 2000, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents 58.12% of the partnership interest in the subsidiary partnership (the other 41.86% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties may be found in Item 14. Schedule III .

                           Local Partnership Schedule
                           --------------------------

                                                             Percentage of Units
Name and Location                                            Occupied  At  May 1,
                                                       -------------------------------
(Number of Units)                     Date Acquired    2000   1999  1998   1997   1996
-----------------                     -------------    ----   ----  ----   ----   ----
BX-8A Team Associates, L.P.           October 1995      95%    98%    98%  100%    98%
  Bronx, NY (41)

Westminster Park Plaza
  (a California Limited Partnership)  June 1996         96%    99%    94%   96%
  Los Angeles, CA (130)

Fawcett Street Limited Partnership    June 1996         98%    95%    93%   93%
  Tacoma, WA (60)

Figueroa Senior Housing               November 1996     99%    97%    99%    0%*
  Limited Partnership
  Los Angeles, CA (66)

NNPHI Senior Housing                  December 1996    100%    99%    99%    0%*
  Limited Partnership
  Los Angeles, CA (75)

Belmont/McBride Apartments            January 1997      98%    93%   100%    0%*
  Limited Partnership
  Paterson, NJ (42)

Sojourner Douglass, L.P.              February 1997    100%   100%   100%
  Paterson, NJ (20)

New Zion Apartments                   October 1997      99%    98%     0%*
  Limited Partnership
  Shreveport, LA (100)

Bakery Village Urban Renewal          December 1997    100%    99%     0%*
  Associates, L.P.
  Montclair, NJ (125)

Marlton Housing Partnership, L.P.     May 1998         100%     0%*
  (a Pennsylvania limited partnership)
  Philadelphia, PA (25)

GP Kaneohe Limited Partnership        July 1999          0%**
  Kaneohe, HI (44)

KSD Village Apartments,               July 1999         75%
  Phase II, Ltd.
  Danville, KY (16)



Kanisa Apartments, Ltd.               October 1999      92%
  Fayette County, KY (59)

Guymon Housing Partners, L.P.         December 1999     92%
  Guymon, OK (92)

* Properties still in construction phase.
** Project substantially completed but no certificate of occupancy recieved.

Leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

Management continuously reviews the physical state of the properties and suggests to the respective Local General Partners budget improvements which are generally funded from cash flow from operations or release of replacement reserve escrows.

Management annually reviews the insurance coverage of the properties and believes such coverage is adequate.

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally requires that the general partners of the Local Partnerships ("Local General Partners") provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation is not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also require the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex has achieved break-even operations. The General Partner generally requires that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Development and Operating Deficit Guarantees, amounts funded will be treated as Operating Loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

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

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.
None.
                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2000, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of June 1, 2000, the Partnership has approximately 2,546 registered holders of an aggregate of 45,844 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.

The Partnership has made no distributions to the BACs holders as of March 31, 2000. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. There were no operations prior to commencement of the Offering of BACs on July 6, 1995. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                    Year Ended March 31,
                          ---------------------------------------------------------------------
OPERATIONS                    2000           1999          1998          1997           1996
----------                -----------    -----------   ------------   -----------   -----------
Revenues                  $ 5,318,859    $ 3,435,562   $  2,655,915   $ 1,820,050   $   270,029

Operating expenses         (8,505,735)    (4,682,110)    (3,223,943)   (1,761,475)     (108,857)
                          -----------    -----------   ------------   -----------   -----------

(Loss) income before       (3,186,876)    (1,246,548)      (568,028)       58,575       161,172
  minority interest

Minority interest in            6,438        (21,185)        16,171         1,544           225
  loss (income) of        -----------    -----------   ------------   -----------   -----------
  subsidiary
  partnership

Net (loss) income         $(3,180,438)   $(1,267,733)  $   (551,857)  $    60,119   $   161,397
                          ===========    ===========   ============   ===========   ===========

Net (loss) income         $    (68.68)   $    (27.38)  $     (11.92)  $      1.46   $     19.39
  per weighted average    ===========    ===========   ============   ===========   ===========
  BAC

                                                      March 31,
                          ---------------------------------------------------------------------
FINANCIAL POSITION           2000            1999          1998          1997           1996
------------------        -----------    -----------   ------------   -----------   -----------
Total assets              $86,387,370    $79,501,249   $ 73,996,062   $57,381,058   $27,605,692
                          ===========    ===========   ============   ===========   ===========

Total liabilities         $48,314,082    $39,394,161   $ 32,736,900   $17,025,235   $ 2,745,844
                          ===========    ===========   ============   ===========   ===========

Minority interest         $ 1,998,515    $   851,877   $    736,218   $  (718,978)  $   321,081
                          ===========    ===========   ============   ===========   ===========

Total partners'           $36,074,773    $39,255,211   $ 40,522,944   $41,074,801   $24,538,767
capital (deficit)         ===========    ===========   ============   ===========   ===========

During the years end March 31, 2000, 1999 and 1998 total assets increased primarily due to the proceeds from mortgage and construction loans which were utilized in the investment of Local Partnerships amounting to approximately $10,500,000, $3,400,000 and $11,900,000, respectively. During the years ended
March 31, 1997 and 1996 total assets increased primarily due to an increase in cash and cash equivalents and investments available for sale primarily due to capital contributions which were not fully expended amounting to approximately $13,300,000 and $20,000,000, respectively. For the years ended March 31, 2000, 1999, 1998, 1997 and 1996 total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. For the years ended March 31, 2000, 1999, 1998, 1997 and 1996 property and equipment increased approximately $28,900,000, $12,100,000, $14,000,000, $17,500,000 and $2,700,000,
respectively. During the years ended March 31, 2000, 1999, 1998 and 1997 mortgage notes increased approximately $5,000,000, $1,400,000, $8,100,000 and $9,200,000, respectively.

CASH DISTRIBUTIONS

The Partnership has made no distributions to the BACs holders as of March 31, 2000.

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

As of March 31, 2000, the Partnership has invested approximately $37,670,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $3,762,000 remains to be paid to the Local Partnerships (including approximately $629,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. Four Local Partnerships were acquired during the year ended March 31, 2000 for a purchase price of approximately $7,544,000 of which approximately $1,664,000 remains to be paid. During the year ended March 31, 2000, approximately $12,309,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $691,000 was released from escrow). The Partnership has completed acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net increase in purchase price of approximately $921,000 during the year ended March 31, 2000.

For the year ended March 31, 2000, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships increased approximately $946,000 due to cash provided by operating activities ($305,000), a decrease in cash held in escrow relating to investing activities ($691,000), a decrease in investments available-for-sale ($10,950,000), net proceeds from mortgage and construction loans ($10,550,000), an increase in accounts payable relating to investing activities ($88,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($1,140,000) which exceeded acquisition of property and equipment ($18,204,000), a net decrease in due to local general partner and affiliates relating to investing activities ($3,912,000) and a net increase in deferred costs relating to investing and financing activities ($662,000). Included in the adjustments to reconcile the net loss to cash provided by operations is depreciation and amortization of approximately $2,375,000.

A working capital reserve has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At both March 31, 2000 and 1999, approximately $1,146,000 of this revenue remained unused. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the year ended March 31, 2000, distributions from Local Partnerships amounted to approximately $2,000. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The property owned by one of the Local Partnerships in which the Partnership has invested has been in operation and has maintained stable occupancy since 1990.

The Partnership has negotiated Development Deficit Guaranty Agreements with the development stage Local Partnerships in which it has invested, two of which have expired as of March 31, 2000. The Local General Partners and/or their affiliates have agreed to fund development deficits through the breakeven dates of each of the Local Partnerships. Such guarantees are defined in their respective agreements and generally there is no right of repayment to such Local General Partners. Amounts received under Development Deficit Guaranty from the developers of the properties purchased by the Partnership are treated as a reduction of the carrying value of the respective assets.

The Partnership has negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2000, 1999 and 1998, the gross amounts of the Operating Deficit Guarantees aggregate approximately $3,331,700, $2,665,000 and $1,848,000, respectively, none of which have expired as of March 31, 2000. All current Operating Deficit Guarantees expire within the next three years. As of March 31, 2000, nothing has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

In addition, one Local Partnership has a Rent-Up Guaranty Agreement, in which the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. The Local General Partner has agreed to fund the Rent-Up Guaranty through the break-even date. As of March 31, 2000, the remaining amount of this Rent-Up Guaranty for the Local Partnership aggregated approximately $262,000 and it has not expired. There has not been any funding under this guaranty agreement. Amounts received under the guaranty will be treated as a reduction of the carrying value of the respective assets.

The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Partnership management fees owed to the General Partner amounting to approximately $415,000 and $275,000 were accrued and unpaid as of March 31, 2000 and 1999, respectively.

The Partnership has invested all of the net proceeds available for investment in fourteen Local Partnerships, of which all will generate tax credits in 2000. Additionally, due to recent increases in market demand for investments in properties that are eligible to receive tax credits and limitations on the types of investments which may be obtained by the Partnership the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership have increased. As a result of these changes in market, management does not believe that the Partnership will be able to invest the proceeds available for investment in a manner which will enable the Partnership to achieve tax credits in the range of $140-150 for each $1,000 BAC each year in which the Partnership is receiving its full entitlement of tax credits.

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

Through March 31, 2000, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years).

The net loss for the 1999, 1998 and 1997 Fiscal Years totaled $3,180,438, $1,267,733 and $551,857, respectively.

The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a property when the credit period for such property commenced. Because of the time required for the acquisition, completion and rent-up of properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $4,846,123, $2,659,921 and $1,267,926 of Housing Tax Credits and $6,450,724, $0 and $0 Historic Tax Credits during the 1999, 1998 and 1997 tax years, respectively.

The Partnership's results of operations for the years ended March 31, 2000, 1999 and 1998 consisted primarily of (1) approximately $339,000, $597,000 and $1,021,000 of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fourteen, ten and nine consolidated Local Partnerships, respectively.

During the year ended March 31, 2000, all categories of income and expenses increased except for other income and the results of operations are not comparable due to the continued acquisition, construction and rent up of properties and are not reflective of future operations of the Partnership due to uncompleted property construction and rent-up of properties. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in Local Partnerships. Other income decreased approximately $300,000 for the year ended March 31, 2000 as compared to the corresponding period in 2000 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships. For the years ended March 31, 2000, 1999 and 1998, three, four and two of the Partnership's fourteen, ten and nine consolidated properties, respectively, completed construction and were in various stages of rent up. In addition, three, three and three of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the years ended March 31, 2000, 1999 and 1998. As of the years ended March 31, 2000, 1999 and 1998, two, three and four of the Partnership's fourteen, ten and nine consolidated properties, respectively, were still under construction and two, four and four of the properties, respectively, had construction loans with a commitment for permanent financing.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.  Financial Statements and Supplementary Data.


                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                     13

         Consolidated Balance Sheets at March 31, 2000 and 1999           40

         Consolidated Statements of Operations for the Years
         Ended March 31, 2000, 1999 and 1998                              41

         Consolidated Statements of Changes in Partners'
         Capital (Deficit) for the Years  Ended March 31,
         2000, 1999 and 1998                                              42

         Consolidated Statements of Cash Flows for the Years
         Ended March 31, 2000, 1999 and 1998                              43

         Notes to Consolidated Financial Statements                       45

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Independence Tax Credit Plus L.P. IV and Subsidiaries

We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) and Subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' capital and cash flows for the years ended March 31, 2000, 1999 and 1998 (the 1999, 1998 and 1997 fiscal years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twelve subsidiary partnerships (1999 fiscal year), nine subsidiary partnerships (1998 fiscal year) and eight subsidiary partnerships (1997 fiscal year) whose losses aggregated $2,675,329, $1,188,735 and $902,970 for the years ended March 31, 2000, 1999 and 1998, respectively, and whose assets constituted 86% and 73% of consolidated assets at March 31, 2000 and 1999, respectively, presented in the accompanying consolidated financial statements. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended March 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.


/s/ Friedman Alpren & Green LLP
Friedman Alpren & Green LLP

New York, New York
June 2, 2000

[LETTERHEAD OF LESHKOWITZ & COMPANY, LLP]

Independent Auditor's Report

To the Partners of
BX 8A Team Associates L.P.:

We have audited the accompanying balance sheets of BX 8A Team Associates L.P. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX 8A Team Associates L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Leshkowitz & Company, LLP
New York, NY
February 23, l999

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Westminster Park Plaza

We have audited the accompanying balance sheets of Westminster Park Plaza (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Park Plaza as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 to 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
January 26, 2000

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

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
January 27, 1998

[LETTERHEAD OF MCDANIEL & HALLSTROM]

To the Partners
FAWCETT STREET LIMITED PARTNERSHIP
Tacoma, Washington

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ McDaniel & Hallstrom, CPA's
Tacoma, Washington
February 1, 2000

[LETTERHEAD OF MCDANIEL & HALLSTROM]

To the Partners
FAWCETT STREET LIMITED PARTNERSHIP
Tacoma, Washington

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ McDaniel & Hallstrom
Tacoma, Washington
February 11, 1999

[LETTERHEAD OF CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
Figueroa Senior Housing Limited Partnership
Los Angeles, California

I have audited the balance sheet of Figueroa Senior Housing Limited Partnership at December 31, 1999, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Figueroa Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership at December 31, 1999 and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

/s/ Clifford Benn, CPA
Carson, California
February 25, 2000

[LETTERHEAD OF CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
Figueroa Senior Housing Limited Partnership
Los Angeles, California

I have audited the balance sheet of Figueroa Senior Housing Limited Partnership at December 31, 1998, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Figueroa Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership at December 31, 1998 and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

/s/ Clifford Benn, CPA
Carson, California
February 24, 1999

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

[LETTERHEAD OF CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
NNPHI Senior Housing, L.P.
Los Angeles, California

I have audited the balance sheet of NNPHI Senior Housing, L.P. at December 31, 1999, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of NNPHI Senior Housing, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing, L.P. at December 31, 1999 and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

/s/ Clifford Benn, CPA
Carson, California
February 23, 2000

[LETTERHEAD OF CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
NNPHI Senior Housing, L.P.
Los Angeles, California

I have audited the balance sheet of NNPHI Senior Housing, L.P. at December 31, 1998, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of NNPHI Senior Housing, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing, L.P. at December 31, 1998 and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

/s/ Clifford Benn, CPA
Carson, California
February 11, 1999

[LETTERHEAD OF CLIFFORD R. BENN CERTIFIED PUBLIC ACCOUNTANTS]

INDEPENDENT AUDITOR' S REPORT

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

/s/ Clifford R, Benn CPA
Carson, California
February 4, 1998

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Belmont/McBride Apartments
Urban Renewal Associates Limited Partnership

We have audited the accompanying balance sheets of Belmont/McBride Apartments Urban Renewal Associates Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belmont/McBride Apartments Urban Renewal Associates Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 29, 2000

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 19, 1998

[LETTERHEAD OF COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL
STATEMENTS AND SUPPLEMENTAL INFORMATION

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 1999, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 1999 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 1999 taken as a whole. The supplementary Schedules 1, 2 and 3 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 13 to the financial statements, the Partnership has changed its method of accounting for organization costs.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 12, 2000 on our consideration of New Zion Apartments Limited Partnership's internal control, and reports dated February 12, 2000, on its compliance with laws and regulations, compliance with specific requirements applicable to Fair Housing and Non-Discrimination, and compliance with specific requirements applicable to major HUD-assisted programs.

/s/ Cole, Evans & Peterson
Federal ID No. 72-0506596
Lead Auditor: Steven W. Hedgepeth
February 12, 2000
Shreveport, Louisiana

[LETTERHEAD OF COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL
STATEMENTS AND SUPPLEMENTAL INFORMATION

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. 059-35004, at December 31, 1998, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership, HUD Project No. 059-35004, at December 31, 1998 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 1998 taken as a whole. The supplementary Schedules 1, 2 and 3 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 10, 1999 on our consideration of New Zion Apartments Limited Partnership's internal control, and reports dated February 10, 1999, on its compliance with laws and regulations, compliance with specific requirements applicable to Fair Housing and Non-Discrimination, and compliance with specific requirements applicable to major HUD-assisted programs.

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Shreveport, Louisiana
Federal ID No. 72-0506596
February 10, 1999

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

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 22, 1998

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Bakery Village Urban Renewal Associates, L.P. as of December 31, 1999, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 1999, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 20, 2000

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Bakery Village Urban Renewal Associates, L.P. as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 1998, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 25, 1999

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 10, 1998

[LETTERHEAD OF ZINER, KENNEDY & LEHAN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Marlton Housing Partnership, L.P.

We have audited the accompanying balance sheets of Marlton Housing Partnership, L.P. (a Pennsylvania limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlton Housing Partnership, L.P. at December 31, 1999 and 1998, and the results of its operations, the changes in its partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy, &Lehan LLP
January 28, 2000
Quincy, Massachusetts

[LETTERHEAD OF DWYER PEMBERTON AND COULSON, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
GP Kaneohe Limited Partnership

We have audited the accompanying balance sheet of GP Kaneohe Limited Partnership, as of December 31, 1999 and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GP Kaneohe Limited Partnership as of December 31, 1999, and the results of its operations, the changes in its partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 29, 2000 on our consideration of GP Kaneohe Limited Partnership's internal control, and reports dated February 29, 2000, on its compliance specific requirements applicable to major hud programs and specific requirements applicable to Fair Housing and Non-Discrimination

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in this report on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements for GP Kaneohe Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Dwyer, Pemberton & Coulson
Tacoma, Washington
February 29, 2000

[LETTERHEAD OF MILLER, MAYER, SULLIVAN, & STEVENS, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
KSD Village Apartments, Phase II, Ltd,

We have audited the accompanying balance sheet of KSD Village Apartments, Phase II, Ltd. as of December 31, 1999 and the related statements of operations, partners' equity (deficit),and cash flows for the for the period inception September 18,1999 through December 31,1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KSD Village Apartments, Phase II, Ltd. L.P. as of December 31, 1999, and the results of its operations, partners' equity (deficit) and its cash flows for the period then ended, in conformity with generally accepted accounting principles.

/s/ Miller, Mayer, Sullivan, & LLP
Lexington, Kentucky
January 31, 2000

[LETTERHEAD OF MILLER, MAYER, SULLIVAN, & STEVENS, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Kanisa Apartments Ltd.

We have audited the accompanying balance sheet of Kanisa Apartments, Ltd., (a limited partnership) as of December 31, 1999 and the related statements of operations, partners' equity (deficit),and cash flows for the period inception October 11,1999 through December 31,1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kanisa Apartments, Ltd., as of December 31, 1999, and the results of its operations, partners' equity (deficit) and its cash flows for the period inception October 11,1999 through December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Miller, Mayer, Sullivan, & LLP
Lexington, Kentucky
February 8, 2000

[LETTERHEAD OF THOMAS HASKINS]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Guymon Housing Partners Limited Partnership d/b/a Blue Quail Apartments

I have audited the accompanying balance sheet of Guymon Housing Partners Limited Partnership, d/b/a Blue Quail Apartments as of December 31, 1999 and the related statements of operations, in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on our audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guymon Housing Partners Limited Partnership, d/b/a Blue Quail Apartments December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Miller, Mayer, Sullivan, & LLP
Fort Smith, Arkansas
April 6, 2000

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                       MARCH 31,
                                                               --------------------------
                                                                   2000          1999
                                                               ------------  ------------
Property and equipment - at cost, less accumulated
  depreciation (Notes 2 and 4)                                  $74,451,342   $45,600,010
Construction in progress                                                  0    12,796,728
Cash and cash equivalents (cost approximates market)
  (Notes 2 and 10)                                                4,384,477     3,438,165
Investments available-for-sale (Note 2)                           3,100,000    14,050,000
Cash held in escrow (Note 5)                                      1,670,171     1,640,145
Deferred costs, less accumulated amortization (Notes 2 and 6)     2,008,609     1,572,468
Other assets                                                        772,771       403,733
                                                                 ----------    ----------

Total assets                                                    $86,387,370   $79,501,249
                                                                 ==========    ==========


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)                                 $35,515,034   $18,782,185
Construction loans payable (Note 7)                               3,243,234     9,426,195
Accounts payable and other liabilities                            4,942,532     3,180,637
Due to local general partners and affiliates (Note 8)             3,822,627     7,535,407
Due to general partner and affiliates (Note 8)                      790,655       469,737
                                                                 ----------    ----------

Total liabilities                                                48,314,082    39,394,161
                                                                 ----------    ----------

Minority interest                                                 1,998,515       851,877
                                                                 ----------    ----------

Commitments and contingencies (Note 10)

Partners' capital (deficit):
Limited partners (100,000 BACs authorized;
  45,844 issued and outstanding) (Note 1)                        36,121,558    39,270,192
General partner                                                     (46,785)      (14,981)
                                                                 ----------    ----------

Total partners' capital (deficit)                                36,074,773    39,255,211
                                                                 ----------    ----------

Total liabilities and partners' capital (deficit)               $86,387,370   $79,501,249
                                                                 ==========    ==========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED MARCH 31,
                                                        ----------------------------------------
                                                             2000         1999           1998
                                                        ------------  ------------  ------------
Revenues
Rental income                                            $ 4,744,101   $ 2,561,056   $ 1,493,628
Other income (principally interest on capital
  contributions)                                             574,758       874,506     1,162,287
                                                          ----------   -----------    ----------

                                                           5,318,859     3,435,562     2,655,915
                                                          ----------    ----------    ----------

Expenses
General and administrative                                 1,608,923       915,872       599,319
General and administrative-related parties
(Note 8)                                                     567,675       410,506       399,042
Repairs and maintenance                                      694,613       418,470       234,038
Operating and other                                          561,033       290,932       228,449
Taxes                                                        240,559       130,787        69,841
Insurance                                                    214,181       142,360        97,821
Interest                                                   2,243,387     1,015,611       780,824
Depreciation and amortization                              2,375,364     1,357,572       814,609
                                                          ----------    ----------   -----------

Total expenses                                             8,505,735     4,682,110     3,223,943
                                                          ----------    ----------    ----------

Net loss before minority interest                         (3,186,876)   (1,246,548)     (568,028)

Minority interest in loss (income) of subsidiary
  partnerships                                                 6,438       (21,185)       16,171
                                                          ----------   -----------    ----------

Net loss                                                 $(3,180,438)  $(1,267,733)  $  (551,857)
                                                          ==========    ==========    ==========

Net loss - limited partners                              $(3,148,634)  $(1,255,056)  $  (546,338)
                                                          ==========    ==========    ==========

Number of BACs outstanding                                    45,844        45,844        45,844
                                                          ==========    ==========    ==========

Net loss per weighted average BAC                        $    (68.68)  $    (27.38)  $    (11.92)
                                                          ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 and 1998

                                                                  Limited        General
                                                      Total       Partners       Partner
                                                  ------------  ------------    ----------
Partners' capital - April 1, 1997                  $41,074,801   $41,071,586     $   3,215

Net loss                                              (551,857)     (546,338)       (5,519)
                                                    ----------    ----------      --------

Partners' capital (deficit) - March 31, 1998        40,522,944    40,525,248        (2,304)

Net loss                                            (1,267,733)   (1,255,056)      (12,677)
                                                    ----------    ----------      --------

Partners' capital (deficit) - March 31, 1999        39,255,211    39,270,192       (14,981)

Net loss                                            (3,180,438)   (3,148,634)      (31,804)
                                                    ----------    ----------      --------

Partners' capital (deficit) - March 31, 2000       $36,074,773   $36,121,558      $(46,785)
                                                    ==========    ==========       =======

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED MARCH 31,
                                                     --------------------------------------------
                                                          2000          1999             1998
                                                     -------------  -------------   -------------
Cash flows from operating activities:
Net loss                                              $ (3,180,438)  $ (1,267,733)   $   (551,857)
                                                       -----------    -----------     -----------
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation and amortization                            2,375,364      1,357,572         814,609
Minority interest in loss (income) of subsidiary
  partnerships                                               6,438        (21,185)         16,171
Increase in cash held in escrow                           (721,115)      (178,228)        (39,520)
Increase in other assets                                  (369,038)        (1,288)       (114,040)
Increase (decrease) in accounts payable and other
  liabilities                                            1,673,546     (1,004,522)        872,166
Increase in due from local general partners
  and affiliates                                           210,894         24,684         226,797
Decrease in due from local general partners
  and affiliates                                           (11,695)      (203,828)        (15,000)
Increase (decrease) in due to general partner and
  affiliates                                               320,918        (37,650)        294,686
                                                       -----------    -----------     -----------
Total adjustments                                        3,485,312        (64,445)      2,055,869
                                                       -----------    -----------     -----------

Net cash provided by (used in) operating activities        304,874     (1,332,178)      1,504,012
                                                       -----------    -----------     -----------

Cash flows from investing activities:
Acquisition of property and equipment                  (18,204,458)    (6,863,569)     (8,699,373)
(Increase) in construction in progress                           0     (9,949,738)    (10,565,714)
Decrease (increase) in cash held in escrow                 691,089        992,394      (1,548,895)
Increase in other assets                                         0        (10,875)        (15,000)
Increase in accounts payable and other
  liabilities                                               88,349        116,106         665,450
Increase in due to local general partners
  and affiliates                                         1,037,873      4,864,498       1,450,115
Decrease in due to local general partners
  and affiliates                                        (4,949,852)      (470,435)       (941,390)
Decrease (increase) in investments available-for-sale   10,950,000      2,950,000        (800,000)
Decrease (increase) in deferred costs                      124,369        (36,660)              0
                                                       -----------    -----------     -----------

Net cash used in investing activities                  (10,262,630)    (8,408,279)    (20,454,807)
                                                       -----------    -----------     -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                YEAR ENDED MARCH 31,
                                                     --------------------------------------------
                                                          2000          1999             1998
                                                     -------------  -------------   -------------
Cash flows from financing activities:
Proceeds from mortgage notes                             5,682,291     1,492,455     8,187,439
Repayments of mortgage notes                              (652,247)      (81,553)      (42,346)
Proceeds from construction loans                         8,106,210     5,004,863     5,957,776
Repayments of construction loans                        (2,586,366)   (3,047,357)   (2,279,189)
Increase in deferred costs                                (786,020)      (43,897)     (304,279)
Increase in capitalization of consolidated
  subsidiaries attributable to minority interest         1,140,200        42,370       181,971
                                                        ----------    ----------    ----------

Net cash provided by financing activities               10,904,068     3,366,881    11,701,372
                                                        ----------    ----------    ----------

Net increase (decrease) in
  cash and cash equivalents                                946,312    (6,373,576)   (7,249,423)

Cash and cash equivalents at beginning of year           3,438,165     9,811,741    17,061,164
                                                        ----------    ----------    ----------

Cash and cash equivalents at end of year               $ 4,384,477   $ 3,438,165   $ 9,811,741
                                                        ==========    ==========    ==========

Supplemental disclosure of cash flow
  information:
Cash paid during the year for interest,
  net of amounts capitalized                          $  1,034,111   $   706,423   $   481,162

Supplemental disclosures of noncash
  investing and financing activities:

Development fees due to local general
  partners and affiliates capitalized to
  property and equipment                              $          0   $         0   $ 1,335,161

Property and equipment reclassified from
  construction in progress                              12,796,728     6,447,994     2,281,098

Construction loans converted to mortgages
  loans                                                 11,702,805             0             0

Capitalization of deferred acquisition costs                     0             0       896,176

Increase in property and equipment due to
  the purchase of minority interest                              0        94,474     1,257,054

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

As of March 31, 2000, the Partnership has acquired limited partnership interests in fourteen subsidiary partnerships, all of which have been consolidated. The Partnership does not anticipate acquiring limited partnership interests in additional subsidiary partnerships. The Partnership's investments in Local Partnerships represent from 98.99% to 99.89% interests, except for one investment which is a 58.12% interest.

As of March 31, 2000, the Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. The solicitation for the subscription of BAC's was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996. As of March 31, 2000, the Partnership had raised a total of $45,844,000 representing 45,844 BACs.

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and fourteen, ten and nine subsidiary partnerships for the years ended March 31, 2000, 1999 and 1998, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Acquisition of Partnership interests are recorded under the purchase method of accounting. During the years ended March 31, 2000, 1999 and 1998 four, one and two multifamily properties with an aggregate of 211, 25, and 225 units, respectively were acquired in separate transactions from unaffiliated sellers.

Increases (decreases) in the capitalization of the consolidated subsidiaries attributable to minority interests arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $25,000, $23,000 and $89,000 for the years ended
March 31, 2000, 1999 and 1998, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

d)  Investments Available-For-Sale

At inception, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2000 and 1999, the Partnership has classified its securities as available for sale.

Available-for-sale securities are carried at fair value with net unrealized gain
(loss) reported as a separate component of partners' capital until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

At March 31, 2000 and 1999, the Partnership's investments classified as investments available-for-sale are carried at cost which approximates fair market value, have maturities of less than one year and consists of municipal bonds and municipal bond instruments. As further clarification, the maturities of the investments are approximately one month and therefore there are no material unrealized gains or losses.

e)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation ac-counts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using estimated future discounted net cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2000.

Through March 31, 2000, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

g)  Organization and Offering Costs

Costs incurred to organize the Partnership, including but not limited to legal, accounting and registration fees, are considered organization expenses. These costs were capitalized and amortized over a 60-month period. Pursuant to the provisions of Statement of Position No. 98-5, "Reporting on the Cost of Start-Up Activities", issued by the American Institute of Certified Public Accountants, the balance of the unamortized organization costs of approximately $101,000 was expensed during the year ended March 31, 2000.

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

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:

                                           March 31, 2000               March 31, 1999
                                     -------------------------     -------------------------
                                       Carrying                     Carrying
                                        Amount     Fair Value        Amount      Fair Value
                                     -----------   -----------     -----------   -----------
Mortgage notes payable for
  which it is:
Practicable to estimate fair value   $31,493,637   $31,343,201     $14,752,354   $14,752,354
Not practicable                      $ 4,021,397           (a)     $ 4,029,831           (a)

Construction loans payable
  for which it is:

Practicable to estimate fair value   $ 3,243,234   $ 3,243,234     $ 5,244,439     5,244,439
Not practicable                      $         0           (a)     $ 4,181,756           (a)

(a) Management believes it is not practicable to estimate the fair value of the mortgage notes and construction loans payable because mortgage programs with similar characteristics are not currently available to the partnerships.

The carrying amount of other assets and liabilities reported on the consolidated balance sheets that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                                March 31,               Estimated
                                      ----------------------------    Useful Lives
                                          2000             1999          (Years)
                                      -----------      -----------    ------------
Land                                  $ 3,306,472      $ 3,082,403
Building and improvements              74,671,748       44,438,298        27.5
Furniture and fixtures                  1,050,776          507,109         5-7
                                       ----------       ----------

                                       79,028,996       48,027,810
Less:  Accumulated depreciation        (4,577,654)      (2,427,800)
                                       ----------       ----------

                                      $74,451,342      $45,600,010
                                       ==========       ==========

Included in property and equipment at March 31, 2000 and 1999, was $1,770,677 of acquisition fees paid to the General Partner and $708,031 of third party acquisition expenses. In addition, as of March 31, 2000 and 1999, building and improvements and construction in progress includes $212,418 and $139,600, respectively, of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $4,235,495 and $3,012,784 to the local general partners and affiliates as of March 31, 2000 and 1999, respectively. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2000, 1999 and 1998 amounted to $2,149,854, $1,293,501 and $783,253, respectively.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                      March 31,
                                            ----------------------------
                                                2000             1999
                                            -----------      -----------
Purchase price payments*                     $  629,300       $1,320,389
Real estate taxes, insurance and other        1,040,871          319,756
                                              ---------        ---------

                                             $1,670,171       $1,640,145
                                              =========        =========

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                      March 31,
                                            ----------------------------
                                                2000             1999            Period
                                            -----------      -----------      -----------
Financing costs                              $  769,429       $  413,215           *
Deferred acquisition costs                    1,372,594        1,054,332          **
Organization costs                                    0          222,178       60 months
                                              ---------        ---------
                                              2,142,023        1,689,725
Less:  Accumulated amortization                (133,414)        (117,257)
                                              ---------        ---------

                                             $2,008,609       $1,572,468
                                              =========        =========

*Over the life of the related mortgage note.

**Will be capitalized as part of the cost of future acquisitions or charged to operations.

Amortization expense for the years ended March 31, 2000, 1999 and 1998 amounted to $225,510, $64,071 and $31,356, respectively.

During the year ended March 31, 2000, $209,353 of fully amortized deferred costs were written off.

NOTE 7 - Mortgage and Construction Loans Payable

The mortgage and construction loans are payable in aggregate monthly installments of approximately $108,000 including principal and interest with rates varying from 0% to 9.36% per annum and have maturity dates ranging from 2004 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents and leases, and are without further recourse.

Annual principal payment on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

Fiscal Year                             Amount
-----------                         -------------
2000                                 $   260,869
2001                                     268,424
2002                                     290,191
2003                                     314,115
2004                                     380,795
Thereafter                            34,000,640
                                      ----------

                                     $35,515,034
                                      ==========

The mortgage agreements generally require monthly deposits to replacement reserves and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

As of December 31, 1999 and 1998, two and four subsidiary partnerships, respectively, have construction loan commitments totaling approximately $4,503,000 and $12,561,000, respectively, with outstanding balances of approximately $3,243,000 and $9,426,000, respectively.

NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro-rata share of profits, losses and tax credits.

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2000, 1999 and 1998 are as follows:

A)  Acquisition Fees

The General Partner is entitled to an acquisition fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting in the selection and evaluation of Local Partnerships, in acquiring apartment complexes and supervising the construction of the complexes. Such fees will be capitalized as a cost of the investments upon closing of subsidiary partnerships acquisitions. As of both March 31, 2000 and 1999, $2,750,640 of such costs have been incurred, of which $1,770,677 have been capitalized. The balance is included in deferred costs.

B)  Guarantees

The Partnership has negotiated Development Deficit Guaranty Agreements with the development stage Local Partnerships in which it has invested, two of which have expired as of March

31, 2000. The Local General Partners and/or their affiliates have agreed to fund development deficits through the breakeven dates of each of the Local Partnerships. Such guarantees are defined in their respective agreements and generally there is no right of repayment to such Local General Partners. Amounts received under Development Deficit Guaranty from the developers of the properties purchased by the Partnership are treated as a reduction of the carrying value of the respective assets.

The Partnership has negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2000, 1999 and 1998, the gross amounts of the Operating Deficit Guarantees aggregate approximately $3,331,700, $2,665,000 and $1,848,000, respectively, none of which have expired as of March 31, 2000. All current Operating Deficit Guarantees expire within the next three years. As of March 31, 2000, $0 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

In addition, one Local Partnership has a Rent-Up Guaranty Agreement, in which the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. The Local General Partner has agreed to fund the Rent-Up Guaranty through the break-even date. As of March 31, 2000, the remaining amount of this Rent-Up Guaranty for the Local Partnership aggregated approximately $262,000 and it has not expired. There has not been any funding under this guaranty agreement. Amounts received under the guaranty will be treated as a reduction of the carrying value of the respective asset.

The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentives to the Local General Partners to generate positive cash flow.

C)  Related Party Expenses

Expenses incurred to related parties for the years ended March 31, 2000, 1999 and 1998 were as follows:

                                                             Year Ended March 31,
                                                   ----------------------------------------
                                                       2000          1999          1998
                                                   ------------  ------------  ------------
Partnership management fees (a)                     $   307,266   $   277,478   $   268,233
Expense reimbursements (b)                              127,058        83,667        98,985
Local administrative fees (d)                            38,000        19,000         5,000
                                                     ----------    ----------    ----------

Total general and administrative-
General Partner                                         472,324       380,145       372,218
                                                     ----------    ----------    ----------

Property management fees incurred
to affiliates of the subsidiary partnerships'
general partners (c)                                     95,351        30,361        26,824
                                                     ----------    ----------    ----------

Total general and administrative-
related parties                                     $   567,675   $   410,506   $   399,042
                                                     ==========    ==========    ==========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not previously paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $415,000 and $275,000 were accrued and unpaid as of March 31, 2000 and 1999, respectively.

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

(c) Property management fees incurred by the Local Partnerships amounted to $327,308, $177,091 and $80,213 for the years ended March 31, 2000, 1999 and
1998, respectively. Of these fees, $95,351, $30,361 and $26,824 was incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

D)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                      March 31,
                                            ----------------------------
                                                2000             1999
                                            -----------      -----------
Development fee payable                      $2,807,385       $2,478,167
Operating advances                               64,922          145,895
General partner loan payable                          0            4,000
General partner loan receivable                       0         (240,000)
Construction advances                           346,182          552,964
Construction costs payable                      464,086        4,516,430
Management and other fees                       140,052           77,951
                                              ---------        ---------

                                             $3,822,627       $7,535,407
                                              =========        =========

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                      Year Ended December 31,
                                              -----------------------------------------
                                                  1999          1998           1997
                                              ------------  ------------   ------------
Financial statement net loss                   $(3,180,438)  $(1,267,733)   $  (551,857)

Differences between depreciation and
amortization expense for financial
reporting purposes and income tax purposes        (138,624)     (113,752)         1,070

Differences resulting from parent company
having a different fiscal year for income
tax and financial reporting purposes               145,234       (41,671)      (137,249)

Tax exempt interest income                        (431,217)     (666,301)    (1,052,987)

Other, including accruals for financial
reporting purposes not deductible for
income tax purposes until paid                     530,867        77,968        462,725
                                                ----------    ----------     ----------

Net loss as shown on the income tax returns    $(3,074,178)  $(2,011,489)   $(1,278,298)
                                                ==========    ==========    ==========

NOTE 10 - Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation for up to $100,000. At March 31, 2000, uninsured cash and cash equivalents approximated $3,134,000.

b)  Leases

One subsidiary partnership is leasing the land on which the Project is located, for a term of 65 years starting on July 14, 1982. At December 31, 1999, the subsidiary partnership is obligated to pay rent of $1 per annum.

c)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a property when the credit period for such property commences. Because of the time required for the acquisition, completion and rent-up of properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $4,846,123, $2,659,921 and $1,267,926 of Housing Tax Credits and $6,450,724, $0 and $0 Historic Tax Credits during the 1999, 1998 and 1997 tax years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by Related Independence L.L.C. ("RILLC"), the General Partner. The members of RILLC are Related General II, L.P., a Delaware limited partnership ("RGII), Alan P. Hirmes and Stuart J. Boesky. RCMP, Inc., a Delaware corporation ("RCMP") is the sole general partner of RGII. The executive officers and directors of the General Partner of RCMP are as follows:

Name                              Position
----                              --------

Stephen M. Ross                   Director and President of RCMP

Alan P. Hirmes                    President and Member of RILLC

Andrew D. Augenblick              Director and Executive Vice President of RCMP

Michael J. Wechsler               Director and Executive Vice President of RCMP

Stuart J. Boesky                  Senior Vice President and Member of RILLC

Marc D. Schnitzer                 Vice President of RILLC

Denise L. Kiley                   Vice President of RILLC

Glenn F. Hopps                    Treasurer of RILLC

Teresa Wicelinski                 Secretary of RILLC

STEPHEN M. ROSS, 60, is a Director of RILLC. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 45, is President of RILLC. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

ANDREW D. AUGENBLICK, 39, is a Director and Executive Vice President of RCMP. Mr. Augenblick is also an Executive Vice President of The Related Companies, L.P. Prior to joining Related in 1985, he was with McKinsey & Company. Mr. Augenblick graduated from Dartmouth College when he received a Bachelor of Arts Degree and from the Harvard Graduate School of Business Administration when he received a Masters degree in Business Administration.

MICHAEL J. WECHSLER, 61, is a Director and Executive Vice President of RCMP. Mr. Wechsler joined the predecessor of The Related Companies, L.P. in 1987 as Chief Operating Officer and Executive Vice President and is the Chief Operating Officer and Executive Vice President of the Related Realty Group, Inc. Prior to that, he was Senior Vice President and a Managing Director of the Real Estate Division of Chemical Bank with overall responsibility for administration and lending activities of the Division in 25 states and New York City. He supervised a diversified portfolio of construction and real estate loans of over $3.5 billion. Mr. Wechsler attended the Massachusetts Institute of Technology when he received a Bachelor of Science degree in Civil Engineering and received his Masters in Business Administration from the Harvard Graduate School of Business Administration.

STUART J. BOESKY, 44, is a Vice President of RILLC. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 39, is a Vice President of RILLC. He is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 40, is responsible for overseeing the due diligence and asset management of the multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 37, is Treasurer of RILLC. Prior to joining Related in December, 1990, Mr. Hopps was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 34, is Secretary of RILLC. Prior to joining Related in June 1992, Ms. Wicelinski was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                      Name and address of       Amount and Nature of      Percentage
Title of Class        Beneficial Ownership      Beneficial Ownership       of Class
--------------        --------------------      --------------------      ----------
General Partnership   Related Independence      $1,000 capital               100%
Interest in the       L.L.C.                    contribution
Partnership           625 Madison Avenue        -directly owned
                      New York, NY  10022

Independence SLP IV L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in the Local Partnerships. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of June 18, 2000 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the General Partner of RCMP and (iii) the directors and executive officers of the General Partners of RCMP as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                    Amount and Nature of      Percentage
Name of Beneficial Owner (1)        Beneficial Ownership       of Class
----------------------------        --------------------      ----------
Lehigh Tax Credit Partners, Inc.    2,868.06(2)               6.3%
J. Michael Fried                    2,868.06(2)(3)            6.3%
Andrew D. Augenblick                --                        --
Michael J. Wechsler                 --                        --
Alan P. Hirmes                      2,868.06(2)(3)            6.3%
Stuart J. Boesky                    2,868.06(2)(3)            6.3%
Stephen M. Ross                     2,868.06(2)(3)            6.3%
Marc D. Schnitzer                   2,868.06(2)(3)            6.3%
Glenn F. Hopps                      --                        --
Teresa Wicelinski                   --                        --

All directors and executive
officers of the general partner
of the Related General Partner as
a group (nine persons)              2,868.06(2)(3)            6.3%

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. ("Lehigh III") and Lehigh Tax Credit Partners, Inc. (the "Managing Member") on January 25, 1999 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated October 6, 1998 among the Partnership, Lehigh III and Related Independence Associates IV L.P. ("RIA") (the "Standstill Agreement"), Lehigh III agreed that, prior to October 6, 2008 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates not to (i) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (ii) form, join or otherwise participate in a "group" (within the meaning of Section 13(d)(3) of the Act) with respect to any voting securities of the Partnership, except that those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (iii) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (iv) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement, Lehigh III also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh is entitled to vote its BACs as it determines with regard to any proposal (i) to remove RIA as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of RIA or its affiliates. The discussion herein of the Standstill Agreement is subject to and qualified in its entirety by reference to such agreement, a copy of which is attached hereto as an exhibit and incorporated herein by reference. The addresses of each of the Partnership, Lehigh III and RIA is 625 Madison Avenue, New York, New York 10022.

(3) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried who owns only an economic interest.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   FINANCIAL STATEMENTS

         Independent Auditors' Report                                     13

         Consolidated Balance Sheets at March 31, 2000 and 1999           40

         Consolidated Statements of Operations for the Years Ended
         March 31, 2000, 1999 and 1998                                    41

         Consolidated Statements of Changes in Partners' Capital
         (Deficit) for the Years Ended March 31, 2000, 1999 and 1998      42

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2000, 1999 and 1998                                    43

         Notes to Consolidated Financial Statements                       45

(a) 2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         Independent Auditors' Report                                     67

         Schedule I - Condensed Financial Information of Registrant       68

         Schedule III - Real Estate and Accumulated Depreciation          71

         All other schedules have been omitted because they are not required or because the required information is contained in the financial state ments or notes thereto.

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

(3B)     Form of Amended and Restated Agreement of Limited
         Partnership of Independence Tax Credit Plus L.P. IV, attached to the Prospectus as Exhibit A**

(3C)     Certificate of Limited Partnership of Independence Tax
         Credit Plus L.P. IV as filed on February 22, 1995*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)    Escrow Agreement between Independence Tax Credit Plus
         L.P. IV and Bankers Trust Company*

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

(10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10D)    Form of Amended and Restated Agreement of Limited
         Partnership of Local Partnerships*

(21)     Subsidiaries of the Registrant                                   64

(27)     Financial Data Schedule (filed herewith)                         73

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                   Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)             of Organization
         ------------------------------                          ---------------

         BX-8A Team Associates, L.P.                                   NY
         Westminster Park Plaza                                        CA
         Fawcett Street Limited Partnership                            WA
         Figueroa Senior Housing Limited Partnership                   CA
         NNPHI Senior Housing Limited Partnership                      CA
         Belmont/McBride Apartments Limited Partnership                NJ
         New Zion Apartments Limited Partnership                       LA
         Bakery Village Urban Renewal Associates, L.P.                 NJ
         Sojourner Douglass, L.P.                                      NJ
         Marlton Housing Partnership, L.P.                             PA
         GP Kaneohe Limited Partnership                                HI
         KSD Village Apartments, Phase II, Ltd.                        KY
         Kanisa Apartments, Ltd.                                       KY
         Guymon Housing Partners, L.P.                                 OK


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


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
                                  (Registrant)



                             By:  RELATED INDEPENDENCE L.L.C.,
                                  a General Partner



Date: June 21, 2000               By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes
                                      President and Member
                                      (principal executive and
                                      financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                             Title                       Date
-----------------------    -------------------------------------   -------------



                           President and Chief Executive Officer
                           Director and President of RCMP, Inc.,
/s/ Stephen M. Ross        the general partner of Related
-------------------        General II L.P., a Member of Related
Stephen M. Ross            Independence L.L.C.                     June 21, 2000



                           President and Member of
/s/ Alan P. Hirmes         Related Independence L.L.C.
------------------         (principal executive and
Alan P. Hirmes             financial officer)                      June 21, 2000



                           Director and Executive Vice President
/s/ Andrew D. Augenblick   of RCMP, Inc., the general partner of
------------------------   Related General II L.P., a Member of
Andrew D. Augenblick       Related Independence L.L.C.             June 21, 2000



                           Director and Executive Vice President
/s/ Michael J. Wechsler    of RCMP, Inc., the general partner of
-----------------------    Related General II L.P., a Member of
Michael J. Wechsler        Related Independence L.L.C.             June 21, 2000


/s/ Stuart J. Boesky       Vice President and Member of
--------------------       Related Independence L.L.C.             June 21, 2000
Stuart J. Boesky


/s/ Glenn F. Hopps         Treasurer of Related Independence
------------------         L.L.C. (principal accounting officer)   June 21, 2000
Glenn F. Hopps

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES




To the Partners of
Independence Tax Credit Plus L.P. IV and Subsidiaries



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. IV and Subsidiaries included in the Form 10-K as presented in our opinion dated June 2, 2000, which is based in part on the reports of other auditors, we have also audited supporting Schedule I as of March 31, 2000 and 1999 and for the years ended March 31, 2000, 1999 and 1998 and Schedule III as of March 31, 2000 and for the years ended March 31, 2000, 1999 and 1998. In our opinion, based on our audits and the reports of the other auditors, these schedules present fairly, when read in conjunction with the related financial statements, the financial data required to be set forth therein.





/s/ Friedman Alpren & Green LLP
Friedman Alpren & Green LLP

New York, New York
June 2, 2000

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)







                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                  March 31,
                                                         --------------------------
                                                             2000          1999
                                                         ------------  ------------
Cash and cash equivalents                                 $ 1,129,135   $ 1,663,353
Investments available for sale                              3,100,000    14,050,000
Investment in subsidiary partnerships                      29,136,689    20,252,787
Cash held in escrow                                           629,300     1,320,389
Other assets                                                2,592,061     2,238,142
                                                           ----------    ----------

Total assets                                              $36,587,185   $39,524,671
                                                           ==========    ==========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                     $   472,321   $   255,467
Other liabilities                                              40,091        13,993
                                                           ----------    ----------

Total liabilities                                             512,412       269,460

Partners' capital                                          36,074,773    39,255,211
                                                           ----------    ----------

Total liabilities and partners' capital                   $36,587,185   $39,524,671
                                                           ==========    ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)





                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Year Ended March 31,
                                                 ----------------------------------------
                                                     2000          1999          1998
                                                 ------------  ------------  ------------
Revenues

Interest income                                   $   338,749   $   596,606   $ 1,020,860
                                                   ----------    ----------    ----------




Expenses

Administrative and management                         183,303       119,837       175,712
Administrative and management-related parties         434,324       374,452       367,218
Amortization                                           15,000        10,000        10,000
                                                   ----------    ----------    ----------

Total expenses                                        632,627       504,289       552,930
                                                   ----------    ----------    ----------

Income from operations                                293,878        92,317       467,930

Equity in loss of subsidiary partnerships          (3,474,316)   (1,360,050)   (1,019,787)
                                                   ----------    ----------    ----------

Net loss                                          $(3,180,438)  $(1,267,733)  $  (551,857)
                                                   ==========    ==========    ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Year Ended March 31,
                                                         ----------------------------------------
                                                             2000          1999          1998
                                                         ------------  ------------  ------------
Cash flows from operating activities:

Net loss                                                  $(3,180,438)  $(1,267,733)  $  (551,857)
                                                           ----------    ----------    ----------
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:

Amortization                                                   15,000        10,000        10,000
Equity in loss of subsidiary partnerships                   3,474,316     1,360,050     1,019,787
(Increase) decrease in other assets                          (353,919)   (1,081,919)      897,854
Increase (decrease) in liabilities:
Due to general partner and affiliates                         216,854       (40,850)       93,616
Other liabilities                                              26,098        11,150          (961)
                                                           ----------    ----------    ----------

Total adjustments                                           3,378,349       258,431     2,020,296
                                                           ----------    ----------    ----------

Net cash provided by (used in) operating activities           197,911    (1,009,302)    1,468,439
                                                           ----------    ----------    ----------

Cash flows from investing activities:

Decrease (increase) in investments available for sale      10,950,000     2,950,000      (800,000)
Decrease (increase) in cash held in escrow                    691,089       992,394    (1,548,895)
Investments in subsidiary partnerships                    (12,373,218)   (6,808,326)   (8,543,660)
                                                           ----------    ----------    ----------

Net cash used in investing activities                        (732,129)   (2,865,932)  (10,892,555)
                                                           ----------    ----------    ----------

Net decrease in cash and cash
  equivalents                                                (534,218)   (3,875,234)   (9,424,116)

Cash and cash equivalents, beginning of year                1,663,353     5,538,587    14,962,703
                                                           ----------    ----------    ----------

Cash and cash equivalents, end of year                    $ 1,129,135   $ 1,663,353  $  5,538,587
                                                           ==========    ==========   ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2000

                                                             Initial Cost to Partnership  Cost Capitalized
                                                             ---------------------------    Subsequent to
                                                                         Buildings and       Acquisition:
            Description                       Encumbrances     Land      Improvements       Improvements
------------------------------------          ------------  ----------   -------------    ----------------
Apartment Complexes

BX-8A Team Associates, L.P.                    $ 1,857,032  $    5,467    $2,667,819         $   145,310
  Bronx, NY
Westminster Park Plaza                           7,972,699   1,197,697     8,093,774           1,907,044
  Los Angeles, CA
Fawcett Street Limited Partnership               2,044,045     390,654     4,247,465             115,495
  Tacoma, WA
Figueroa Senior Housing Limited Partnership      2,820,139     279,000     4,978,250             353,464
  Los Angeles, CA
NNPHI Senior Housing Limited Partnership         3,907,880     709,657     6,135,419             117,862
  Los Angeles, CA
Belmont/McBride Apartments                       2,905,233     154,934     5,627,693           2,203,436
  Limited Partnership
  Paterson, NJ
Sojourner Douglass, L.P.                         1,977,352     141,297     2,573,950              87,810
  Paterson, NJ
New Zion Apartments Limited Partnership          1,136,893      20,000     2,688,770              52,527
  Shreveport, LA
Bakery Village Urban Renewal                     4,610,433      50,000    14,912,416           2,427,375
  Associates, L.P.
  Montclair, NJ
Marlton Housing Partnership, L.P.                1,849,000       2,648     1,547,121           1,680,120
  Philadelphia, PA
GP Kaneohe Limited Partnership                   2,267,320           0     3,306,828              10,799
  Kaneohe, HI
KSD Village Apartments, Phase II Ltd.              599,426           0       887,539              10,799
  Danville, KY
Kanisa Apartments Ltd.                           3,038,808     106,592     4,846,543              10,799
  Fayette County, KY
Guymon Housing Partners, L.P.                    1,772,008      84,918     4,238,907              10,798
  Guymon, OK
                                                ----------   ---------    ----------           ---------

                                               $38,758,268  $3,142,864   $66,752,494          $9,133,638
                                                ==========   =========    ==========           =========

                                               Gross Amount at which Carried At Close of Period
                                               ------------------------------------------------           Year of
                                                          Buildings and                Accumulated     Construction/     Date
            Description                         Land       Improvements      Total     Depreciation     Renovation     Acquired
------------------------------------          ----------  -------------  ------------  ------------    -------------   --------
Apartment Complexes

BX-8A Team Associates, L.P.                   $   11,505   $  2,807,091  $  2,818,596   $   396,592       1995-96      Oct. 1995
  Bronx, NY
Westminster Park Plaza                         1,292,353      9,906,162    11,198,515       945,430       1996-97      June 1996
  Los Angeles, CA
Fawcett Street Limited Partnership               396,310      4,357,304     4,753,614       544,097       1996-97      June 1996
  Tacoma, WA
Figueroa Senior Housing Limited Partnership      291,304      5,319,410     5,610,714       371,660       1996-97      Nov. 1996
  Los Angeles, CA
NNPHI Senior Housing Limited Partnership         715,314      6,247,624     6,962,938       434,966       1996-97      Dec. 1996
  Los Angeles, CA
Belmont/McBride Apartments                       182,560      7,803,503     7,986,063       528,873       1997-98      Jan. 1997
  Limited Partnership
  Paterson, NJ
Sojourner Douglass, L.P.                         143,923      2,659,134     2,803,057       278,763       1997-98      Feb. 1997
  Paterson, NJ
New Zion Apartments Limited Partnership           22,626      2,738,671     2,761,297       264,194       1997-98      Oct. 1997
  Shreveport, LA
Bakery Village Urban Renewal                      52,626     17,337,165    17,389,791       486,867       1997-98      Dec. 1997
  Associates, L.P.
  Montclair, NJ
Marlton Housing Partnership, L.P.                  4,282      3,225,607     3,229,889        46,623       1998-99      May 1998
  Philadelphia, PA
GP Kaneohe Limited Partnership                       540      3,317,087     3,317,627        58,122       1999-00      July 1999
  Kaneohe, HI
KSD Village Apartments, Phase II Ltd.                539        897,798       898,337        10,354       1999-00      July 1999
  Danville, KY
Kanisa Apartments Ltd.                           107,132      4,856,802     4,963,934        29,526       1998-99      Oct. 1999
  Fayette County, KY
Guymon Housing Partners, L.P.                     85,458      4,249,166     4,334,624       181,587       1998-99      Dec. 1999
  Guymon, OK
                                               ---------     ----------    ----------     ---------

                                              $3,306,472    $75,722,524   $79,028,996    $4,577,654
                                               =========     ==========    ==========     =========

                                                 Life on which
                                                Depreciation in
                                                 Latest Income
                                                Statements are
            Description                           Computed(a)
------------------------------------            ---------------
Apartment Complexes

BX-8A Team Associates, L.P.                       27.5 years
  Bronx, NY
Westminster Park Plaza                            27.5 years
  Los Angeles, CA
Fawcett Street Limited Partnership                27.5 years
  Tacoma, WA
Figueroa Senior Housing Limited Partnership       27.5 years
  Los Angeles, CA
NNPHI Senior Housing Limited Partnership          27.5 years
  Los Angeles, CA
Belmont/McBride Apartments                        27.5 years
  Limited Partnership
  Paterson, NJ
Sojourner Douglass, L.P.                          27.5 years
  Paterson, NJ
New Zion Apartments Limited Partnership           27.5 years
  Shreveport, LA
Bakery Village Urban Renewal                      27.5 years
  Associates, L.P.
  Montclair, NJ
Marlton Housing Partnership, L.P.                 27.5 years
  Philadelphia, PA
GP Kaneohe Limited Partnership                    7-40 years
  Kaneohe, HI
KSD Village Apartments, Phase II Ltd.             10-40 years
  Danville, KY
Kanisa Apartments Ltd.                            5-40 years
  Fayette County, KY
Guymon Housing Partners, L.P.                     27.5 years
  Guymon, OK

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2000

                                           Cost of Property and Equipment                        Accumulated Depreciation
                                   ---------------------------------------------       ------------------------------------------
                                                                          Year Ended March 31,
                                   ----------------------------------------------------------------------------------------------
                                      2000             1999              1998             2000            1999            1998
                                   -----------      -----------      -----------       ----------      ----------      ----------
Balance at beginning of year       $48,027,810      $34,621,773      $20,152,911       $2,427,800      $1,134,299      $  351,046
Additions during year:
Land, building and improvements     31,001,186       13,406,037       14,468,862
Depreciation expense                                                                    2,149,854       1,293,501         783,253
                                    ----------       ----------       ----------        ---------       ---------       ---------
Balance at close of year           $79,028,996      $48,027,810      $34,621,773       $4,577,654      $2,427,800      $1,134,299
                                    ==========       ==========       ==========        =========       =========       =========

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.