Form 10-Q
period 2000-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2000-08-01
CIK 940329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR
-------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-89968

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          13-3809869
-------------------------------                         ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

 625 Madison Avenue, New York, New York                      10022
----------------------------------------                   ---------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                         -----------   ------------
                                           June 30,      March 31,
                                            2000          2000
                                         -----------   ------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $5,180,772 and $4,577,654,
  respectively                           $73,861,649   $74,451,342
Cash and cash equivalents                  5,320,557     4,384,477
Investments available for sale             1,300,000     3,100,000
Cash held in escrow                        2,208,648     1,670,171
Deferred costs, net of accumulated
  amortization of $161,249 and $133,414,
  respectively                             1,980,774     2,008,609
Other assets                                 605,732       772,771
                                         -----------   -----------
Total assets                             $85,277,360   $86,387,370
                                         ===========   ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                         -----------   ------------
                                           June 30,      March 31,
                                            2000          2000
                                         -----------   ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
Mortgage notes payable                   $35,502,228   $35,515,034
Construction loans payable                 3,243,234     3,243,234
Accounts payable and other
  liabilities                              5,269,348     4,942,532
Due to local general partners and
  affiliates                               3,463,789     3,822,627
Due to general partner and affiliates        842,380       790,655
                                         -----------   -----------
Total liabilities                         48,320,979    48,314,082
                                         -----------   -----------

Minority interest                          1,957,693     1,998,515
                                         -----------   -----------
Partners' capital (deficit):
Limited partners (45,844 BACs
  issued and outstanding)                 35,056,234    36,121,558
General partner                              (57,546)      (46,785)
                                         -----------   -----------
Total partners' capital (deficit)         34,998,688    36,074,773
                                         -----------   -----------
Total liabilities and partners'
  capital (deficit)                      $85,277,360   $86,387,370
                                         ===========   ===========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                         -------------------------
                                           Three Months Ended
                                                June 30,
                                         -------------------------
                                             2000         1999
                                         -----------   -----------
Revenues
  Rental income                           $1,245,706   $   804,919
  Other income (principally interest
   on capital contributions)                  97,885       149,380
                                         -----------   ----------
Total revenues                             1,343,591       954,299
                                         -----------   ----------

Expenses
  General and administrative                 469,166       253,193
  General and administrative-
    related parties (Note 2)                 150,746       131,785
  Repairs and maintenance                    195,244       132,889
  Operating                                  161,752        79,915
  Taxes                                       95,585        18,767
  Insurance                                   67,597        37,771
  Interest                                   657,228       261,849
  Depreciation and amortization              632,578       358,931
                                         -----------   ----------
Total expenses                             2,429,896     1,275,100
                                         -----------   ----------

Loss before minority interest
  and extraordinary item                  (1,086,305)     (320,801)
Minority interest in loss income
  of subsidiary partnerships                  10,220         4,520
                                         -----------   ----------
Loss before extraordinary item            (1,076,085)     (316,281)
Extraordinary item-cumulative
  effect of a change in accounting
  principle - amortization of
  organization costs                               0      (132,520)
                                         -----------   ----------
Net loss                                 $(1,076,085)  $  (448,801)
                                         ===========   ==========

Limited Partners Share:
Loss before extraordinary item           $(1,065,324)  $  (313,118)
Extraordinary item                                 0      (131,195)
                                         -----------   ----------

Net loss - limited partners              $(1,065,324)  $  (444,313)
                                         ===========   ==========

Number of BACs outstanding                    45,844        45,844
                                         ===========   ==========

Net loss per BAC before
  extraordinary item                     $    (23.24)  $     (6.83)
Extraordinary item per BAC                         0         (2.86)
                                         -----------   ----------

Net loss per BAC                         $    (23.24)  $    (9.69)
                                         ===========   ==========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                   ---------------------------------------
                                    Limited      General
                        Total       Partners     Partner
                   ---------------------------------------
Partners' capital
  (deficit) -
  April 1, 2000    $36,074,773   $36,121,558   $  (46,785)
Net loss            (1,076,085)   (1,065,324)     (10,761)
                    -----------   -----------   ----------
Partners' capital
  (deficit)-
  June 30, 2000    $34,998,688   $35,056,234   $  (57,546)
                    ==========    ==========    ==========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                          ---------------------------
                                             Three Months Ended
                                                   June 30,
                                          ---------------------------
                                             2000             1999
                                          ---------------------------
Cash flows from operating activities:
Net loss                                  $(1,076,085)   $ (448,801)
                                          -----------    ----------
Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
Depreciation and amortization                 632,578       358,931
Cumulative effect of change in
  accounting principle - amortization
  of organization costs                             0       132,520
Minority interest in loss
  of subsidiary properties                    (10,220)       (4,520)
Increase in cash held in escrow              (538,477)     (469,027)
Decrease (increase) in other assets           167,039        (8,304)
Increase in accounts payable
  and other liabilities                       490,415       706,454
Increase in due to local general
  partners and affiliates                     144,615        45,233
Decrease in due to local general
  partners and affiliates                    (503,453)            0
Increase in due to general
  partner and affiliates                       51,725       172,051
                                          -----------    ----------
  Total adjustments                           434,222       933,338
                                          -----------    ----------

Net cash (used in) provided by
  operating activities                       (641,863)      484,537
                                          -----------    ----------



                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)
                                          ---------------------------
                                                Three Months Ended
                                                     June 30,
                                          ---------------------------
                                                2000         1999
                                          ---------------------------
Cash flows from investing activities:
Increase in property and equipment            (13,425)   (5,426,973)
Increase in construction in progress                0      (796,907)
Decrease in cash held in escrow                     0       185,509
Decrease in accounts payable and
  other liabilities                          (163,599)            0
Increase in due to local general
  partners and affiliates                           0       787,807
Decrease in due to local general
  partners and affiliates                           0      (626,965)
Decrease in investments
  available for sale                        1,800,000     2,450,000
Increase in deferred costs                          0       (30,176)
                                          -----------    ----------
Net cash provided by (used in)
  investing activities                      1,622,976    (3,457,705)
                                          -----------    -----------
Cash flows from financing activities:
Proceeds from mortgage notes                   19,764             0
Repayments of mortgage notes                  (32,570)      (21,519)
Proceeds from construction loans                    0     1,987,694
Increase in deferred costs                     (1,625)     (181,343)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest           (30,602)            0
                                          -----------    ----------
Net cash (used in) provided by
  financing activities                        (45,033)    1,784,832
                                          -----------    ----------

Net increase (decrease) in cash
  and cash equivalents                        936,080    (1,188,336)
Cash and cash equivalents at
  beginning of period                       4,384,477     3,438,165
                                          -----------    ----------
Cash and cash equivalents at
  end of period                            $5,320,557    $2,249,829
                                          ===========    ==========



                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)
                                          ---------------------------
                                                Three Months Ended
                                                     June 30,
                                          ---------------------------
                                                2000         1999
                                          ---------------------------
Supplemental disclosures of
  noncash investing and financing
  activities:

Property and equipment
  reclassified from construction
  in progress                              $        0    11,273,436

Conversion of construction loans
  to mortgage notes                        $        0     2,500,000


See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

As of June 30, 2000, the Partnership has acquired a limited partnership interest in fourteen subsidiary partnerships, all of which have been consolidated. The Partnership does not anticipate acquiring limited partnership interests in any additional subsidiary partnerships. The Partnership's investment in each Local Partnership represents from 98.99% to 99.98% with one Local Partnership at 58.12% of the partnership interests in the Local Partnership. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnership.

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

                     INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $3,000 and $2,000 for the three months ended June 30, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

In April of 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". This statement provides guidance on the financial reporting of start-up costs and organization costs. This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 1998. Such change in accounting principle amounted to a charge to operations of $132,520 for the three months ended June 30, 1999.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2000 and the results of operations and its cash flows for the three months ended June 30, 2000 and 1999. However, the operating results for the three months ended June 30, 2000 may not be indicative of the results for the year.

                     INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.


The costs incurred to related parties for the three months ended June 30, 2000 and 1999 were as follows:

                                       -------------------------
                                          Three Months Ended
                                                June 30,
                                       -------------------------
                                           2000          1999
                                       -------------------------
Partnership management fees (a)        $    82,399   $    69,369
Expense reimbursement (b)                   28,831        40,845
Local administrative fee (c)                 9,500         5,000
                                       -----------   -----------
Total general and administrative-
  General Partner                          120,730       115,214
                                       -----------   -----------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (d)        30,016        16,571
                                       -----------   -----------
Total general and administrative-
  related parties                      $   150,746   $   131,785
                                       ===========   ===========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $473,000 and $415,000 were accrued and unpaid as of June 30, 2000 and March 31, 2000, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reim-

                     INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

bursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

(d) Property management fees incurred by the Local Partnerships amounted to $85,073 and $54,761 for the three months ended June 30, 2000 and 1999, respectively. Of these fees $30,016 and $16,571 were incurred to affiliates of the subsidiary partnerships' general partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending acquisition of and final payments to Local Partnerships and (ii) working capital reserves and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

As of June 30, 2000, the Partnership has invested approximately $37,669,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $2,997,000 remains to be paid to the Local Partnerships (including approximately $629,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the three months ended June 30, 2000, approximately $765,000 was paid to Local Partnerships (none of which was released from escrow). The Partnership has completed acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no increases in purchase price adjustments during the three months ended June 30, 2000.

For the three months ended June 30, 2000, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships increased approximately $936,000 due to a decrease in investments available for sale ($1,800,000) and proceeds from mortgage notes ($20,000) which exceeded cash used in operating activities ($642,000), a decrease in accounts payable and other liabilities relating to investing activities ($164,000), an increase in property and equipment ($13,000), an increase in deferred costs relating to financing activities ($2,000), repayments of mortgage notes ($33,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($31,000). Included in the adjustments to reconcile the net loss to cash used in operations is depreciation and amortization of approximately $633,000.

A working capital reserve has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At June 30, 2000, there is approximately $1,048,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the

Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. Cash distributions from the Local Partnership will be relatively immaterial. During the three months ended June 30, 2000, there has been no cash distributions from the Local Partnerships.

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

RESULTS OF OPERATIONS

As of June 30, 2000 and 1999, the Partnership had acquired an interest in fourteen and ten Local Partnerships, all of which were consolidated at June 30, 2000 and 1999, respectively. The Partnership does not intend to acquire any additional interests in Local Partnerships.

The Partnership's results of operations for the three months ended June 30, 2000 and 1999 consisted primarily of (1) approximately $39,000 and $120,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fourteen and ten consolidated Local Partnerships, respectively.

For the three months ended June 30, 2000 as compared to the corresponding period in 1999, rental income and all categories of expenses increased and the results of operations are not comparable due to the acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction and rent up of properties. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be included in or released to Local Partnerships. Other income decreased approximately $51,000 for the three months ended June 30, 2000 as compared to the corresponding period in 1999 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships.

Extraordinary item - amortization of organization costs decreased by approximately $133,000 for the three months ended June 30, 2000 as compared to the corresponding period in 1999 due to the adoption of SOP 98-5, pursuant to which the Partnership is required to charge all unamortized organization costs as of January 1, 1999.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
                                  (Registrant)


                      By: RELATED INDEPENDENCE L.L.C.,
                          General Partner

Date:  July 31, 2000

                          By:/s/ Alan P. Hirmes
                             ------------------
                             Alan P. Hirmes,
                             President and Member
                             (principal executive and financial officer)

Date:  July 31, 2000

                          By:/s/ Glenn F. Hopps
                             ------------------
                             Glenn F. Hopps,
                             Treasurer
                             (principal accounting officer)