Form 10-Q
period 2000-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2000-11-01
CIK 940329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
 -----   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR
 -----   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-89968

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                      13-3809869
------------------------------                    -------------------
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


625 Madison Avenue, New York, New York                   10022
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets


                                        ==============   ===========
                                         September 30,    March 31,
                                            2000           2000
                                        --------------   -----------
                                        (Unaudited)
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $5,794,990 and $4,577,654,
  respectively                             $73,259,005   $74,451,342
Cash and cash equivalents                    5,092,439     4,384,477
Investments available for sale                       0     3,100,000
Cash held in escrow                          2,114,159     1,670,171
Deferred costs, net of accumulated
  amortization of $190,661 and $133,414,
  respectively                               1,951,362     2,008,609
Other assets                                   514,933       772,771
                                            ----------  ------------
Total assets                               $82,931,898   $86,387,370
                                            ==========    ==========



                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (continued)

                                        ==============   ===========
                                         September 30,    March 31,
                                            2000           2000
                                        --------------   -----------
                                        (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
Mortgage notes payable                     $36,668,954   $35,515,034
Construction loans payable                     599,426     3,243,234
Accounts payable and other
  liabilities                                5,440,635     4,942,532
Due to local general partners and
  affiliates                                 3,321,048     3,822,627
Due to general partner and affiliates          968,591       790,655
                                            ----------  ------------
Total liabilities                           46,998,654    48,314,082
                                            ----------    ----------

Minority interest                            1,960,993     1,998,515
                                            ----------  ------------
Partners' capital (deficit):
Limited partners (45,844 BACs
  issued and outstanding)                   34,040,061    36,121,558
General partner                                (67,810)      (46,785)
                                            ----------    ----------
Total partners' capital (deficit)           33,972,251    36,074,773
                                            ----------    ----------
Total liabilities and partners'
  capital (deficit)                        $82,931,898   $86,387,370
                                            ==========    ==========

See Accompanying Notes to Consolidated Financial Statements.



                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                          ==================         ====================
                          Three Months Ended           Six Months Ended
                            September 30,               September 30,
                          ------------------         --------------------
                          2000         1999          2000         1999
                          ------------------         --------------------
Revenues
Rental income          $1,280,858  $  953,906    $ 2,526,564   $1,758,825
Other income
  (principally
  interest
  on capital
  contributions)          116,170     151,738        214,055      301,118
                        ---------   ---------     ----------    ---------
Total revenues          1,397,028   1,105,644      2,740,619    2,059,943
                        ---------   ---------     ----------    ---------

Expenses
General and
  administrative          494,527     391,356        963,693      644,549
General and
  administrative-
  related parties         159,522     122,838        310,268      254,623
Repairs and
  maintenance             220,598     140,157        415,842      273,046
Operating                 146,442     104,955        308,194      184,870
Taxes                      67,737      65,870        163,322       84,637
Insurance                  53,289      43,724        120,886       81,495
Interest                  634,420     286,266      1,291,648      548,115
Depreciation and
  amortization            643,630     473,155      1,276,208      964,606
                        ---------   ---------     ----------    ---------
Total expenses          2,420,165   1,628,321      4,850,061    3,035,941
                        ---------   ---------     ----------    ---------

Loss before
  minority
  interest             (1,023,137)   (522,677)    (2,109,442)    (975,998)
Minority interest in
  (income) loss of
  subsidiary
  partnerships             (3,300)     13,469          6,920       17,989
                        ---------   ---------     ----------    ---------

Net loss              $(1,026,437) $ (509,208)   $(2,102,522)  $ (958,009)
                        =========   =========     ==========    =========

Net loss - limited
  partners            $(1,016,173) $ (504,116)   $(2,081,497)  $ (948,429)
                        =========   =========     ==========    =========

Number of BACs
  outstanding              45,844      45,844         45,844       45,844
                        =========   =========     ==========    =========

Net loss per BAC      $    (22.16) $   (11.00)   $    (45.40)  $   (20.69)
                        =========   =========     ==========    =========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
   Consolidated Condensed Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                   =======================================
                                    Limited      General
                        Total       Partners     Partner
                   ---------------------------------------
Partners' capital
  (deficit) -
  April 1, 2000    $36,074,773   $36,121,558     $(46,785)
Net loss            (2,102,522)   (2,081,497)     (21,025)
                   -----------   -----------      -------
Partners' capital
  (deficit)-
  September 30,
  2000             $33,972,251   $34,040,061     $(67,810)
                    ==========    ==========      =======

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                        ============================
                                             Six Months Ended
                                              September 30,
                                        ----------------------------
                                           2000            1999
                                        ----------------------------
Cash flows from operating activities:
Net loss                                $(2,102,522)    $  (958,009)
                                          ---------      ----------
Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
Depreciation and amortization             1,276,208         964,606
Minority interest in loss
  of subsidiary properties                   (6,920)        (17,989)
Increase in cash held in escrow            (443,988)       (645,613)
Decrease (increase) in other assets         257,838         (53,440)
Increase in accounts payable
  and other liabilities                     661,702       1,163,561
Increase in due to local general
  partners and affiliates                    51,750         170,233
Decrease in due to local general
  partners and affiliates                  (553,329)        (11,483)
Increase in due to general
  partner and affiliates                    177,936          79,047
                                          ---------      ----------
  Total adjustments                       1,421,197       1,648,922
                                          ---------      ----------

Net cash (used in) provided by
  operating activities                     (681,325)        690,913
                                          ---------      ----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                        ============================
                                             Six Months Ended
                                              September 30,
                                        ----------------------------
                                           2000            1999
                                        ----------------------------
Cash flows from investing activities:
Increase in property and equipment          (24,999)     (5,496,320)
Increase in construction in progress              0      (2,136,945)
Decrease in cash held in escrow                   0         187,324
Decrease in accounts payable and
  other liabilities                        (163,599)              0
Decrease in due to local general
  partners and affiliates                         0      (2,666,762)
Decrease in investments
  available for sale                      3,100,000       5,850,000
Increase in deferred costs                        0         (26,286)
                                          ---------      ----------
Net cash provided by (used in)
  investing activities                    2,911,402      (4,288,989)
                                          ---------      ----------

Cash flows from financing activities:
Proceeds from mortgage notes                 58,140               0
Repayments of mortgage notes                (50,919)        (40,665)
Proceeds from construction loans                  0       3,742,845
Repayments of construction loans         (1,497,109)              0
Increase in deferred costs                   (1,625)       (280,043)
(Decrease) increase in capitalization
  of consolidated subsidiaries
  attributable to minority interest         (30,602)        127,527
                                          ---------      ----------
Net cash (used in) provided by
  financing activities                   (1,522,115)      3,549,664
                                          ---------      ----------

Net increase (decrease) in cash
  and cash equivalents                      707,962         (48,412)
Cash and cash equivalents at
  beginning of period                     4,384,477       3,438,165
                                          ---------      ----------
Cash and cash equivalents at
  end of period                          $5,092,439     $ 3,389,753
                                          =========      ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                        ============================
                                             Six Months Ended
                                              September 30,
                                        ----------------------------
                                           2000            1999
                                        ----------------------------
Supplemental disclosures of
  noncash investing and financing
  activities:

Reclassification of construction in
  progress to property and
  equipment                             $         0     $  (949,200)

Decrease in construction
  in progress                                     0         949,200

Property and equipment
  reclassified from construction
  in progress                                     0      11,273,436

Conversion of construction loans
  to mortgage notes                       1,146,699       2,500,000

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

As of September 30, 2000, the Partnership has acquired a limited partnership interest in fourteen subsidiary partnerships, all of which have been consolidated. The Partnership does not anticipate acquiring limited partnership interests in any additional subsidiary partnerships. The Partnership's investment in each Local Partnership represents from 98.99% to 99.98% with one Local Partnership at 58.12% of the partnership interests in the Local Partnership. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnership.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $3,000 and $0 and $6,000 and $0 for the three and six months ended September 30, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2000, the results of operations for the three and six months ended September 30, 2000 and 1999 and its cash flows for the six months ended September 30, 2000 and 1999. However, the operating results for the six months ended September 30, 2000 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2000 and 1999 were as follows:

                        Three Months Ended      Six Months Ended
                           September 30,          September 30,
                        -------------------   -------------------
                          2000       1999       2000        1999
                        -------------------   -------------------
Partnership manage-
  ment fees (a)         $ 82,400  $  75,292   $164,799  $ 144,661
Expense reimburse-
  ment (b)                42,465     17,000     71,296     57,845
Local administrative
  fee (c)                  9,500      5,000     19,000     10,000
                         -------   --------    -------   --------
Total general and
  administrative-
  General Partner        134,365     97,292    255,095    212,506
                         -------   --------    -------   --------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)            25,157     25,546     55,173     42,117
                         -------   --------    -------   --------
Total general and
  administrative-
  related parties       $159,522  $ 122,838   $310,268  $ 254,623
                         =======   ========    =======   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $555,000 and $415,000 were accrued and unpaid as of September 30, 2000 and March 31, 2000, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $83,362 and $74,831 and $168,435 and $129,592 for the three and six months ended September 30, 2000 and 1999, respectively. Of these fees $25,157 and $25,546 and $55,173 and $42,117 were incurred to affiliates of the subsidiary partnerships' general partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to Local Partnerships and (ii) working capital reserves and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

As of September 30, 2000, the Partnership has invested approximately $37,669,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $2,910,000 remains to be paid to the Local Partnerships (including approximately $629,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the six months ended September 30, 2000, approximately $852,000 was paid to Local Partnerships (none of which was released from escrow). The Partnership has completed acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no increases in purchase price adjustments during the six months ended September 30, 2000.

For the six months ended September 30, 2000, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships increased approximately $708,000 primarily due to a decrease in investments available for sale ($3,100,000) which exceeded cash used in operating activities ($681,000), a decrease in accounts payable and other liabilities relating to investing activities ($164,000), an increase in property and equipment ($25,000), net repayments of mortgage notes and construction loans ($1,490,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($31,000). Included in the adjustments to reconcile the net loss to cash used in operations is depreciation and amortization of approximately $1,276,000.

A working capital reserve has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At September 30, 2000, there is approximately $1,026,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. Cash distributions from the Local Partnership will be relatively immaterial. During the six months ended September 30, 2000, there has been no cash distributions from the Local Partnerships.

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

RESULTS OF OPERATIONS

As of September 30, 2000 and 1999, the Partnership had acquired an interest in fourteen and twelve Local Partnerships, fourteen and eleven of which were consolidated at September 30, 2000 and 1999, respectively. The Partnership does not intend to acquire any additional interests in Local Partnerships.

The Partnership's results of operations for the three and six months ended September 30, 2000 and 1999 consisted primarily of (1) approximately $30,000 and $94,000 and $69,000 and $214,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fourteen of fourteen and eleven of twelve consolidated Local Partnerships, respectively.

For the three and six months ended September 30, 2000 as compared to the corresponding period in 1999, rental income and all categories of expenses increased and the results of operations are not comparable due to the acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction and rent up of properties. In addition, interest income will continue to decrease in future periods since a substantial portion of the proceeds from the Offering will be included in or released to Local Partnerships. Other income decreased approximately $36,000 and $87,000 for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                  (Registrant)


                          By: RELATED INDEPENDENCE L.L.C.,
                              General Partner

Date:  October 31, 2000

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  President and Member
                                  (principal executive and financial officer)

Date:  October 31, 2000

                              By: /s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (principal accounting officer)