Form 10-Q
period 2000-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2001-01-31
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-------  OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 2000

                                       OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 33-89968


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
             (Exact name of registrant as specified in its charter)


         Delaware                            13-3809869
---------------------------              -----------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


625 Madison Avenue, New York, New York               10022
--------------------------------------          --------------
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

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets


                                                    December 31,       March 31,
                                                       2000              2000
                                                    -----------       ----------
                                                    (Unaudited)
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $6,408,312 and $4,577,654,
  respectively                                       $72,650,998     $74,451,342
Cash and cash equivalents                              5,021,218       4,384,477
Investments available for sale                                 0       3,100,000
Cash held in escrow                                    2,239,949       1,670,171
Deferred costs, net of accumulated
  amortization of $220,823 and $133,414,
  respectively                                         1,952,835       2,008,609
Other assets                                             458,545         772,771
                                                     -----------     -----------
Total assets                                         $82,323,545     $86,387,370
                                                     ===========     ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                  (continued)


                                                    December 31,       March 31,
                                                       2000              2000
                                                    -----------       ----------
                                                    (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
Mortgage notes payable                              $ 36,629,041    $ 35,515,034
Construction loans payable                               599,426       3,243,234
Accounts payable and other
  liabilities                                          5,821,549       4,942,532
Due to local general partners and
  affiliates                                           3,315,121       3,822,627
Due to general partner and affiliates                  1,086,481         790,655
                                                    ------------    ------------
Total liabilities                                     47,451,618      48,314,082
                                                    ------------    ------------

Minority interest                                      1,960,867       1,998,515
                                                    ------------    ------------
Partners' capital (deficit):
Limited partners (45,844 BACs
  issued and outstanding)                             32,989,482      36,121,558
General partner                                          (78,422)       (46,785)
                                                    ------------    ------------
Total partners' capital (deficit)                     32,911,060      36,074,773
                                                    ------------    ------------
Total liabilities and partners'
  capital (deficit)                                 $ 82,323,545    $ 86,387,370
                                                    ============    ============

The Accompanying Notes are an integral part of these Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)


                         Three Months Ended             Nine Months Ended
                             December 31,                  December 31,
                    ----------------------------    --------------------------
                          2000           1999*          2000          1999*
                    ----------------------------    --------------------------

Revenues
Rental income         $ 1,302,946    $ 1,492,034    $ 3,829,510    $ 3,250,859
Other income
  (principally
  interest
  on capital
  contributions)           70,265        127,156        284,320        428,274
                      -----------    -----------    -----------    -----------
Total revenues          1,373,211      1,619,190      4,113,830      3,679,133
                      -----------    -----------    -----------    -----------

Expenses
General and
  administrative          467,520        327,764      1,447,888        972,313
General and
  administrative-
  related parties         153,893        149,945        464,161        404,568
Repairs and
  maintenance             224,635        202,950        640,477        475,996
Operating                 159,941        122,829        468,135        307,699
Taxes                      58,605         31,266        205,252        115,903
Insurance                  69,272         64,826        190,158        146,321
Interest                  657,178        534,626      1,948,826      1,082,741
Depreciation and
  amortization            643,484        458,678      1,919,692      1,423,284
                      -----------    -----------    -----------    -----------
Total expenses          2,434,528      1,892,884      7,284,589      4,928,825
                      -----------    -----------    -----------    -----------

Loss before
  minority
  interest             (1,061,317)      (273,694)    (3,170,759)    (1,249,692)
Minority interest in
  loss (income) of
  subsidiary
  partnerships                126        (32,243)         7,046        (14,254)
                      -----------    -----------    -----------    -----------
Net loss              $(1,061,191)   $  (305,937)   $(3,163,713)   $(1,263,946)
                      ===========    ===========    ===========    ===========

Net loss - limited
  partners            $(1,050,579)   $  (302,877)   $(3,132,076)   $(1,251,306)
                      ===========    ===========    ===========    ===========

Number of BACs
  outstanding              45,844         45,844         45,844         45,844
                      ===========    ===========    ===========    ===========

Net loss per BAC      $    (22.92)   $     (6.60)   $    (68.32)   $    (27.29)
                      ===========    ===========    ===========    ===========

* Reclassified for comparative purposes.
The Accompanying Notes are an integral part of these Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
   Consolidated Condensed Statement of Changes in Partners' Capital (Deficit)
                   For the Nine Months Ended December 31, 2000
                                   (Unaudited)



                                                   Limited            General
                                   Total           Partners           Partner
                               -------------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2000                $ 36,074,773      $ 36,121,558      $    (46,785)
Net loss                         (3,163,713)       (3,132,076)          (31,637)
                               ------------      ------------      ------------
Partners' capital
  (deficit)-
  December 31, 2000            $ 32,911,060      $ 32,989,482      $    (78,422)
                               ============      ============      ============


The Accompanying Notes are an integral part of these Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                       Nine Months Ended
                                                          December 31,
                                                     2000              1999*
                                                 -------------------------------


Cash flows from operating activities:
Net loss                                         $ (3,163,713)     $ (1,263,946)
                                                 ------------      ------------
Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
Depreciation and amortization                       1,919,692         1,423,284
Minority interest in (loss) income
  of subsidiary partnerships                           (7,046)           14,254
Increase in cash held in escrow                      (569,778)       (1,362,364)
Decrease in other assets                              314,226             3,314
Increase in accounts payable
  and other liabilities                             1,042,616         1,333,443
Increase in due to local general
  partners and affiliates                              51,036           170,233
Decrease in due to local general
  partners and affiliates                            (558,542)          (11,483)
Increase in due to general
  partner and affiliates                              295,826           216,713
                                                 ------------      ------------
  Total adjustments                                 2,488,030         1,787,394
                                                 ------------      ------------

Net cash (used in) provided by
  operating activities                               (675,683)          523,448
                                                 ------------      ------------

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)


                                                       Nine Months Ended
                                                          December 31,
                                                     2000              1999*
                                                 -------------------------------

Cash flows from investing activities:
Increase in property and equipment                    (30,314)       (9,650,305)
Increase in construction in progress                        0        (3,811,441)
Decrease in cash held in escrow                             0           691,089
Decrease in accounts payable and
  other liabilities                                  (163,599)                0
Increase in due to local general
  partners and affiliates                                   0           575,273
Decrease in due to local general
  partners and affiliates                                   0        (3,545,941)
Decrease in investments
  available for sale                                3,100,000        14,050,000
(Increase) decrease in deferred costs                 (31,635)            1,963
                                                 ------------      ------------
Net cash provided by (used in)
  investing activities                              2,874,452        (1,689,362)
                                                 ------------      ------------

Cash flows from financing activities:
Proceeds from mortgage notes                           58,591                 0
Repayments of mortgage notes                          (91,283)          (61,671)
Proceeds from construction loans                            0         5,227,445
Repayments of construction loans                   (1,497,109)                0
Increase in deferred costs                             (1,625)         (324,816)
(Decrease) increase in capitalization
  of consolidated subsidiaries
  attributable to minority interest                   (30,602)          304,313
                                                 ------------      ------------
Net cash (used in) provided by
  financing activities                             (1,562,028)        5,145,271
                                                 ------------      ------------

Net increase in cash and
  cash equivalents                                    636,741         3,979,357
Cash and cash equivalents at
  beginning of period                               4,384,477         3,438,165
                                                 ------------      ------------
Cash and cash equivalents at
  end of period                                  $  5,021,218      $  7,417,522
                                                 ============      ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)


                                                       Nine Months Ended
                                                          December 31,
                                                     2000              1999*
                                                 -------------------------------
Supplemental disclosures of noncash
  investing and financing activities:

Reclassification of construction in
  progress to property and
  equipment                                      $          0      $ (3,811,411)

Decrease in construction
  in progress                                               0         3,811,411

Property and equipment
  reclassified from construction
  in progress                                               0        12,796,728

Conversion of construction loans
  to mortgage notes                                 1,146,699         2,500,000

* Reclassified for comparative purposes.
The Accompanying Notes are an integral part of these Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2000
                                   (Unaudited)

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

As of December 31, 2000, the Partnership has acquired a limited partnership interest in fourteen subsidiary partnerships, all of which have been consolidated. The Partnership does not anticipate acquiring limited partnership interests in any additional subsidiary partnerships. The Partnership's investment in each Local Partnership represents from 98.99% to 99.98% with one Local Partnership at 58.12% of the partnership interests in the Local Partnership. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnership.

For financial reporting purposes, the Partnership's fiscal quarter ends December
31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $0 and $11,000 and $0 for the three and nine months ended December 31, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999 and its cash flows for the nine months ended December 31, 2000 and 1999. However, the operating results for the nine months ended December 31, 2000 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2000 and 1999 were as follows:

                             Three Months Ended     Nine Months Ended
                                December 31,            December 31,
                           --------------------    --------------------
                              2000       1999        2000        1999
                           --------------------    --------------------

Partnership manage-
  ment fees (a)            $ 82,399    $ 85,616    $247,198    $230,277
Expense reimburse-
  ment (b)                   34,467      40,184     105,763      98,029
Local administrative
  fee (c)                     9,500       5,000      28,500      15,000
                           --------    --------    --------    --------
Total general and
  administrative-
  General Partner           126,366     130,800     381,461     343,306
                           --------    --------    --------    --------
Property manage-
  ment fees incurred
  to affiliates of th
  subsidiary
  partnerships'
  general
  partners (d)               27,527      19,145      82,700      61,262
                           --------    --------    --------    --------
Total general and
  administrative-
  related parties          $153,893    $149,945    $464,161    $404,568
                           ========    ========    ========    ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $638,000 and $415,000 were accrued and unpaid as of December 31, 2000 and March 31, 2000, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $90,208 and $68,591 and $258,643 and $198,183 for the three and nine months ended December 31, 2000 and 1999, respectively. Of these fees $27,527 and $19,145 and $82,700 and $61,262 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of December 31, 2000, the Partnership has invested approximately $37,669,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $2,612,000 remains to be paid to the Local Partnerships (including approximately $629,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the nine months ended December 31, 2000, approximately $1,150,000 was paid to Local Partnerships (none of which was released from escrow). The Partnership is not acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no increases in purchase price adjustments during the nine months ended December 31, 2000.

For the nine months ended December 31, 2000, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships increased approximately $637,000 due to a decrease in investments available for sale ($3,100,000) which exceeded cash used in operating activities ($676,000), a decrease in accounts payable and other liabilities relating to investing activities ($164,000), a net increase in deferred costs relating to investing and financing activities ($33,000), an increase in property and equipment ($30,000), net repayments of mortgage notes and construction loans ($1,530,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($31,000). Included in the adjustments to reconcile the net loss to cash used in operations is depreciation and amortization of approximately $1,920,000.

A working capital reserve has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At December 31, 2000, there is approximately $939,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. Cash distributions from the Local Partnership will be relatively immaterial. During the nine months ended December 31, 2000, there has been no cash distributions from the Local Partnerships.

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

Results of Operations
---------------------

As of December 31, 2000 and 1999, the Partnership had acquired an interest in fourteen Local Partnerships, fourteen and twelve of which were consolidated at December 31, 2000 and 1999, respectively. The Partnership does not intend to acquire any additional interests in Local Partnerships.

The Partnership's results of operations for the three and nine months ended December 31, 2000 and 1999 consisted primarily of (1) approximately $29,000 and $80,000 and $98,000 and $294,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fourteen of fourteen and twelve of fourteen consolidated Local Partnerships, respectively.

For the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999, all categories of expenses increased and the results of operations are not comparable due to the acquisition, construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction and rent up of properties. In addition, interest income will continue to decrease in future periods since a substantial portion of the proceeds from the Offering will be included in or released to Local Partnerships. Rental income decreased approximately $189,000 for the three months ended December 31, 2000 as compared to the corresponding period in 1999 due to an overaccrual at December 31, 1999 at one Local Partnership which was corrected at March 31, 2000. Other income decreased approximately $57,000 and $144,000 for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                  (Registrant)


               By: RELATED INDEPENDENCE L.L.C.,
                   General Partner

Date:

                   By:
                      ------------------------------
                      Alan P. Hirmes,
                      President and Member
                      (principal executive and financial officer)

Date:

                   By:
                      ------------------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)

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

Date:  January 31, 2001

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President and Member
                      (principal executive and financial officer)

Date:  January 31, 2001

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)