Form 10-K
period 2001-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2001-06-13
CIK 940329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001
                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-89968

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
             (Exact name of registrant as specified in its charter)

                  Delaware                                      13-3809869
--------------------------------------------              ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                              10022
--------------------------------------                       -----------------
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

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

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

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). As of March 31, 2001, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. The Partnership's investments in Local Partnerships represent from 98.99% to 99.89% interests except for one investment which is a 58.12% interest. As of March 31, 2001, the Partnership has invested approximately $37,735,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $2,418,000 remains to be paid to the Local Partnerships (including approximately $496,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership has completed acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. See Item 2, Properties, below.

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

Competition
-----------

The real estate business is highly competitive and substantially all of the properties acquired by the Partnership are expected to have active competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partner and/or its affiliates to engage in businesses which may be competitive with the Partnership.

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

Item 2.  Properties.

As of March 31, 2001, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents 58.12% of the partnership interest in the subsidiary partnership (the other 41.86% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties may be found in Item 14. Schedule III .

                           Local Partnership Schedule
                           --------------------------

                                                          Percentage of Units
Name and Location                                         Occupied  at  May 1,
                                                     ---------------------------
(Number of Units)                   Date Acquired    2001   2000  1999   1998   1997
-----------------                   -------------    ----   ----  ----   ----   ----

BX-8A Team Associates, L.P.         October 1995      95%    95%    98%   98%   100%
  Bronx, NY (41)

Westminster Park Plaza
  (a California Limited Partnership)   June 1996     98%    96%   99%    94%    96%
  Los Angeles, CA (130)

Fawcett Street Limited Partnership  June 1996         98%    98%    95%   93%    93%
  Tacoma, WA (60)

Figueroa Senior Housing             November 1996     99%    99%    97%   99%     0%*
  Limited Partnership
  Los Angeles, CA (66)

NNPHI Senior Housing                December 1996     99%   100%    99%   99%     0%*
  Limited Partnership
  Los Angeles, CA (75)

Belmont/McBride Apartments          January 1997     100%    98%    93%  100%     0%*
  Limited Partnership
  Paterson, NJ (42)

Sojourner Douglass, L.P.            February 1997     95%   100%   100%  100%
  Paterson, NJ (20)

New Zion Apartments                 October 1997     100%    99%    98%    0%*
  Limited Partnership
  Shreveport, LA (100)

Bakery Village Urban Renewal        December 1997     99%   100%    99%    0%*
  Associates, L.P.
  Montclair, NJ (125)

Marlton Housing Partnership, L.P.   May 1998         100%   100%     0%*
  (a Pennsylvania limited partnership)
  Philadelphia, PA (25)

GP Kaneohe Limited Partnership      July 1999        100%     0%**
  Kaneohe, HI (44)

KSD Village Apartments, Phase II, Ltd. July 1999     88%    75%
  Danville, KY (16)

Kanisa Apartments, Ltd.             October 1999      92%    92%
  Fayette County, KY (59)

Guymon Housing Partners, L.P.       December 1999    100%    92%
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

Housing Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is rented to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service must be prorated based upon the months remaining in the year. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period are not available to the Partnership.

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.
None.
                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2001, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 16, 2001, the Partnership has approximately 2,496 registered holders of an aggregate of 45,844 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.

The Partnership has made no distributions to the BACs holders as of March 31, 2001. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

In January 2001, affiliates of Everest Properties, Inc. ("Everest") conducted a tender offer for up to 1,336.16 BACs. In connection with a prior tender offer for BACs, an affiliate of the General Partner entered into a standstill agreement dated as of April 23, 1997 (The "Standstill"), which precluded Everest from independently soliciting BACs (by tender offer or otherwise). At Everest's request, the General Partner caused its affiliate to release Everest from the Standstill for the limited purpose of permitting Everest to make its tender offer. In connection with such arrangements, Everest agreed to cover all of the Partnership's expenses with respect to processing the tender offer including mailing costs, legal fees and other administrative costs incurred by the Partnership. These reimbursements resulted in aggregate payments to the Partnership of $41,344 which are reflected as "other income" on the financial statements for Fiscal Year 2000.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. There were no operations prior to commencement of the Offering of BACs on July 6, 1995. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                           Year Ended March 31,
OPERATIONS
----------             --------      --------    --------    --------   ------
                       2001          2000        1999        1998         1997
                       -----------   ----------- ----------- -----------  ----

Revenues          $ 5,848,287   $ 5,318,859 $3,435,562   $2,655,915   $1,820,050

Operating expenses(9,641,822)   (8,505,735) (4,682,110) (3,223,943)  (1,761,475)
                   ----------    ---------- ----------   ----------   ---------

(Loss) income     (3,793,535)   (3,186,876)(1,246,548)    (568,028)      58,575
  before minority
  interest

Minority interest
 in loss (income) 19,869         6,438    (21,185)      16,171        1,544
  of subsidiary    ------         -----    -------       ------        -----
  partnership

Net (loss) income $(3,773,666) $(3,180,438) $(1,267,733) $ (551,857)    $60,119
                   ==========   ==========  ==========   ==========     =======

Net (loss) income
per weighted     $  (81.49)    $  (68.68)  $  (27.38)  $   (11.92)  $     1.46
                   ==========    =========   ========    ==========      =====
  average BAC


                                                      March 31,
FINANCIAL POSITION
------------------     --------      --------    --------    --------
                       2001          2000        1999        1998         1997
                       -----------   ----------- ----------- -----------  ----

Total assets      $80,941,604   $86,387,370 $79,501,249 $73,996,062  $57,381,058
                  ==========    ==========  ==========  ==========   ==========

Total liabilities $46,542,781   $48,314,082 $39,394,161 $32,736,900  $17,025,235
                   ==========    ==========  ==========  ==========   ==========

Minority interest
                  $2,097,716    $1,998,515    $851,877  $ 736,218     $(718,978)
                  =========     =========     =======    =======      ========

Total partners'  $32,301,107   $36,074,773 $39,255,211 $40,522,944  $41,074,801
                 ==========    ==========  ==========  ==========   ==========
  capital (deficit)

During the year ended March 31, 2001, total assets decreased approximately $5,446,000 due to depreciation and amortization and a reduction in investments available for sale. During the years ended March 31, 2000, 1999 and 1998 total assets increased primarily due to the proceeds from mortgage and construction loans which were utilized in the investment of Local Partnerships amounting to approximately $10,500,000, $3,400,000 and $11,900,000, respectively. During the year ended March 31, 1997 total assets increased primarily due to an increase in cash and cash equivalents and investments available for sale primarily due to capital contributions which were not fully expended amounting to approximately $13,300,000. For the years ended March 31, 2000, 1999, 1998 and 1997 total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. For the year ended March 31, 2001, property and equipment decreased approximately $1,152,000 primarily due to depreciation expense, and for the years ended March 31, 2000, 1999, 1998 and 1997 property and equipment increased approximately $28,900,000, $12,100,000, $14,000,000 and $17,500,000,
respectively. During the years ended March 31, 2001, 2000, 1999, 1998 and 1997 mortgage notes increased approximately $1,100,000, $5,000,000, $1,400,000, $8,100,000 and $9,200,000, respectively.

Cash Distributions
------------------

The Partnership has made no distributions to the BACs holders as of March 31, 2001.

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

As of March 31, 2001, the Partnership has invested approximately $37,735,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $2,418,000 remains to be paid to the Local Partnerships (including approximately $496,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. During the year ended March 31, 2001, approximately $1,410,000 was paid to Local Partnerships, including purchase price adjustments (of which approximately $134,000 was released from escrow). The Partnership has completed acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net increase in purchase price of approximately ($65,000) during the year ended March 31, 2001.

For the year ended March 31, 2001, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased approximately ($679,000) due to cash used in operating activities ($690,000), net payments of mortgage and construction loans ($1,552,000), a decrease in accounts payable relating to investing activities ($94,000), acquisition of property and equipment ($291,000), an increase in deferred costs ($19,000) and a net decrease in due to local general partners and affiliates relating to investing activities ($1,348,000) which exceeded a decrease in cash held in escrow relating to investing activities ($134,000), a decrease in investments available-for-sale ($3,100,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($79,000). Included in the adjustments to reconcile the net loss to cash used in operations is depreciation and amortization of approximately $2,512,000.

A working capital reserve has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2001, approximately $878,000 of this reserve remained unused. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the year ended March 31, 2001, distributions from Local Partnerships amounted to approximately $179,000. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2001, 2000 and 1999, the gross amounts of the Operating Deficit Guarantees aggregate approximately $3,332,000, $3,332,000 and $2,665,000, respectively, none of which have expired as of March 31, 2001. All current Operating Deficit Guarantees expire within the next three years. As of March 31, 2001, nothing has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Partnership management fees owed to the General Partner amounting to approximately $720,000 and $415,000 were accrued and unpaid as of March 31, 2001 and 2000, respectively.

The Partnership has invested all of the net proceeds available for investment in fourteen Local Partnerships, of which all will generate tax credits in 2001. Due to increased market demand for investments in properties that were eligible to receive tax credits at the time the Partnership was investing its capital and limitations on the types of investments which may be obtained by the Partnership the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership have increased. As a result of these changes, management does not believe that the Partnership has been able to invest the proceeds available for investment in a manner which will enable the Partnership to achieve tax credits in the range of $140-150 for each $1,000 BAC each year in which the Partnership is receiving its full entitlement of tax credits.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio will be diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The tax credits will be attached to the project for a period of ten years, and will be transferable with the property during the remainder of such ten-year period. If the General Partner determines that a sale of a property is warranted, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which potential increase in value is not included in the financial statement carrying amount.

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

Through March 31, 2001, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years).

The net loss for the 2000, 1999 and 1998 Fiscal Years totaled $3,773,666, $3,180,438 and $1,267,733, respectively.

The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a property when the credit period for such property commenced. Because of the time required for the acquisition, completion and rent-up of properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,506,354, $4,846,123 and $2,659,921 of Housing Tax Credits and $0, $6,450,724 and $0 Historic Tax Credits during the 2000, 1999 and 1998 tax years, respectively.

The Partnership's results of operations for the years ended March 31, 2001, 2000 and 1999 consisted primarily of (1) approximately $119,000, $339,000 and $597,000 of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fourteen, fourteen and ten consolidated Local Partnerships, respectively.

2000 vs. 1999
-------------
For the twelve months ended March 31, 2001 as compared to the corresponding period in 2000, all categories of income and expenses increased except for real estate taxes which decreased approximately $79,000 primarily due to the reversal of accrued taxes that were subsequently abated at one Local Partnership. The results of operations are not comparable due to construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction and rent up of properties. In addition, interest income will continue to decrease in future periods since a substantial portion of the proceeds from the Offering will be included in or released to Local Partnerships.

1999 vs. 1998
-------------
During the year ended March 31, 2000, all categories of income and expenses increased except for other income and the results of operations are not comparable due to the continued acquisition, construction and rent up of properties and are not reflective of future operations of the Partnership due to uncompleted property construction and rent-up of properties. In addition, interest income will decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in Local Partnerships. Other income decreased approximately $300,000 for the year ended March 31, 2000 as compared to the corresponding period in 2000 primarily due to a decrease in interest income as a result of the acquisition of and the release of proceeds to the Local Partnerships.


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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

None.

Item 8.       Financial Statements and Supplementary Data.
                                                                   Sequential
                                                                         Page
                                                                 ---------------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                         15

         Consolidated Balance Sheets at March 31, 2001 and 2000               46

         Consolidated Statements of Operations for the Years Ended
         March 31, 2001, 2000 and 1999                                        47

         Consolidated  Statements of Changes in Partners'  Capital
         (Deficit) for the Years Ended March 31, 2001,  2000 and 1999         48

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2001, 2000 and 1999                                        49

         Notes to Consolidated Financial Statements                           51

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Partners of
Independence Tax Credit Plus L.P. IV and Subsidiaries



We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) and Subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital and cash flows for the years ended March 31, 2001, 2000 and 1999 (the 2000, 1999 and 1998 fiscal years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of twelve subsidiary partnerships (2000 and 1999 fiscal years), and nine subsidiary partnerships (1998 fiscal year) whose losses aggregated $3,049,692, $2,675,329 and $1,188,735 for the years ended March 31, 2001, 2000 and 199, respectively, and whose assets constituted 87% and 86% of consolidated assets at March 31, 2001 and 2000, respectively, presented in the accompanying consolidated financial statements. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended march 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended March 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.




/s/ Friedman Alpren & Green LLP
Friedman Alpren & Green LLP

New York, New York
June 2, 2001

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Westminster Park Plaza

We have audited the accompanying balance sheets of Westminster Park Plaza (a California limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Park Plaza as of December 31, 2000 and 1999, and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 31, 2001

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

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
January 26, 2000

[LETTERHEAD OF MCDANIEL & HALLSTROM]

To the Partners
FAWCETT STREET LIMITED PARTNERSHIP
Tacoma, Washington

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ McDaniel & Hallstrom, CPA's
Tacoma, Washington
February 7, 2001

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

/s/ McDaniel & Hallstrom, CPA's
Tacoma, Washington
February 1, 2000

[LETTERHEAD OF CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
Figueroa Senior Housing Limited Partnership
Los Angeles, California

I have audited the balance sheet of Figueroa Senior Housing Limited Partnership at December 31, 2000, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Figueroa Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership at December 31, 2000 and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

/s/ Clifford Benn, CPA
Carson, California
February 9, 2001

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

/s/ Clifford Benn, CPA
Carson, California
February 24, 1999

[LETTERHEAD OF CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
NNPHI Senior Housing, L.P.
Los Angeles, California

I have audited the balance sheet of NNPHI Senior Housing, L.P. at December 31, 2000, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of NNPHI Senior Housing, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing, L.P. at December 31, 2000 and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

/s/ Clifford Benn, CPA
Carson, California
February 14, 2001

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

/s/ Clifford Benn, CPA
Carson, California
February 11, 1999

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Belmont/McBride Apartments Limited Partnership

We have audited the accompanying balance sheets of Belmont/McBride Apartments Urban Renewal Associates Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belmont/McBride Apartments Urban Renewal Associates Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 21, 2001

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belmont/McBride Apartments Urban Renewal Associates Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 29, 2000

[LETTERHEAD OF COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL
STATEMENTS AND SUPPLEMENTAL INFORMATION

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2000, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2000 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2000 taken as a whole. The supplementary Schedules 1, 2 and 3 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 16, 2001 on our consideration of New Zion Apartments Limited Partnership's internal control, and reports dated February 16, 2001, on its compliance with laws and regulations, compliance with specific requirements applicable to Fair Housing and Non-Discrimination, and compliance with specific requirements applicable to major HUD-assisted programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Cole, Evans & Peterson
Federal ID No. 72-0506596
Lead Auditor: Steven W. Hedgepeth
February 16, 2001
Shreveport, Louisiana

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

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Shreveport, Louisiana
Federal ID No. 72-0506596
February 10, 1999

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2000, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January, 12, 2001

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January, 20,2000

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 25, 1999

[LETTERHEAD OF ZINER, KENNEDY & LEHAN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Marlton Housing Partnership, L.P.

We have audited the accompanying balance sheets of Marlton Housing Partnership, L.P. (a Pennsylvania limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlton Housing Partnership, L.P. at December 31, 2000 and 1999, and the results of its operations, the changes in its partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy, &Lehan LLP
January 26, 2001
Boston, Massachusetts

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

/s/ Ziner, Kennedy, &Lehan LLP
January 28, 2000
Quincy, Massachusetts

[LETTERHEAD OF DWYER PEMBERTON AND COULSON, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
GP Kaneohe Limited Partnership

We have audited the accompanying balance sheet of GP Kaneohe Limited Partnership, as of December 31, 2000 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GP Kaneohe Limited Partnership as of December 31, 2000, and the results of its operations, the changes in its partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 10, 2001, on our consideration of GP Kaneohe Limited Partnership's internal control, and reports dated January 10, 2001, on its compliance specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in this report on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements for GP Kaneohe Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Dwyer, Pemberton & Coulson
Tacoma, Washington
January 10, 2001

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

/s/ Dwyer, Pemberton & Coulson
Tacoma, Washington
February 29,2000

[LETTERHEAD OF MILLER, MAYER, SULLIVAN, & STEVENS, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
KSD Village Apartments, Phase II, Ltd,

We have audited the accompanying balance sheet of KSD Village Apartments, Phase II, Ltd. as of December 31, 2000 and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KSD Village Apartments, Phase II, Ltd. as of December 31, 2000, and the results of its operations, partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Miller, Mayer, Sullivan, & LLP
Lexington, Kentucky
January 11, 2001

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

/s/ Miller, Mayer, Sullivan, & LLP
Lexington, Kentucky
January 31, 2000

[LETTERHEAD OF MILLER, MAYER, SULLIVAN, & STEVENS, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Kanisa Apartments Ltd.

We have audited the accompanying balance sheet of Kanisa Apartments, Ltd., complex no. 083-98017-YHA, as of December 31, 2000 and the related statements of operations, changes in partners' equity (deficit),and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kanisa Apartments, Ltd., as of December 31, 2000, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 2, 2001, on our consideration of Kanisa Apartments, Ltd.'s internal controls and reports dated February 2, 2001, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Miller, Mayer, Sullivan, & Stevens, LLP
Lexington, Kentucky
February 2, 2001 EIN: 61-0866166
Lead Auditor:  Darren C. Johnson, CPA
Audit Principal:  John T. Miller, CPA

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

/s/ Miller, Mayer, Sullivan, & Stevens, LLP
Lexington, Kentucky
February 8, 2000

[LETTERHEAD OF THOMAS HANKINS]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Guymon Housing Partners Limited Partnership d/b/a Blue Quail Apartments

I have audited the accompanying balance sheets of Guymon Housing Partners Limited Partnership, d/b/a Blue Quail Apartments as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guymon Housing Partners Limited Partnership, d/b/a Blue Quail Apartments December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Thomas Hankins
Fort Smith, Arkansas
February 13, 2001

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                               March 31,
                                                     ---------------------------
                                                         2001            2000
                                                       ---------    -----------

Property and equipment - at cost, less accumulated
  depreciation (Notes 2 and 4)                        $73,299,379   $74,451,342
Cash and cash equivalents (cost approximates market)
  (Notes 2 and 10)                                      3,705,003     4,384,477
Investments available-for-sale (Note 2)                         0     3,100,000
Cash held in escrow (Note 5)                            2,589,217     1,670,171
Deferred costs, less accumulated
 amortization (Notes 2 and 6)                             957,834     2,008,609
Other assets                                              390,171       772,771
                                                     ------------  ------------

Total assets                                          $80,941,604   $86,387,370
                                                       ==========    ==========


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)                       $36,661,016   $35,515,034
Construction loans payable (Note 7)                       545,374     3,243,234
Accounts payable and other liabilities                  5,684,359     4,942,532
Due to local general partners and affiliates (Note 8)   2,480,285     3,822,627
Due to general partner and affiliates (Note 8)          1,171,747       790,655
                                                      -----------  ------------

Total liabilities                                      46,542,781    48,314,082
                                                       ----------    ----------

Minority interest                                       2,097,716     1,998,515
                                                      -----------   -----------

Commitments and contingencies (Note 10)

Partners' capital (deficit):
Limited partners (100,000 BACs authorized;
  45,844 issued and outstanding) (Note 1)              32,385,629    36,121,558
General partner                                           (84,522)      (46,785)
                                                      ----------- -------------

Total partners' capital (deficit)                      32,301,107    36,074,773
                                                       ----------    ----------

Total liabilities and partners' capital (deficit)     $80,941,604   $86,387,370
                                                       ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year Ended March 31,
                                           2001            2000         1999
                                         ------------   ----------   -------

Revenues
Rental income                           $ 5,144,150   $ 4,744,101   $ 2,561,056
Other income (principally interest income)  704,137       574,758       874,506
                                         ----------    ----------   -----------

                                          5,848,287     5,318,859     3,435,562
                                         ----------    ----------    ----------

Expenses
General and administrative                1,933,018     1,608,923       915,872
General and administrative-related parties
(Note 8)                                    615,973       567,675       410,506
Repairs and maintenance                     870,657       694,613       418,470
Operating and other                         695,761       561,033       290,932
Taxes                                      161,939       240,559       130,787
Insurance                                   227,947       214,181       142,360
Interest                                  2,624,336     2,243,387     1,015,611
Depreciation and amortization             2,512,191     2,375,364     1,357,572
                                         ----------    ----------    ----------

Total expenses                            9,641,822     8,505,735     4,682,110
                                         ----------    ----------    ----------

Net loss before minority interest        (3,793,535)   (3,186,876)   (1,246,548)

Minority interest in loss (income) of subsidiary
  partnerships                               19,869         6,438       (21,185)
                                       ------------  ------------  ------------

Net loss                                $(3,773,666)  $(3,180,438)  $(1,267,733)
                                         ==========    ==========    ==========

Net loss - limited partners             $(3,735,929)  $(3,148,634)  $(1,255,056)
                                         ==========    ==========    ==========

Number of BACs outstanding                   45,844        45,844        45,844
                                       ============   ===========  ============

Net loss per weighted average BAC     $    (81.49)$       (68.68)$       (27.38)
                                       =============  =============  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 and 1999



                                                            Limited      General
                                               Total        Partners     Partner
                                               -----        --------     -------

Partners' capital (deficit) - April 1, 1998 $40,522,944   $40,525,248   $(2,304)

Net loss                                     (1,267,733)   (1,255,056)  (12,677)
                                            -----------   -----------   -------

Partners' capital (deficit) - March 31, 1999 39,255,211    39,270,192   (14,981)

Net loss                                     (3,180,438)   (3,148,634)  (31,804)
                                            -----------   -----------   -------

Partners' capital (deficit) - March 31, 2000 36,074,773    36,121,558   (46,785)

Net loss                                     (3,773,666)   (3,735,929)  (37,737)
                                            -----------   -----------   -------

Partners' capital (deficit) - March 31, 2001$32,301,107   $32,385,629  $(84,522)
                                             ==========    ==========   =======

The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year Ended March 31,
                                              2001           2000          1999
                                          -------------   ----------   ---------

  Cash flows from operating activities:
Net loss                               $ (3,773,666)$  (3,180,438)$  (1,267,733)
                                        -----------  ------------  ------------
Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
Depreciation and amortization             2,512,191     2,375,364     1,357,572
Minority interest in loss (income) of subsidiary
  partnerships                               19,869         6,438       (21,185)
Increase in cash held in escrow          (1,052,845)     (721,115)     (178,228)
Decrease (increase) in other assets         382,600      (369,038)       (1,288)
Increase (decrease) in accounts payable and other
  liabilities                               835,064     1,673,546    (1,004,522)
Increase in due from local general partners
  and affiliates                              5,604       210,894        24,684
Decrease in due from local general partners
  and affiliates                               (165)      (11,695)     (203,828)
Increase (decrease) in due to general partner and
  affiliates                                381,092       320,918       (37,650)
                                        ----------- ---------------------------
Total adjustments                         3,083,410     3,485,312       (64,445)
                                         ----------  --------------------------

Net cash (used in) provided by operating
 activities                               (690,256)       304,874    (1,332,178)
                                             ---------- ------------------------

Cash flows from investing activities:
Acquisition of property and equipment      (290,772)  (18,204,458)   (6,863,569)
Increase in construction in progress              0             0    (9,949,738)
Decrease in cash held in escrow             133,799       691,089       992,394
Increase in other assets                          0             0       (10,875)
(Decrease) increase in accounts payable and other
  liabilities                               (93,237)       88,349       116,106
Increase in due to local general partners
  and affiliates                            176,512     1,037,873     4,864,498
Decrease in due to local general partners
  and affiliates                         (1,524,293)   (4,949,852)     (470,435)
Decrease in investments available-for-sale 3,100,000    10,950,000     2,950,000
(Increase) decrease in deferred costs       (18,681)      124,369       (36,660)
                                        -----------  --------------------------

Net cash provided by (used in) investing
 activities                               1,483,328    (10,262,630)  (8,408,279)
                                           --------------------- ------------

Cash flows from financing activities:
Proceeds from mortgage notes              1,311,309     5,682,291     1,492,455
Repayments of mortgage notes               (243,027)     (652,247)      (81,553)
Proceeds from construction loans                  0     8,106,210     5,004,863
Repayments of construction loans         (2,620,160)   (2,586,366)   (3,047,357)
Increase in deferred costs                        0      (786,020)      (43,897)
Increase in capitalization of consolidated
  subsidiaries attributable to minority interest  79,332  1,140,200       42,370
                                           -------------------------------------

Net cash (used in) provided by financing
 activities                                (1,472,546)    10,904,068   3,366,881
                                              ----------- ---------------------

Net (decrease) increase in
  cash and cash equivalents               (679,474)      946,312    (6,373,576)

Cash and cash equivalents at
 beginning of year                          4,384,477    3,438,165     9,811,741
                                          ----------  -----------   -----------

Cash and cash equivalents at end of year $ 3,705,003  $  4,384,477  $  3,438,165
                                         ==========   ===========   ===========

Supplemental disclosure of cash flow information:
Cash paid during the year for interest,
  net of amounts capitalized            $ 1,500,022  $  1,034,111 $     706,423
                                         ==========   ===========  ============

Supplemental disclosures of noncash investing and financing activities:

Property and equipment reclassified from
  construction in progress                $      0   $12,796,728  $  6,447,994

Property and equipment reclassified from
  deferred costs                            979,963             0             0

Construction loans converted to mortgage loans 77,700    11,702,805          0

Increase in property and equipment due to
  the purchase of minority interest               0             0        94,474

The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - General



Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) (the "Partnership") was organized on February 22, 1995 and commenced a public offering on July 6, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner").

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits").

As of March 31, 2001, the Partnership has acquired limited partnership interests in fourteen subsidiary partnerships, all of which have been consolidated. The Partnership does not anticipate acquiring limited partnership interests in additional subsidiary partnerships. The Partnership's investments in Local Partnerships represent from 98.99% to 99.89% interests, except for one investment which is a 58.12% interest.

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and fourteen, fourteen and ten subsidiary partnerships for the years ended March 31, 2001, 2000 and 1999, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Acquisition of Partnership interests are recorded under the purchase method of accounting. During the years ended March 31, 2001, 2000 and 1999 zero, four and one multifamily properties with an aggregate of 0, 211, and 25 units, respectively were acquired in separate transactions from unaffiliated sellers.

Increases (decreases) in the capitalization of the consolidated subsidiaries attributable to minority interests arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $46,000, $25,000 and $23,000 for the years ended March 31, 2001, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

d)  Investments Available-For-Sale

At inception, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2001 and 2000, the Partnership has classified its securities as available for sale.

Available-for-sale securities are carried at fair value with net unrealized gain
(loss) reported as a separate component of partners' capital until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

At March 31, 2001 and 2000, the Partnership's investments classified as investments available-for-sale are carried at cost which approximates fair market value, have maturities of less than one year and consist of municipal bonds and municipal bond instruments. As further clarification, the maturities of the investments are approximately one month and therefore there are no material unrealized gains or losses.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2001.

Through March 31, 2001, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

g)  Organization and Offering Costs

Costs incurred to organize the Partnership, including but not limited to legal, accounting and registration fees, are considered organization expenses. These costs are expensed as incurred. Pursuant to the provisions of Statement of Position No. 98-5, "Reporting on the Cost of Start-Up Activities", issued by the American Institute of Certified Public Accountants, the balance of the unamortized organization costs of approximately $101,000 was expensed during the year ended March 31, 2000.

Costs incurred in connection with obtaining permanent mortgage financing are amortized over the lives of the related mortgage notes. Costs incurred to sell BACs, including brokerage fees and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

h)  Deferred Acquisition Costs

Acquisition costs and fees incurred in connection with the purchase of interests in certain subsidiary partnerships have been capitalized as property costs.

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

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:


                                     March 31, 2001                  March 31, 2000
                           --------------------------------        ------------------------
                                  Carrying                  Carrying
                                    Amount     Fair Value     Amount     Fair Value
                                    ------     ----------     ------     ----------
Mortgage notes payable for which it is:
Practicable to estimate fair value  $28,951,985 $28,816,971 $31,493,637    $31,343,201
Not practicable                     $  7,709,031      (a)  $  4,021,397          (a)

Construction loans payable for which it is:

Practicable to estimate fair value   $   545,374  $    545,374 $  3,243,234  $ 3,243,234
Not practicable                      $          0              $          0


(a) Management believes it is not practicable to estimate the fair value of certain mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

The carrying amount of other assets and liabilities reported on the consolidated balance sheets that require such disclosure approximates fair value.

Due to General  Partner and  Affiliates  and Due to Local  General  Partners and
--------------------------------------------------------------------------------
Affiliates
----------
Management believes it is not practical to estimate the fair value of due to general partner and affiliates and due to local general partners and affiliates because market information on such unique loans are not currently available to the partnerships.

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                                                      Estimated
                                              March 31,            Useful Lives
                                      ---------------------------
                                         2001              2000        (Years)
                                      ------------    -----------     ---------

Land                                 $  3,307,496     $  3,306,472
Building and improvements              75,904,022       74,671,748        27.5
Furniture and fixtures                  1,088,213        1,050,776         5-7
                                      -----------      -----------

                                       80,299,731       79,028,996
Less:  Accumulated depreciation        (7,000,352)      (4,577,654)
                                      -----------      -----------

                                      $73,299,379      $74,451,342
                                       ==========       ==========

Included in property and equipment at March 31, 2001 and 2000, was $2,750,640 and $979,963, respectively, of acquisition fees paid to the General Partner and $708,031 of third party acquisition expenses. In addition, as of March 31, 2001 and 2000, building and improvements and construction in progress includes $212,418 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $4,235,495 to the local general partners and affiliates as of both March 31, 2001 and 2000. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2001, 2000 and 1999 amounted to $2,422,698, $2,149,854 and $1,293,501, respectively.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                               March 31,
                                      ----------------------------
                                        2001               2000
                                      ---------         ---------

Purchase price payments*              $   495,501      $   629,300
Real estate taxes, insurance and other  2,093,716        1,040,871
                                        ---------        ---------

                                       $2,589,217       $1,670,171
                                        =========        =========

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                               March 31,
                                      -----------------------------------------
                                          2001            2000          Period
                                      ----------        -------        -------

Financing costs                        $1,001,424      $   769,429           *
Deferred acquisition and other costs      177,692        1,372,594
                                       ----------        ---------
                                        1,179,116        2,142,023
Less:  Accumulated amortization          (221,282)        (133,414)
                                       ----------       ----------

                                      $   957,834       $2,008,609
                                       ==========        =========

*Over the life of the related mortgage note.

Amortization expense for the years ended March 31, 2001, 2000 and 1999 amounted to $89,493, $225,510 and $64,071, respectively.

During the years ended March 31, 2001 and 2000, $1,625 and $209,353 of fully amortized deferred costs were written off, respectively.

NOTE 7 - Mortgage and Construction Loans Payable

The mortgage and construction loans are payable in aggregate monthly installments of approximately $152,000 including principal and interest with rates varying from 0% to 9.36% per annum and have maturity dates ranging from 2004 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents and leases, and are without further recourse.

Annual principal payment on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

Fiscal Year                             Amount
-----------                             ------

2001                               $  2,060,232
2002                                    298,175
2003                                    322,324
2004                                    389,453
2005                                    429,319
Thereafter                           33,161,513
                                     ----------

                                    $36,661,016
                                    ===========

The mortgage agreements generally require monthly deposits to replacement reserves and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

As of December 31, 2000 and 1999, two subsidiary partnerships have construction loan commitments totaling approximately $4,503,000 with outstanding balances of approximately $545,000 and $3,243,000, respectively.

NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro-rata share of profits, losses and tax credits.

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2001, 2000 and 1999 are as follows:

A)  Acquisition Fees

The General Partner is entitled to an acquisition fee equal to 6.0% of the gross proceeds of the offering paid upon investor closings, for its services in connection with assisting in the selection and evaluation of Local Partnerships, in acquiring apartment complexes and supervising the construction of the complexes. Such fees are capitalized as property costs.

B)  Guarantees

The Partnership had negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2001, 2000 and 1999, the gross amounts of the Operating Deficit Guarantees aggregate approximately $3,332,000, $3,332,000 and $2,665,000, respectively, none of which have expired as of March 31, 2001. All current Operating Deficit Guarantees expire within the next three years. As of March 31, 2001, $0 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

C)  Related Party Expenses

Expenses incurred to related parties for the years ended March 31, 2001, 2000 and 1999 were as follows:

                                                  Year Ended March 31,
                                          2001           2000          1999
                                      ------------   ------------   -----------

Partnership management fees (a)         $   329,923   $   307,266   $   277,478
Expense reimbursements (b)                  132,549       127,058        83,667
Local administrative fees (d)                43,000        38,000        19,000
                                        -----------   -----------   -----------

Total general and administrative-
General Partner                             505,472       472,324       380,145
                                         ----------    ----------    ----------

Property management fees incurred
to affiliates of the subsidiary partnerships'
general partners (c)                        110,501        95,351        30,361
                                         ----------   -----------   -----------

Total general and administrative-
related parties                         $   615,973   $   567,675   $   410,506
                                         ==========    ==========    ==========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not previously paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $720,000 and $415,000 were accrued and unpaid as of March 31, 2001 and 2000, respectively.

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

(c) Property management fees incurred by the Local Partnerships amounted to $345,771, $327,308 and $177,091 for the years ended March 31, 2001, 2000 and
1999, respectively. Of these fees, $110,501, $95,351 and $30,361 was incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

D)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                               March 31,
                                                      -----------------------
                                                         2001            2000
                                                      ----------    ----------

Development fee payable                                $1,874,383    $2,807,385
Operating advances                                              0        64,922
General partner loan payable                              134,285             0
General partner loan receivable                           (82,302)            0
Construction advances                                     346,182       346,182
Construction costs payable                                 64,708       464,086
Management and other fees                                 143,029       140,052
                                                       ----------    ----------

                                                       $2,480,285    $3,822,627
                                                        =========     =========

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                Year Ended December 31,
                                           2000          1999           1998
                                       ------------  -----------   -----------

Financial statement net loss            $(3,773,666)  $(3,180,438)  $(1,267,733)

Differences  between  depreciation and
amortization  expense for financial
reporting purposes
and income tax purposes                    (262,761)     (138,624)     (113,752)

Differences  resulting from parent
company having a different
fiscal year for income tax and
financial reporting purposes
Tax exempt interest income                 (142,015)     (431,217)     (666,301)

Other,  including  accruals for financial
reporting  purposes not
deductible  for income tax
purposes until paid                         (65,563)      530,867        77,968
                                       ------------   -----------   -----------

Net loss as shown on the income
 tax returns                            $(4,301,368)  $(3,074,178)  $(2,011,489)
                                         ==========    ==========    ==========

NOTE 10 - Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation for up to $100,000. At March 31, 2001, uninsured cash and cash equivalents approximated $2,829,000.

b)  Leases

One subsidiary partnership is leasing the land on which the Project is located, for a term of 65 years starting on July 14, 1982. At December 31, 2000, the subsidiary partnership is obligated to pay rent of $1 per annum.

c)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a property when the credit period for such property commences. Because of the time required for the acquisition, completion and rent-up of properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,506,354, $4,846,123 and $2,659,921 of Housing Tax Credits and $0, $6,450,724 and $0 Historic Tax Credits during the 2000, 1999 and 1998 tax years, respectively.

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

Andrew D. Augenblick               Director and Executive Vice President of RCMP

Michael J. Wechsler                Director and Executive Vice President of RCMP

Stuart J. Boesky                    Senior Vice President and Member of RILLC

Marc D. Schnitzer                   Vice President of RILLC

Denise L. Kiley                     Vice President of RILLC

Glenn F. Hopps                      Treasurer of RILLC

Teresa Wicelinski                   Secretary of RILLC

STEPHEN M. ROSS, 61, is a Director of RILLC. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 46, is President of RILLC. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc. and Charter Municipal Mortgage Acceptance Company.


ANDREW D. AUGENBLICK, 40, is a Director and Executive Vice President of RCMP. Mr. Augenblick is also an Executive Vice President of The Related Companies, L.P. Prior to joining Related in 1985, he was with McKinsey & Company. Mr. Augenblick graduated from Dartmouth College when he received a Bachelor of Arts Degree and from the Harvard Graduate School of Business Administration when he received a Masters degree in Business Administration.

MICHAEL J. WECHSLER, 62, is a Director and Executive Vice President of RCMP. Mr. Wechsler joined the predecessor of The Related Companies, L.P. in 1987 as Chief Operating Officer and Executive Vice President and is the Chief Operating Officer and Executive Vice President of the Related Realty Group, Inc. Prior to that, he was Senior Vice President and a Managing Director of the Real Estate Division of Chemical Bank with overall responsibility for administration and lending activities of the Division in 25 states and New York City. He supervised a diversified portfolio of construction and real estate loans of over $3.5 billion. Mr. Wechsler attended the Massachusetts Institute of Technology when he received a Bachelor of Science degree in Civil Engineering and received his Masters in Business Administration from the Harvard Graduate School of Business Administration.

STUART J. BOESKY, 45, is a Vice President of RILLC. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 40, is a Vice President of RILLC. He is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 41, is responsible for overseeing the due diligence and asset management of the multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 38, is Treasurer of RILLC. Prior to joining Related in December, 1990, Mr. Hopps was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 35, is Secretary of RILLC. Prior to joining Related in June 1992, Ms. Wicelinski was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                    Name and address of     Amount and Nature of    Percentage
Title of Class      Beneficial Ownership    Beneficial Ownership     of Class
--------------      --------------------    --------------------    -----------

General Partnership Related Independence   $1,000 capital              100%
Interest in the     L.L.C.                  contribution
Partnership         625 Madison Avenue      -directly owned
                                            New York, NY  10022

Independence SLP IV L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in the Local Partnerships. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of June 18, 2001 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the General Partner of RCMP and (iii) the directors and executive officers of the General Partners of RCMP as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                 Amount and Nature of         Percentage
Name of Beneficial Owner (1)     Beneficial Ownership           of Class
----------------------------     --------------------         ------------------

Lehigh Tax Credit Partners, Inc. 2,868.06(2)                  6.3%
J. Michael Fried                 2,868.06(2)(3)               6.3%
Andrew D. Augenblick             --                           --
Michael J. Wechsler              --                           --
Alan P. Hirmes                   2,868.06(2)(3)               6.3%
Stuart J. Boesky                 2,868.06(2)(3)               6.3%
Stephen M. Ross                  2,868.06(2)(3)               6.3%
Marc D. Schnitzer                2,868.06(2)(3)               6.3%
Glenn F. Hopps                   --                           --
Teresa Wicelinski                --                           --

All directors and executive
officers of the general partner
of the Related General Partner as
a group (nine persons)           2,868.06(2)(3)               6.3%

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                    Sequential
                                                                       Page
                                                                    ----------


(a) 1.   Financial Statements

         Independent Auditors' Report                                         15

         Consolidated Balance Sheets at March 31, 2001 and 2000               46

         Consolidated Statements of Operations for the Years Ended
         March 31, 2001, 2000 and 1999                                        47

         Consolidated  Statements of Changes in Partners'  Capital
         (Deficit) for the Years Ended March 31, 2001,  2000 and 1999         48

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2001, 2000 and 1999                                        49

         Notes to Consolidated Financial Statements                           51

(a) 2.   Consolidated Financial Statement Schedules

         Independent Auditors' Report                                         71

         Schedule I - Condensed Financial Information of Registrant           72

         Schedule III - Real Estate and Accumulated Depreciation              75

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

(3A) Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV as adopted on February 22, 1995*

(3B)  Form  of  Amended  and  Restated  Agreement  of  Limited   Partnership  of
Independence Tax Credit Plus L.P. IV, attached to the Prospectus as Exhibit A**

(3C) Certificate of Limited Partnership of Independence Tax Credit Plus L.P. IV as filed on February 22, 1995*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B) Escrow Agreement between Independence Tax Credit Plus L.P. IV and Bankers Trust Company*

(10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10D) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)     Subsidiaries of the Registrant                                       68

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                  (Registrant)



                               By:  RELATED INDEPENDENCE L.L.C.,
                                    a General Partner



Date:  June 13, 2001                By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        President and Member
                                        (principal executive and
                                        financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            Signature               Title                      Date
-----------------------     ------------------------      ------------------




                             President and Chief Executive Officer
                             Director and President of RCMP, Inc.,
                             the general partner of Related
/s/ Stephen M. Ross          General II L.P., a Member of Related
-------------------
Stephen M. Ross              Independence L.L.C.                 June 13, 2001



                             President and Member of
                             Related Independence L.L.C.
/s/ Alan P. Hirmes           (principal executive and
------------------
Alan P. Hirmes               financial officer)                  June 13, 2001



                             Director and Executive Vice President
                             of RCMP, Inc., the general partner of
/s/ Andrew D. Augenblick     Related General II L.P., a Member of
------------------------
Andrew D. Augenblick         Related Independence L.L.C.         June 13, 2001



                             Director and Executive Vice President
                             of RCMP, Inc., the general partner of
/s/ Michael J. Wechsler      Related General II L.P., a Member of
-----------------------
Michael J. Wechsler          Related Independence L.L.C.         June 13, 2001



/s/ Stuart J. Boesky         Vice President and Member of
--------------------
Stuart J. Boesky             Related Independence L.L.C.         June 13, 2001



/s/ Glenn F. Hopps           Treasurer of Related Independence
------------------
Glenn F. Hopps               L.L.C. (principal accounting officer) June 13, 2001

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES
          -------------------------------------------------------------




To the Partners of
Independence Tax Credit Plus L.P. IV and Subsidiaries



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. IV and Subsidiaries included in the Form 10-K as presented in our opinion dated June 2, 2001, which is based in part on the reports of other auditors, we have also audited supporting Schedule I as of March 31, 2001 and 2000 and for the years ended March 31, 2001, 2000 and 1999 and Schedule III as of March 31, 2001 and for the years ended March 31, 2001, 2000 and 1999. In our opinion, based on our audits and the reports of the other auditors, these schedules present fairly, when read in conjunction with the related financial statements, the financial data required to be set forth therein.





/s/ Friedman Alpren & Green LLP
Friedman Alpren & Green LLP

New York, New York
June 2, 2001

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)



                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                              March 31,
                                                    ---------------------------
                                                        2001            2000
                                                     -----------    ----------

Cash and cash equivalents                            $  2,800,511  $  1,129,135
Investments available for sale                                  0     3,100,000
Investment in subsidiary partnerships                  27,825,827    29,136,689
Cash held in escrow                                       495,501       629,300
Other assets                                            2,099,410     2,592,061
                                                      -----------   -----------

Total assets                                          $33,221,249   $36,587,185
                                                       ==========    ==========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                $    872,555  $    472,321
Other liabilities                                          47,587        40,091
                                                     ------------  ------------

Total liabilities                                         920,142       512,412

Partners' capital                                      32,301,107    36,074,773
                                                       ----------    ----------

Total liabilities and partners' capital               $33,221,249   $36,587,185
                                                       ==========    ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)








                       CONDENSED STATEMENTS OF OPERATIONS



                                                   Year Ended March 31,
                                          2001           2000        1999
                                       -----------    ----------    ----------

Revenues

Interest income                         $   161,204   $   338,749  $    596,606
                                         ----------    ----------   -----------


Expenses

Administrative and management               245,743       183,303       119,837
Administrative and management-related parties462,472       434,324      374,452
Amortization                                      0        15,000        10,000
                                       -----------  ------------  ------------

Total expenses                             708,215       632,627       504,289
                                        -----------   -----------   -----------

(Loss) income from operations              (547,011)     (293,878)       92,317

Equity in loss of subsidiary partnerships(3,226,655)   (3,474,316)   (1,360,050)
                                         ----------    ----------    ----------

Net loss                                $(3,773,666)  $(3,180,438)  $(1,267,733)
                                         ==========    ==========    ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)

                       CONDENSED STATEMENTS OF CASH FLOWS

                              Year Ended March 31,
                                          2001          2000         1999
                                       -----------   -----------   ----------

Cash flows from operating activities:

Net loss                               $ (3,773,666)$  (3,180,438)  $(1,267,733)
                                        -----------  ------------    ----------
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:

Amortization                                      0        15,000        10,000
Equity in loss of subsidiary partnerships 3,226,655     3,474,316     1,360,050
Decrease (increase) in other assets         492,651      (353,919)   (1,081,919)
Increase (decrease) in liabilities:
Due to general partner and affiliates       400,234       216,854       (40,850)
Other liabilities                             7,496        26,098        11,150
                                      ------------- -------------  ------------

Total adjustments                         4,127,036     3,378,349       258,431
                                        -----------   -----------   -----------

Net cash provided by (used in) operating
  activities                                353,370     197,911      (1,009,302)
                                          ----------   ---------- --------------

Cash flows from investing activities:

Decrease in investments available for sale 3,100,000    10,950,000     2,950,000
Decrease in cash held in escrow             133,799       691,089       992,394
Investments in subsidiary partnerships   (1,915,793)  (12,373,218)   (6,808,326)
                                        -----------   -----------    ----------

Net cash provided by (used in) investing
  activities                              1,318,006     (732,129)    (2,865,932)
                                          ---------   ------------     --------

Net increase (decrease) in cash and cash
  equivalents                             1,671,376      (534,218)   (3,875,234)

Cash and cash equivalents, beginning
 of year                                  1,129,135      1,663,353     5,538,587
                                         -----------    ----------    ----------

Cash and cash equivalents, end of year  $  2,800,511   $ 1,129,135   $ 1,663,353
                                         ===========    ==========    ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2001



                                                                                     Cost Capitalized
                                                          Initial Cost to Partnership   Subsequent to
                                                          --------------------------
                                                                       Buildings and    Acqusition:
           Description                         Encumbrances    Land     Improvements   Improvements
---------------------------------------------  ------------    ----     ------------   ------------


Apartment Complexes

BX-8A Team Associates, L.P.                    $  1,848,534  $5,467      $2,667,819      $149,334
  Bronx, NY
Westminster Park Plaza                            7,920,888  1,197,697   8,093,774       1,939,639
  Los Angeles, CA
Fawcett Street Limited Partnership                  2,034,145    390,654   4,247,465       188,181
  Tacoma, WA
Figueroa Senior Housing Limited Partnership         3,019,669   279,000   4,978,250        530,628
  Los Angeles, CA
NNPHI Senior Housing Limited Partnership           3,941,616     709,657  6,135,419        323,533
  Los Angeles, CA
Belmont/McBride Apartments                         2,887,945    154,934   5,627,693       2,371,944
  Limited Partnership
  Paterson, NJ
Sojourner Douglass, L.P.                           1,977,352     141,297   2,573,950        112,727
  Paterson, NJ
New Zion Apartments Limited Partnership          1,105,224        20,000   2,688,770        76,839
  Shreveport, LA
Bakery Village Urban Renewal                     4,631,108         50,000   14,912,416     2,731,224
  Associates, L.P.
  Montclair, NJ
Marlton Housing Partnership, L.P.                 1,849,000      2,648   1,547,121         1,731,531
  Philadelphia, PA
GP Kaneohe Limited Partnership                    2,178,595          0    3,306,828          43,110
  Kaneohe, HI
KSD Village Apartments, Phase II Ltd.               481,764         0      887,539           29,272
  Danville, KY
Kanisa Apartments Ltd.                            1,558,542     106,592   4,846,543          102,813
  Fayette County, KY
Guymon Housing Partners, L.P.                     1,772,008      84,918   4,238,907           73,598
  Guymon, OK
                                                  --------      --------   ---------         --------

                                                 $37,206,390   $3,142,864 $66,752,494    $10,404,373
                                                  ==========   =========   ==========      ==========



                                                                                                                      Life on which
                                                                                                                     Depreciation in
                                                 Gross  Amount at which Carried At Close of Period
                                               --------------------------------------------------  Year of             Latest Income
                                                       Buildings and              Accumulated   Construction/   Date  Statements are
       Description                              Land    Improvements     Total    Depreciation    Renovation  Acquired  Computed(a)
--------------------------------------------    ----    ------------     -----     ------------   ------------  --------  ----------
Apartment Complexes


BX-8A Team Associates, L.P.                   $11,579  $2,811,041  $2,822,620  $ 499,913         1995-96     Oct. 1995    27.5 years
  Bronx, NY
Westminster Park Plaza                        1,292,427   9,938,683  11,231,110   1,141,893     1996-97       June 1996   27.5 years
  Los Angeles, CA
Fawcett Street Limited Partnership              396,383   4,429,917   4,826,300     707,343     1996-97       June 1996   27.5 years
  Tacoma, WA
Figueroa Senior Housing Limited Partnership     291,377   5,496,501   5,787,878      568,488     1996-97      Nov. 1996   27.5 years
  Los Angeles, CA
NNPHI Senior Housing Limited Partnership         715,387   6,453,222   7,168,609     660,507     1996-97      Dec. 1996   27.5 years
  Los Angeles, CA
Belmont/McBride Apartments                       182,633   7,971,938   8,154,571     816,852     1997-98      Jan. 1997   27.5 years
  Limited Partnership
  Paterson, NJ
Sojourner Douglass, L.P.                         143,996   2,683,978   2,827,974     377,415     1997-98        Feb. 1997 27.5 years
  Paterson, NJ
New Zion Apartments Limited Partnership          22,699   2,762,910   2,785,609     378,863     1997-98        Oct. 1997  27.5 years
  Shreveport, LA
Bakery Village Urban Renewal                      52,699  17,640,941  17,693,640   1,002,122     1997-98      Dec. 1997   27.5 years
  Associates, L.P.
  Montclair, NJ
Marlton Housing Partnership, L.P.                  4,355   3,276,945   3,281,300     134,267     1998-99       May 1998   27.5 years
  Philadelphia, PA
GP Kaneohe Limited Partnership                       613   3,349,325   3,349,938     155,066     1999-00      July 1999   7-40 years
  Kaneohe, HI
KSD Village Apartments, Phase II Ltd.                612     916,198     916,810      37,763     1999-00       July 1999 10-40 years
  Danville, KY
Kanisa Apartments Ltd.                            107,205   4,948,743   5,055,948     164,122     1998-99      Oct. 1999  5-40 years
  Fayette County, KY
Guymon Housing Partners, L.P.                      85,531   4,311,893   4,397,424     355,738     1998-99      Dec. 1999  27.5 years
  Guymon, OK
                                                --------     --------    --------    --------

                                              $3,307,496   $76,992,235 $80,299,731 $ 7,000,352
                                               =========    ==========  ==========  ==========




(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.



                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2001


                                      Cost  of  Property  and Equipment                           Accumulated Deprecitaion
                                    --------------------------------------                 --------------------------------------
                                                                    Year Ended  March 31,
                                   2001             2000               1999            2001               2000              1999
      ----------------------------------------------------------------------------------------------------------------------------


Balance at beginning of year     $79,028,996       $48,027,810       $34,621,773       $4,577,654        $2,427,800       $1,134,299
Additions during year:
Land, building and improvements    1,270,735        31,001,186        13,406,037
Depreciation expense               _________         _________         _________        2,422,698         2,149,854        1,293,501
                                                                                        ---------         ---------        ---------
Balance at close of year         $80,299,731       $79,028,996       $48,027,810       $7,000,352        $4,577,654       $2,427,800
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