Form 10-Q
period 2001-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2001-08-08
CIK 940329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-----  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

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


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets



                                     -------------   -------------
                                     -------------   -------------
                                        JUNE 30,       MARCH 31,
                                          2001           2001
                                     -------------   -------------
                                      (UNAUDITED)

ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $7,604,136 and $7,000,352,
  respectively                       $  72,697,322   $  73,299,379
Cash and cash equivalents                3,342,787       3,705,003
Cash held in escrow                      2,898,871       2,589,217
Deferred costs, net of accumulated
  amortization of $241,893 and
  $221,282, respectively                   997,237         957,834
Other assets                               482,932         390,171
                                     -------------   -------------
Total assets                         $  80,419,149   $  80,941,604
                                     =============   =============

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (continued)

                                              -------------    -------------
                                              -------------    -------------
                                                 JUNE 30,        MARCH 31,
                                                   2001            2001
                                              -------------    -------------
                                               (UNAUDITED)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                      $  36,640,476    $  36,661,016
  Construction loans payable                        545,374          545,374
  Accounts payable and other
   liabilities                                    6,272,786        5,684,359
  Due to local general partners and
   affiliates                                     2,413,106        2,480,285
  Due to general partner and affiliates           1,067,516        1,171,747
                                              -------------    -------------
Total liabilities                                46,939,258       46,542,781
                                              -------------    -------------

Minority interest                                 2,090,150        2,097,716
                                              -------------    -------------

Partners' capital (deficit):
  Limited partners (45,844 BACs
   issued and outstanding)                       31,483,377       32,385,629
  General partner                                   (93,636)         (84,522)
                                              -------------    -------------
Total partners' capital (deficit)                31,389,741       32,301,107
                                              -------------    -------------
Total liabilities and partners'
  capital (deficit)                           $  80,419,149    $  80,941,604
                                              =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)


                                     -----------------------------
                                     -----------------------------
                                           THREE MONTHS ENDED
                                                JUNE 30,
                                     -----------------------------
                                          2001            2000
                                     -------------    -------------
Revenues
Rental income                        $   1,360,723    $   1,245,706
Other income (principally interest
  income)                                   99,350           97,885
                                     -------------    -------------
Total revenues                           1,460,073        1,343,591
                                     -------------    -------------
Expenses
General and administrative                 419,249          469,166
General and administrative-
  related parties                          152,324          150,746
Repairs and maintenance                    223,061          195,244
Operating                                  230,324          161,752
Taxes                                       43,838           95,585
Insurance                                   67,021           67,597
Interest                                   618,793          657,228
Depreciation and amortization              624,395          632,578
                                     -------------    -------------
Total expenses                           2,379,005        2,429,896
                                     -------------    -------------

Loss before minority interest             (918,932)      (1,086,305)
Minority interest in loss of
  subsidiary partnerships                    7,566           10,220
                                     -------------    -------------
Net loss                             $    (911,366)   $  (1,076,085)
                                     =============    =============
Net loss - limited partners          $    (902,252)   $  (1,065,324)
                                     =============    =============
Number of BACs outstanding                  45,844           45,844
                                     =============    =============
Net loss per BAC                     $      (19.68)   $      (23.24)
                                     =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
   Consolidated Condensed Statement of Changes in Partners' Capital (Deficit)
                    For the Three Months Ended June 30, 2001
                                   (Unaudited)


                         -----------------------------------------------
                         -----------------------------------------------
                                             LIMITED          GENERAL
                             TOTAL           PARTNERS         PARTNER
                         -------------    -------------    -------------
Partners' capital
  (deficit) - April 1,
  2001                   $  32,301,107    $  32,385,629    $     (84,522)

Net loss                      (911,366)        (902,252)          (9,114)
                         -------------    -------------    -------------

Partners' capital
  (deficit) - June 30,
  2001                   $  31,389,741    $  31,483,377    $     (93,636)
                         =============    =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                        ------------------------------
                                        ------------------------------
                                               THREE MONTHS ENDED
                                                   JUNE 30,
                                        ------------------------------
                                             2001             2000
                                        -------------    -------------
Cash flows from operating activities:
Net loss                                $    (911,366)   $  (1,076,085)
                                        -------------    -------------
Adjustments to reconcile net loss
  to net cash used in  operating
  activities:
Depreciation and amortization                 624,395          632,578
Minority interest in loss of
  subsidiary partnerships                      (7,566)         (10,220)
Increase in cash held in escrow              (309,654)        (538,477)
(Increase) decrease in other assets           (92,761)         167,039
Increase in accounts payable
  and other liabilities                       588,427          490,415
Increase in due to local general
  partners and affiliates                       5,312          144,615
Decrease in due to local general
  partners and affiliates                     (69,715)        (503,453)
(Decrease) increase in due to general
  partner and affiliates                     (104,231)          51,725
                                        -------------    -------------
  Total adjustments                           634,207          434,222
                                        -------------    -------------
Net cash used in operating
  activities                                 (277,159)        (641,863)
                                        -------------    -------------

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)


                                        ------------------------------
                                        ------------------------------
                                                THREE MONTHS ENDED
                                                    JUNE 30,
                                        ------------------------------
                                             2001             2000
                                        -------------    -------------
Cash flows from investing activities:
Increase in property and equipment             (1,727)         (13,425)
Decrease in accounts payable and
  other liabilities                                 0         (163,599)
Increase in due to local general
  partners and affiliates                      41,319                0
Decrease in due to local general
  partners and affiliates                     (44,095)               0
Decrease in investments
  available for sale                                0        1,800,000
                                        -------------    -------------
Net cash (used in) provided by
  investing activities                         (4,503)       1,622,976
                                        -------------    -------------

Cash flows from financing activities:
Proceeds from mortgage notes                      332           19,764
Repayments of mortgage notes                  (20,872)         (32,570)
Increase in deferred costs                    (60,014)          (1,625)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                 0          (30,602)
                                        -------------    -------------
Net cash used in financing
  activities                                  (80,554)         (45,033)
                                        -------------    -------------

Net (decrease) increase in cash and
  cash equivalents                           (362,216)         936,080
Cash and cash equivalents at
  beginning of period                       3,705,003        4,384,477
                                        -------------    -------------
Cash and cash equivalents at
  end of period                         $   3,342,787    $   5,320,557
                                        =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)


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

As of June 30, 2001, the Partnership has acquired a limited partnership interest in fourteen subsidiary partnerships, all of which have been consolidated. The Partnership does not anticipate acquiring limited partnership interests in any additional subsidiary partnerships. The Partnership's investment in each Local Partnership represents from 98.99% to 99.98% with one Local Partnership at 58.12% of the partnership interests in the Local Partnership. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)


Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interests arise primarily from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $3,000 for each of the three months ended June 30, 2001 and 2000. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2001 and the results of operations and its cash flows for the three months ended June 30, 2001 and 2000. However, the operating results for the three months ended June 30, 2001 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2001 and 2000 were as follows:

                                         THREE MONTHS ENDED
                                               JUNE 30,
                                       ----------   ----------
                                          2001         2000
                                       ----------   ----------
Partnership management fees (a)        $   83,742   $   82,399

Expense reimbursement (b)                  34,875       28,831
Local administrative fee (c)               11,000        9,500
                                       ----------   ----------
Total general and administrative-
  General Partner                         129,617      120,730
                                       ----------   ----------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (d)       22,707       30,016
                                       ----------   ----------
Total general and administrative-
  related parties                      $  152,324   $  150,746
                                       ==========   ==========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $704,000 and $720,000 were accrued and unpaid as of June 30, 2001 and March 31, 2001, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)


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

(d) Property management fees incurred by the Local Partnerships amounted to $83,972 and $85,073 for the three months ended June 30, 2001 and 2000, respectively. Of these fees $22,707 and $30,016 were incurred to affiliates of the subsidiary partnerships' general partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Partnership's primary sources of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to Local Partnerships and (ii) working capital reserves and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

As of June 30, 2001, the Partnership has invested approximately $37,732,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $2,247,000 remains to be paid to the Local Partnerships (including approximately $496,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the three months ended June 30, 2001, approximately $171,000 was paid to Local Partnerships (none of which was released from escrow). The Partnership is not acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no purchase price adjustments during the three months ended June 30, 2001.

For the three months ended June 30, 2001, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased approximately $362,000. This decrease was due to cash used in operating activities ($277,000), an increase in deferred costs ($60,000), an increase in property and equipment ($2,000), net repayments of mortgage notes ($21,000) and a net decrease in due to local general and affiliates relating to investing activities ($3,000). Included in the adjustments to reconcile the net loss to cash used in operations is depreciation and amortization of approximately $624,000.

A working capital reserve has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At June 30, 2001, there is approximately $647,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. Cash distributions from the Local Partnership will be relatively immaterial. During the three months ended June 30, 2001, cash distributions received from the Local Partnerships approximated $1,000.

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

RESULTS OF OPERATIONS
---------------------
The results of operations for the three months ended June 30, 2001 and 2000 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 9% for the three months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to rental rate increases and the rentup of one Local Partnership.

Total expenses, excluding general and administrative, repairs and maintenance, operating and taxes, remained fairly consistent with a decrease of approximately 3% for the three months ended June 30, 2001 as compared to the corresponding period in 2000.

General and administrative decreased approximately $50,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to a decrease in legal fees at the Partnership level.

Repairs and maintenance increased approximately $28,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to the replacement of air conditioners and landscaping at one Local Partnership.

Operating expense increased approximately $69,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to an increase in fuel costs at two Local Partnerships.

Taxes decreased approximately $52,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to a reduction in taxes due to low-income housing status received at one Local Partnership and an underaccrual of taxes in 1999 at a second Local Partnership.

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

Date:  August 8, 2001

                         By:/s/ Alan P. Hirmes
                            ------------------
                            Alan P. Hirmes,
                            President and Member
                            (principal executive and financial officer)

Date:  August 8, 2001

                         By:/s/ Glenn F. Hopps
                            ------------------
                            Glenn F. Hopps,
                            Treasurer
                            (principal accounting officer)