Form 10-Q
period 2001-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2001-11-07
CIK 940329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 33-89968

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                 13-3809869
 ---------------------------                 -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


625 MADISON AVENUE, NEW YORK, NEW YORK               10022
--------------------------------------          --------------
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

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets

                                       -------------   ---------
                                       -------------   ---------
                                       SEPTEMBER 30,   MARCH 31,
                                          2001           2001
                                       -------------   ---------
                                        (UNAUDITED)
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $8,208,606 and $7,000,352,
  respectively                        $72,098,861    $73,299,379
Cash and cash equivalents               3,109,337      3,705,003
Cash held in escrow                     2,891,274      2,589,217
Deferred costs, net of accumulated
  amortization of $264,461 and
  $221,282, respectively                  974,668        957,834
Other assets                              535,777        390,171
                                      -----------   ------------
Total assets                          $79,609,917    $80,941,604
                                      ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (continued)

                                            -------------   ---------
                                            -------------   ---------
                                            SEPTEMBER 30,   MARCH 31,
                                               2001           2001
                                            -------------   ---------
                                             (UNAUDITED)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                    $36,598,580   $36,661,016
  Construction loans payable                    545,374       545,374
  Accounts payable and other
   liabilities                                6,389,555     5,684,359
  Due to local general partners and
   affiliates                                 2,383,969     2,480,285
  Due to general partner and affiliates       1,130,999     1,171,747
                                            -----------   -----------
Total liabilities                            47,048,477    46,542,781
                                            -----------   -----------

Minority interest                             2,082,677     2,097,716
                                            -----------   -----------

Partners' capital (deficit):
  Limited partners (45,844 BACs
   issued and outstanding)                   30,581,508    32,385,629
  General partner                              (102,745)      (84,522)
                                            -----------   -----------
Total partners' capital (deficit)            30,478,763    32,301,107
                                            -----------   -----------
Total liabilities and partners'
  capital (deficit)                         $79,609,917   $80,941,604
                                            ===========   ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                          ==========================  ===========================
                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                 SEPTEMBER 30,               SEPTEMBER 30,
                          --------------------------  ---------------------------
                            2001             2000*      2001              2000*
                          --------------------------  ---------------------------
Revenues
Rental income             $ 1,363,274    $ 1,290,358   $ 2,723,997    $ 2,545,564
Other income
  (principally
  interest)                    64,391        106,670        163,741        195,055
                          -----------    -----------    -----------    -----------
Total revenues              1,427,665      1,397,028      2,887,738      2,740,619
                          -----------    -----------    -----------    -----------

Expenses
General and
  administrative              403,631        494,527        822,880        963,693
General and
  administrative-
  related parties             140,418        159,522        292,742        310,268
Repairs and
  maintenance                 232,717        220,598        455,778        415,842
Operating                     160,890        146,442        391,214        308,194
Taxes                          38,499         67,737         82,337        163,322
Insurance                      49,163         53,289        116,184        120,886
Interest                      692,046        634,420      1,310,839      1,291,648
Depreciation and
  amortization                627,038        643,630      1,251,433      1,276,208
                          -----------    -----------    -----------    -----------
Total expenses              2,344,402      2,420,165      4,723,407      4,850,061
                          -----------    -----------    -----------    -----------

Loss before
  minority
  interest                   (916,737)    (1,023,137)    (1,835,669)    (2,109,442)
Minority interest in
  loss (income) of
  subsidiary
  partnerships                  5,759         (3,300)        13,325          6,920
                          -----------    -----------    -----------    -----------

Net loss                  $  (910,978)   $(1,026,437)   $(1,822,344)   $(2,102,522)
                          ===========    ===========    ===========    ===========

Net loss - limited
  partners                $  (901,869)   $(1,016,173)   $(1,804,121)   $(2,081,497)
                          ===========    ===========    ===========    ===========
Number of BACs
  outstanding                  45,844         45,844         45,844         45,844
                          ===========    ===========    ===========    ===========
Net loss per
  BAC                     $    (19.67)   $    (22.16)   $    (39.35)   $    (45.40)
                          ===========    ===========    ===========    ===========

*Reclassified for comparative purposes.
The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
   Consolidated Condensed Statement of Changes in Partners' Capital (Deficit)
                   For the Six Months Ended September 30, 2001
                                   (Unaudited)

                         ============================================
                                          LIMITED        GENERAL
                            TOTAL         PARTNERS       PARTNER
                         --------------------------------------------

Partners' capital
  (deficit) - April 1,
  2001                   $ 32,301,107    $ 32,385,629    $    (84,522)

Net loss                   (1,822,344)     (1,804,121)        (18,223)
                         ------------    ------------    ------------

Partners' capital
  (deficit) -
September 30,
  2001                   $ 30,478,763    $ 30,581,508    $   (102,745)
                         ============    ============    ============

The accompanying notes are an integral part of these consolidated condensed financial statements.


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                             ===============================
                                                    SIX MONTHS ENDED
                                                      SEPTEMBER 30,
                                             -------------------------------
                                                   2001             2000
                                             -------------------------------
Cash flows from operating activities:
Net loss                                        $(1,822,344)   $(2,102,522)
                                                -----------    -----------
Adjustments to reconcile net loss
  to net cash used in  operating
  activities:
Depreciation and amortization                     1,251,433      1,276,208
Minority interest in loss of
  subsidiary partnerships                           (13,325)        (6,920)
Increase in cash held in escrow                    (302,057)      (443,988)
(Increase) decrease in other assets                (145,606)       257,838
Increase in accounts payable
  and other liabilities                             705,196        661,702
Increase in due to local general
  partners and affiliates                               576         51,750
Decrease in due to local general
  partners and affiliates                           (61,444)      (553,329)
(Decrease) increase in due to general
  partner and affiliates                            (40,748)       177,936
                                                -----------    -----------
  Total adjustments                               1,394,025      1,421,197
                                                -----------    -----------

Net cash used in operating
  activities                                       (428,319)      (681,325)
                                                -----------    -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                             ====================================
                                                     SIX MONTHS ENDED
                                                        SEPTEMBER 30,
                                             ------------------------------------
                                                   2001                  2000
                                             ------------------------------------
Cash flows from investing activities:
Increase in property and equipment                   (7,736)       (24,999)
Decrease in accounts payable and
  other liabilities                                       0       (163,599)
Increase in due to local general
  partners and affiliates                            41,319              0
Decrease in due to local general
  partners and affiliates                           (76,767)             0
Decrease in investments
  available for sale                                      0      3,100,000
                                                -----------    -----------
Net cash (used in) provided by
  investing activities                              (43,184)     2,911,402
                                                -----------    -----------

Cash flows from financing activities:
Proceeds from mortgage notes                              0         58,140
Repayments of mortgage notes                        (62,436)       (50,919)
Repayments of construction loans                          0     (1,497,109)
Increase in deferred costs                          (60,013)        (1,625)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                  (1,714)       (30,602)
                                                -----------    -----------
Net cash used in financing
  activities                                       (124,163)    (1,522,115)
                                                -----------    -----------

Net (decrease) increase in cash and
  cash equivalents                                 (595,666)       707,962
Cash and cash equivalents at
  beginning of period                             3,705,003      4,384,477
                                                -----------    -----------
Cash and cash equivalents at
  end of period                                 $ 3,109,337    $ 5,092,439
                                                ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                              ====================================
                                                        SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                              ------------------------------------
                                                   2001                  2000
                                              ------------------------------------
Supplemental disclosures of noncash
  investing and financing activities:

Conversion of construction loans
  to mortgage notes                           $            0           $1,146,699

The accompanying notes are an integral part of these consolidated condensed financial statements.


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

As of September 30, 2001, the Partnership has acquired a limited partnership interest in fourteen subsidiary partnerships, all of which have been consolidated. The Partnership does not anticipate acquiring limited partnership interests in any additional subsidiary partnerships. The Partnership's investment in each Local Partnership represents from 98.99% to 99.98%, with the exception of a 58.12% interest in one Local Partnership. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interests arise primarily from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $2,000, $3,000, $5,000 and $6,000 for the three and six months ended September 30, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2001.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2001, the results of operations for the three and six months ended September 30, 2001 and 2000 and its cash flows for the six months ended September 30, 2001 and 2000. However, the operating results for the six months ended September 30, 2001 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended
September 30, 2001 and 2000 were as follows:
                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                                ---------------------   ----------------------
                                    2001       2000       2001       2000
                                ---------------------   ----------------------
Partnership manage-
  ment fees (a)                   $ 83,742   $ 82,400   $167,484   $164,799
Expense reimburse-
  ment (b)                          26,439     42,465     61,314     71,296
Local administrative
  fee (c)                           11,000      9,500     22,000     19,000
                                  --------   --------   --------   --------
Total general and
  administrative-
  General Partner                  121,181    134,365    250,798    255,095
                                  --------   --------   --------   --------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)                      19,237     25,157     41,944     55,173
                                  --------   --------   --------   --------
Total general and
  administrative-
  related parties                 $140,418   $159,522   $292,742   $310,268
                                  ========   ========   ========   ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $788,000 and $720,000 were accrued and unpaid as of September 30, 2001 and March 31, 2001, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $87,863, $83,362, $171,835 and $168,435 for the three and six months ended
September 30, 2001 and 2000, respectively. Of these fees $19,237, $25,157, $41,944 and $55,173 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of September 30, 2001, the Partnership has invested approximately $37,732,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $2,040,000 remains to be paid to the Local Partnerships (including approximately $496,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the six months ended September 30, 2001, approximately $378,000 was paid to Local Partnerships (none of which was released from escrow). The Partnership is not acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no purchase price adjustments during the six months ended September 30, 2001.

For the six months ended September 30, 2001, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased approximately $596,000. This decrease was due to cash used in operating activities ($428,000), an increase in deferred costs ($60,000), an increase in property and equipment ($8,000), repayments of mortgage notes ($62,000), a net decrease in due to local general partners and affiliates relating to investing activities ($35,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest $(2,000). Included in the adjustments to reconcile the net loss to cash used in operations is depreciation and amortization of approximately $1,251,000.

The Partnership has established a working capital reserve from funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At September 30, 2001, there is approximately $561,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. Cash distributions from the Local Partnerships will be relatively immaterial. During the six months ended September 30, 2001, cash distributions received from the Local Partnerships approximated $1,000.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The tax credits will be attached to the project for a period of ten years, and will be transferable with the property during the remainder of such ten-year period. If the General Partner determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

RESULTS OF OPERATIONS

The results of operations for the three and six months ended September 30, 2001 and 2000 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 6% and 7% for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to rental rate increases and the rentup of one Local Partnership.

Other income decreased approximately $42,000 and $31,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to smaller cash and cash equivalent balances earning interest at one Local Partnership and the Partnership level.

Total expenses, excluding general and administrative, general and administrative-related parties, operating and taxes, remained fairly consistent with increases of approximately 3% and 1% for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000.

General and administrative expenses decreased approximately $91,000 and $141,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to an underaccrual at one Local Partnership in 1999 and a decrease in legal fees at the Partnership level.

General and administrative-related parties decreased approximately $19,000 and $18,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to a decrease in property management fees at one Local Partnership and a decrease in expense reimbursements at the Partnership level.

Operating expense increased approximately $14,000 and $83,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to an increase in fuel costs at two Local Partnerships.

Taxes decreased approximately $29,000 and $81,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to a reduction in taxes due to low-income housing status received at two Local Partnerships and a reduction in taxes at a third Local Partnership due to a payment in lieu of taxes agreement.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities and Use of Proceeds - None

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

Date:  November 6, 2001

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 President and Member
                                 (principal executive and financial officer)

Date:  November 6, 2001

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (principal accounting officer)