Form 10-Q
period 2001-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2002-02-05
CIK 940329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                             ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets


                                                 DECEMBER 31,     MARCH 31,
                                                    2001              2001
                                             ----------------- -----------------
                                                (UNAUDITED)
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $8,806,843 and $7,000,352,
  respectively                                   $71,521,276       $73,299,379
Cash and cash equivalents                          2,966,426         3,705,003
Cash held in escrow                                2,915,124         2,589,217
Deferred costs, net of accumulated
  amortization of $286,348 and
  $221,282, respectively                             952,781           957,834
Other assets                                         589,149           390,171
                                                ------------      ------------
Total assets                                     $78,944,756       $80,941,604
                                                  ==========        ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                  (continued)


                                                 DECEMBER 31,     MARCH 31,
                                                    2001              2001
                                             ----------------- -----------------
                                                (UNAUDITED)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                         $37,088,069       $36,661,016
  Construction loans payable                               0           545,374
  Accounts payable and other
   liabilities                                     6,718,179         5,684,359
  Due to local general partners and
   affiliates                                      2,379,609         2,480,285
  Due to general partner and affiliates            1,204,852         1,171,747
                                                 -----------       -----------
Total liabilities                                 47,390,709        46,542,781
                                                  ----------        ----------

Minority interest                                  2,076,214         2,097,716
                                                 -----------       -----------

Partners' capital (deficit):
  Limited partners (45,844 BACs
   issued and outstanding)                        29,590,588        32,385,629
  General partner                                   (112,755)          (84,522)
                                                -------------    -------------
Total partners' capital (deficit)                 29,477,833        32,301,107
                                                  ----------        ----------
Total liabilities and partners'
  capital (deficit)                              $78,944,756       $80,941,604
                                                  ==========        ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)


                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                DECEMBER 31,                  DECEMBER 31,
                       -------------------------   -----------------------------
                           2000*        1999           2000           1999*
                       -------------------------   -----------------------------
Revenues
Rental income        $  1,352,080   $  1,312,446   $  4,076,077   $  3,858,010
Other income
  (principally
  interest)                55,078         60,765        218,819        255,820
                      -----------    -----------     ----------     ----------
Total revenues          1,407,158      1,373,211      4,294,896      4,113,830
                        ---------      ---------      ---------      ---------

Expenses
General and
  administrative          434,611        467,520      1,257,491      1,447,888
General and
  administrative-
  related parties         138,917        153,893        431,659        464,161
Repairs and
  maintenance             229,672        224,635        764,043        640,477
Operating                 151,950        159,941        543,164        468,135
Taxes                      37,340         58,605        119,677        205,252
Insurance                  70,180         69,272        186,364        190,158
Interest                  653,164        657,178      1,964,003      1,948,826
Depreciation and
  amortization            620,124        643,484      1,871,557      1,919,692
                       ----------     ----------      ---------      ---------
Total expenses          2,335,958      2,434,528      7,137,958      7,284,589
                        ---------      ---------      ---------      ---------

Loss before
  minority
  interest               (928,800)    (1,061,317)    (2,843,062)    (3,170,759)
Minority interest in
  loss of subsidiary
  partnerships              6,463            126         19,788          7,046
                     ---------------------------   ------------  -------------
Net loss             $   (922,337)  $ (1,061,191)  $ (2,823,274)  $ (3,163,713)
                       ===========    ===========    ===========    ===========

Net loss - limited
  partners           $   (913,114)  $ (1,050,579)  $ (2,795,041)  $ (3,132,076)
                       ===========    ===========    ===========    ===========

Number of BACs
  outstanding              45,844         45,844         45,844         45,844
                      ===========   ============   ============   ============

Net loss per BAC     $     (19.92)  $     (22.92)  $     (60.97)  $     (68.32)
                     =============  =============  =============  =============

*Reclassified for comparative purposes.
The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
   Consolidated Condensed Statement of Changes in Partners' Capital (Deficit)
                   For the Nine Months Ended December 31, 2001
                                   (Unaudited)

                                                LIMITED             GENERAL
                               TOTAL            PARTNERS            PARTNER
                          ----------------------------------------------------
Partners' capital
  (deficit) - April 1,
  2001                       $32,301,107         $32,385,629      $    (84,522)

Net loss                      (2,823,274)         (2,795,041)          (28,233)
                             ------------        ------------      ------------

Partners' capital
  (deficit) -
December 31,
  2001                       $29,477,833         $29,590,588      $   (112,755)
                              ==========          ==========        ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                          NINE MONTHS ENDED
                                                             DECEMBER 31,
                                               -------------------------------
                                                     2001              2000
                                               ---------------------------------
Cash flows from operating activities:
Net loss                                         $(2,823,274)      $(3,163,713)
                                                  -----------       -----------
Adjustments to reconcile net loss
  to net cash used in  operating
  activities:
Depreciation and amortization                      1,871,557         1,919,692
Minority interest in loss of
  subsidiary partnerships                            (19,788)           (7,046)
Increase in cash held in escrow                     (295,907)         (569,778)
(Increase) decrease in other assets                 (198,978)          314,226
Increase in accounts payable
  and other liabilities                            1,033,820         1,042,616
Increase in due to local general
  partners and affiliates                              7,213            51,036
Decrease in due to local general
  partners and affiliates                            (90,113)         (558,542)
Increase in due to general
  partner and affiliates                              33,105           295,826
                                                 -----------       -----------
  Total adjustments                                2,340,909         2,488,030
                                                 -----------       -----------

Net cash used in operating
  activities                                        (482,365)         (675,683)
                                                 ------------      ------------

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                  (continued)


                                                          NINE MONTHS ENDED
                                                             DECEMBER 31,
                                               -------------------------------
                                                     2001              2000
                                               ---------------------------------
Cash flows from investing activities:
Increase in property and equipment                   (28,388)          (30,314)
Increase in cash held in escrow                      (30,000)                0
Decrease in accounts payable and
  other liabilities                                        0          (163,599)
Increase in due to local general
  partners and affiliates                             41,319                 0
Decrease in due to local general
  partners and affiliates                            (59,095)                0
Decrease in investments
  available for sale                                       0         3,100,000
Increase in deferred costs                                 0           (31,635)
                                                ------------        -----------
Net cash (used in) provided by
  investing activities                               (76,164)        2,874,452
                                                -------------       ----------

Cash flows from financing activities:
Proceeds from mortgage notes                         546,225            58,591
Repayments of mortgage notes                        (119,172)          (91,283)
Repayments of construction loans                    (545,374)       (1,497,109)
Increase in deferred costs                           (60,013)           (1,625)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                   (1,714)          (30,602)
                                                -------------       -----------
Net cash used in financing
  activities                                        (180,048)       (1,562,028)
                                                -------------       -----------

Net (decrease) increase in cash and
  cash equivalents                                  (738,577)          636,741
Cash and cash equivalents at
  beginning of period                              3,705,003         4,384,477
                                                ------------        ----------
Cash and cash equivalents at
  end of period                                  $ 2,966,426       $ 5,021,218
                                                ============        ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                  (continued)


                                                          NINE MONTHS ENDED
                                                             DECEMBER 31,
                                               -------------------------------
                                                     2001              2000
                                               ---------------------------------
Supplemental disclosures of noncash
  financing activities:

Conversion of construction loans
  to mortgage notes                              $   545,374        $1,146,699


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2001
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. IV (the "Partnership") and fourteen other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning affordable apartment complexes that are eligible for the low-income housing tax credit, some of which apartment complexes may also be eligible for the historic rehabilitation tax credit. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends December
31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interests arise primarily from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $2,000, $5,000, $7,000 and $11,000 for the three and nine months ended December

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2001
                                   (Unaudited)


31, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2001.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2001, the results of operations for the three and nine months ended December 31, 2001 and 2000 and its cash flows for the nine months ended December 31, 2001 and 2000. However, the operating results for the nine months ended December 31, 2001 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2001
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2001 and 2000 were as follows:

                            Three Months Ended            Nine Months Ended
                               DECEMBER 31,                  DECEMBER 31,
                       -------------------------     -------------------------
                           2001          2000            2001          2000
                       -------------------------     -------------------------
Partnership manage-
  ment fees (a)         $  83,742      $  82,399       $251,226       $247,198
Expense reimburse-
  ment (b)                 25,250         34,467         86,564        105,763
Local administrative
  fee (c)                  11,000          9,500         33,000         28,500
                         --------      ---------       --------       --------
Total general and
  administrative-
  General Partner         119,992        126,366        370,790        381,461
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)             18,925         27,527         60,869         82,700
                         --------       --------       --------       --------
Total general and
  administrative-
  related parties        $138,917       $153,893       $431,659       $464,161
                          =======        =======        =======        =======


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2001
                                   (Unaudited)


10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $872,000 and $720,000 were accrued and unpaid as of December 31, 2001 and March 31, 2001, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $82,071, $90,208, $253,906 and $258,643 for the three and nine months ended December 31, 2001 and 2000, respectively. Of these fees $18,925, $27,527, $60,869 and $82,700 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of December 31, 2001, the Partnership has invested approximately $37,732,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,967,000 remains to be paid to the Local Partnerships (including approximately $526,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the nine months ended December 31, 2001, approximately $480,000 was paid to Local Partnerships (none of which was released from escrow). The Partnership is not acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

For the nine months ended December 31, 2001, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased approximately $739,000. This decrease was primarily due to cash used in operating activities ($482,000), an increase in deferred costs ($60,000), an increase in property and equipment ($28,000), repayments of mortgage notes ($119,000), a net decrease in due to local general partners and affiliates relating to investing activities ($18,000), an increase in cash held in escrow relating to investing activities ($30,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($2,000). Included in the adjustments to reconcile the net loss to cash used in operations is depreciation and amortization of approximately $1,872,000.

The Partnership has established a working capital reserve from funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At December 31, 2001, there is approximately $514,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. Cash distributions from the Local Partnerships will be relatively immaterial. During the nine months ended December 31, 2001, cash distributions received from the Local Partnerships approximated $1,000.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The tax credits will be attached to the project for a period of ten years, and will be transferable with the property during the remainder of such ten-year period. If the General Partner determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which is not included in the financial statement carrying amount.

RESULTS OF OPERATIONS

The results of operations for the three and nine months ended December 31, 2001 and 2000 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% and 6% for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000, primarily due to rental rate increases and the rentup of one Local Partnership.

Other income decreased approximately $37,000 for the nine months ended December 31, 2001 as compared to the corresponding period in 2000, primarily due to smaller cash and cash equivalent balances earning interest at one Local Partnership and at the Partnership level.

Total expenses, excluding general and administrative, operating, repairs and maintenance and taxes, remained fairly consistent, with decreases of approximately 1% and 2% for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000.

General and administrative expenses decreased approximately $190,000 for the nine months ended December 31, 2001 as compared to the corresponding period in 2000, primarily due to an underaccrual at one Local Partnership in 1999 and a decrease in legal fees at the Partnership level.

Operating expenses increased approximately $75,000 for the nine months ended December 31, 2001 as compared to the corresponding period in 2000, primarily due to an increase in fuel costs at three Local Partnerships.

Repairs and maintenance increased approximately $124,000 for the nine months ended December 31, 2001 as compared to the corresponding period in 2000, primarily due to carpet replacement, plumbing repairs and fumigation at one Local Partnership.

Taxes decreased approximately $21,000 and $86,000 for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000, primarily due to a reduction in taxes due to low-income housing status received at one Local Partnership and a reduction in taxes at a second Local Partnership due to a payment in lieu of taxes agreement.

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

Date:  February 4, 2002

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President and Member
                      (principal executive and financial officer)

Date:  February 4, 2002

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)