Form 10-K
period 2002-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2002-06-12
CIK 940329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

For the fiscal year ended March 31, 2002

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                         Commission File Number 33-89968

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                13-3809869
--------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

  625 Madison Avenue, New York, New York                           10022
 ----------------------------------------                       ----------
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

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). As of March 31, 2002, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. The Partnership's investments in Local Partnerships represent from 98.99% to 99.89% interests except for one investment which is a 58.12% interest. As of March 31, 2002, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,829,000 remains to be paid to the Local Partnerships (including approximately $741,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership has completed acquiring properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. See
Item 2, Properties, below.

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

Item 2.  Properties.

As of March 31, 2002, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents 58.12% of the partnership interest in the subsidiary partnership (the other 41.86% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties may be found in Item 14. Schedule III .

                           Local Partnership Schedule
                           --------------------------

                                                                          Percentage of Units
                                                                          Occupied  at  May 1,
Name and Location                                        -------------------------------------------------------
(Number of Units)                      Date Acquired     2002        2001        2000          1999         1998
-----------------                      -------------     ----        ----        ----          ----         ----
BX-8A Team Associates, L.P.              October 199     100%         95%         95%           98%          98%
  Bronx, NY (41)

Westminster Park Plaza

  (a California Limited Partnership)     June 1996        99%         98%         96%           99%          94%
  Los Angeles, CA (130)

Fawcett Street Limited Partnership       June 1996        98%         98%         98%           95%          93%
  Tacoma, WA (60)

Figueroa Senior Housing                  November 19     100%         99%         99%           97%          99%
  Limited Partnership
  Los Angeles, CA (66)

NNPHI Senior Housing                     December 19     100%         99%        100%           99%          99%
  Limited Partnership
  Los Angeles, CA (75)

Belmont/McBride Apartments               January 199      95%        100%         98%           93%         100%
  Limited Partnership
  Paterson, NJ (42)

Sojourner Douglass, L.P.                 February 19     100%         95%        100%          100%         100%
  Paterson, NJ (20)

New Zion Apartments                      October 199      88%        100%         99%           98%           0%*
  Limited Partnership
  Shreveport, LA (100)

Bakery Village Urban Renewal             December 19     100%         99%        100%           99%           0%*
  Associates, L.P.
  Montclair, NJ (125)

Marlton Housing Partnership, L.P.        May 1998        100%        100%        100%            0%*
  (a Pennsylvania limited partnership)
  Philadelphia, PA (25)

GP Kaneohe Limited Partnership           July 1999        98%        100%          0%**
  Kaneohe, HI (44)

KSD Village Apartments, Phase II, Ltd.   July 1999        88%         88%         75%
  Danville, KY (16)

Kanisa Apartments, Ltd.                  October 199      86%         92%         92%
  Fayette County, KY (59)

Guymon Housing Partners, L.P.            December 19     100%        100%         92%
  Guymon, OK (92)

*    Properties still in construction phase.
**   Project substantially completed but no certificate of occupancy received.

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

None

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2002, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partner plans to impose limited re-strictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of May 2, 2002, the Partnership has approximately 2,499 registered holders of an aggregate of 45,844 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.

The Partnership has made no distributions to the BACs holders as of March 31, 2002. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

                                                                  Year Ended March 31,
                                    ---------------------------------------------------------------------------------
OPERATIONS                               2002             2001             2000             1999             1998
----------                          -------------    -------------    -------------    -------------    -------------
Revenues                            $   5,691,878    $   5,848,287    $   5,318,859    $   3,435,562    $   2,655,915

Operating expenses                     (9,032,990)      (9,641,822)      (8,505,735)      (4,682,110)      (3,223,943)
                                    -------------    -------------    -------------    -------------    -------------

Loss before minority interest          (3,341,112)      (3,793,535)      (3,186,876)      (1,246,548)        (568,028)

Minority interest in loss                  34,650           19,869            6,438          (21,185)          16,171
  (income) of subsidiary            -------------    -------------    -------------    -------------    -------------
  partnership

Net loss                            $  (3,306,462)   $  (3,773,666)   $  (3,180,438)   $  (1,267,733)   $    (551,857)
                                    =============    =============    =============    =============    =============

Net loss per weighted average BAC   $      (71.40)   $      (81.49)   $      (68.68)   $      (27.38)   $      (11.92)
                                    =============    =============    =============    =============    =============

                                                                        March 31,
                                    ---------------------------------------------------------------------------------
FINANCIAL POSITION                       2002            2001              2000            1999            1998
------------------                  -------------    -------------    -------------    -------------    -------------
Total assets                        $  78,765,789    $  80,941,604    $  86,387,370    $  79,501,249    $  73,996,062
                                    =============    =============    =============    =============    =============

Total liabilities                   $  47,526,993    $  46,542,781    $  48,314,082    $  39,394,161    $  32,736,900
                                    =============    =============    =============    =============    =============

Minority interest                   $   2,244,151    $   2,097,716    $   1,998,515    $     851,877    $     736,218
                                    =============    =============    =============    =============    =============

Total partners' capital (deficit)   $  28,994,645    $  32,301,107    $  36,074,773    $  39,255,211    $  40,522,944
                                    =============    =============    =============    =============    =============

During the years ended March 31, 2002 and 2001, total assets decreased approximately $2,176,000 and $5,446,000 due to depreciation and amortization and a reduction in investments available for sale. During the years ended March 31, 2000, 1999 and 1998 total assets increased primarily due to the proceeds from mortgage and construction loans which were utilized in the investment of Local Partnerships amounting to approximately $10,500,000, $3,400,000 and $11,900,000, respectively. For the years ended March 31, 2000, 1999 and 1998 total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. For the year ended March 31, 2002 and 2001, property and equipment decreased approximately $1,376,000 and $1,152,000 primarily due to depreciation expense, and for the years ended March 31, 2000, 1999 and 1998 property and equipment increased approximately $28,900,000, $12,100,000 and $14,000,000, respectively. During the years ended March 31, 2002, 2001, 2000, 1999 and 1998 mortgage notes increased approximately $79,000, $1,100,000, $5,000,000, $1,400,000 and $8,100,000, respectively.

                  Selected Quarterly financial Data (Unaudited)

                                                 Quarter Ended
                         ----------------------------------------------------------------
                            June 30,       September 30,    December 31,      March 31,
OPERATIONS                    2001             2001*            2001             2002
----------               -------------    -------------    -------------    -------------
Revenues                 $   1,460,073    $   1,427,665    $   1,407,158    $   1,396,982

Operating expenses           2,379,005        2,422,995        2,335,958        1,895,032
                         -------------    -------------    -------------    -------------
Loss before minority
  interest                    (918,932)        (995,330)        (928,800)        (498,050)

Minority interest in
  loss of subsidiaries           7,566            5,759            6,463           14,862
                         -------------    -------------    -------------    -------------

Net loss                 $    (911,366)   $    (989,571)   $    (922,337)   $    (483,188)
                         =============    =============    =============    =============

Net loss per
weighted
average BAC              $      (19.68)   $      (21.37)   $      (19.92)   $      (10.43)
                         =============    =============    =============    =============

                                               Quarter Ended
                       ----------------------------------------------------------------
                          June 30,      September 30,     December 31,       March 31,
OPERATIONS                  2000            2000             2000              2001
---------              -------------    -------------    -------------    -------------
Revenues               $   1,343,591    $   1,397,028    $   1,373,211    $   1,734,457

Operating expenses         2,429,896        2,420,165        2,434,528        2,357,233
                       -------------    -------------    -------------    -------------

Loss before minority
  interest                (1,086,305)      (1,023,137)      (1,061,317)        (622,776)

Minority interest in
  loss (income) of
  subsidiaries                10,220           (3,300)             126           12,823
                       -------------    -------------    -------------    -------------

Net loss               $  (1,076,085)   $  (1,026,437)   $  (1,061,191)   $    (609,953)
                       =============    =============    =============    =============

Net loss per
weighted
average BAC            $      (23.24)   $      (22.16)   $      (22.92)   $      (13.17)
                       =============    =============    =============    =============

*    Reclassified for comparative purposes.

Cash Distributions
------------------

The Partnership has made no distributions to the BACs holders as of March 31, 2002.

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

As of March 31, 2002, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,829,000 remains to be paid to the Local Partnerships (including approximately $741,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. During the year ended March 31, 2002, approximately $669,000 was paid to Local Partnerships, including purchase price adjustments. The Partnership has completed acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net increase in purchase price of approximately ($101,000) during the year ended March 31, 2002.

For the year ended March 31, 2002, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased approximately ($1,244,000) due to cash used in operating activities ($148,000), repayments of mortgage loans ($467,000), acquisition of property and equipment ($1,082,000) and an increase in escrow deposits relating to investing activities ($246,000) which exceeded a net increase in due to local general partners and affiliates relating to investing activities ($517,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($181,000). Included in the adjustments to reconcile the net loss to cash used in operations is depreciation and amortization of approximately $2,548,000.

A working capital reserve has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2002, approximately $423,000 of this reserve remained unused. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the year ended March 31, 2002, distributions from Local Partnerships amounted to approximately $1,000. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2002 and 2001, the gross amounts of the Operating Deficit Guarantees aggregate approximately $2,659,000 and $3,332,000, respectively.

All current Operating Deficit Guarantees expire within the next two years. As of March 31, 2002, nothing has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Partnership management fees owed to the General Partner amounting to approximately $955,000 and $720,000 were accrued and unpaid as of March 31, 2002 and 2001, respectively.

The Partnership has invested all of the net proceeds available for investment in fourteen Local Partnerships, of which all will generate tax credits in 2002. Due to increased market demand for investments in properties that were eligible to receive tax credits at the time the Partnership was investing its capital and limitations on the types of investments which may be obtained by the Partnership the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership have increased. As a result of these changes, management does not believe that the Partnership has been able to invest the proceeds available for investment in a manner which will enable the Partnership to achieve tax credits in the range of $140-150 for each $1,000 BAC each year in which the Partnership is receiving its full entitlement of tax credits.

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

Through March 31, 2002, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

The net loss for the 2001, 2000 and 1999 Fiscal Years totaled $3,306,462, $3,773,666 and $3,180,438, respectively.

The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a property when the credit period for such property commenced. Because of the time required for the acquisition, completion and rent-up of properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,356,758, $5,506,354 and $4,846,123 of Housing Tax Credits and $0, $0 and $6,450,724 Historic Tax Credits during the 2001, 2000 and 1999 tax years, respectively.

The Partnership's results of operations for the years ended March 31, 2002, 2001 and 2000 consisted primarily of the results of the Partnership's investment in fourteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

2002 vs. 2001
-------------
Rental income increased approximately 4% for the year ended March 31, 2002 as compared to the corresponding period ended March 31, 2001, primarily due to rental rate increases.

Other income decreased approximately $373,000 for the year ended March 31, 2002 as compared to the corresponding period ended March 31, 2001, primarily due to the abatement of prior year's real estate tax at two Local Partnerships and a decrease in interest earned on cash and cash equivalents due to smaller balances at the Partnership level.

Total expenses, excluding general and administrative, repairs and maintenance, operating and interest, remained fairly consistent with an increase of approximately 1% for the year ended March 31, 2002 as compared to the corresponding period ended March 31, 2001.

General and administrative decreased approximately $449,000 for the year ended March 31, 2002 as compared to the corresponding period ended March 31, 2001, primarily due to the elimination of development fees due to the completion of the rehabilitation phase at one Local Partnership, reduced management fees at a second Local Partnership and the reduction of legal expense due to no properties being purchased at the Partnership level.

Repairs and maintenance increased approximately $164,000 for the year ended March 31, 2002 as compared to the corresponding period ended March 31, 2001, primarily due to an increase in security at one Local Partnership, interior painting and leak repairs at a second Local Partnership and exterminating costs at a third Local Partnership.

Operating increased approximately $82,000 for the year ended March 31, 2002 as compared to the corresponding period ended March 31, 2001, primarily due to an increase in utility cost and usage at three Local Partnerships and an underaccrual in 2000 at a forth Local Partnership.

Interest decreased approximately $459,000 for the year ended March 31, 2002 as compared to the corresponding period ended March 31, 2001, primarily due to the conversion of construction loans to mortgages at two Local Partnerships, underaccruals in 1999 at a third and fourth Local Partnership and a rate reduction at a fifth Local Partnership.

2001 vs. 2000
-------------
For the twelve months ended March 31, 2001 as compared to the corresponding period in 2000, all categories of income and expenses increased except for real estate taxes which decreased approximately $79,000 primarily due to the reversal of accrued taxes that were subsequently abated at one Local Partnership. The results of operations are not comparable due to construction and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction and rent up of properties. In addition, interest income will continue to decrease in future periods since a substantial portion of the proceeds from the Offering will be included in or released to Local Partnerships.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

None.

Item 8.      Financial Statements and Supplementary Data.
                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                     15

         Consolidated Balance Sheets at March 31, 2002 and 2001           46

         Consolidated Statements of Operations for the Years
         Ended March 31, 2002, 2001 and 2000                              47

         Consolidated Statements of Changes in Partners' Capital
         (Deficit) for the Years Ended March 31, 2002, 2001 and 2000      48

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2002, 2001 and 2000                                    49

         Notes to Consolidated Financial Statements                       51

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Independence Tax Credit Plus L.P. IV and Subsidiaries


We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries (a Delaware limited partnership) as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' capital and cash flows for the years ended March 31, 2002, 2001 and 2000 (the 2001, 2000 and 1999 fiscal years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of thirteen, twelve and twelve subsidiary partnerships (2001, 2000 and 1999 fiscal years), whose losses aggregated $2,718,128, $3,049,692 and $2,675,329 for the years ended March 31, 2002, 2001 and 2000, respectively, and whose assets constituted 92% and 87% of consolidated assets at March 31, 2002 and 2001, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended march 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended March 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
Friedman Alpren & Green LLP

New York, New York
June 3, 2002

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
BX 8A Team Associates, L.P.

We have audited the accompanying balance sheet of BX 8A Team Associates, L.P. for the year ended December 31, 2001, and the related statements of operations, statements of partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of BX 8A Team Associates, L.P. as of December 31, 2000 were audited by other auditors whose report dated February 9, 2001 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX 8A Team Associates, L.P. as of December 31, 2001, and the results of its operations, the changes in its partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 7, 2002

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Westminster Park Plaza

We have audited the accompanying balance sheets of Westminster Park Plaza, L.P. as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Park Plaza, L.P. as of December 31, 2001 and 2000, and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 30, 2002

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 31, 2001

[LETTERHEAD OF MCDANIEL & HALLSTROM]

To the Partners
FAWCETT STREET LIMITED PARTNERSHIP
Tacoma, Washington

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McDaniel & Hallstrom, CPA's
Belfair, Washington
February 4, 2002

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

/s/ McDaniel & Hallstrom, CPA's
Tacoma, Washington
February 7, 2001

[LETTERHEAD OF CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
Figueroa Senior Housing Limited Partnership
Los Angeles, California

I have audited the balance sheet of Figueroa Senior Housing Limited Partnership at December 31, 2001, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Figueroa Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership at December 31, 2001 and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

/s/ Clifford Benn, CPA
February 27, 2002
Carson, California

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

/s/ Clifford Benn, CPA
Carson, California
February 25, 2000

[LETTERHEAD OF CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
NNPHI Senior Housing, L.P.
Los Angeles, California

I have audited the balance sheet of NNPHI Senior Housing, L.P. at December 31, 2001, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of NNPHI Senior Housing, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing, L.P. at December 31, 2001 and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

/s/ Clifford Benn, CPA
January 31, 2002
Carson, California

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

/s/ Clifford Benn, CPA
Carson, California
February 23, 2000

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Belmont/McBride Apartments
Urban Renewal Associates Limited Partnership

We have audited the accompanying balance sheets of Belmont/McBride Apartments Urban Renewal Associates Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belmont/McBride Apartments Urban Renewal Associates Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 19, 2002

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 21, 2001

[LETTERHEAD OF COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2001, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2001 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2001 taken as a whole. The supplementary Schedules 1, 2 and 3 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 8, 2002 on our consideration of New Zion Apartments Limited Partnership's internal control, and reports dated February 8, 2002, on its compliance with laws and regulations, compliance with specific requirements applicable to Fair Housing and Non-Discrimination, and compliance with specific requirements applicable to major HUD-assisted programs. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
Federal ID No. 72-0506596
Lead Auditor: Steven W. Hedgepeth
February 8, 2002

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

/s/ Cole, Evans & Peterson
Federal ID No. 72-0506596
Lead Auditor: Steven W. Hedgepeth
February 12, 2000
Shreveport, Louisiana

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2001, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2001, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January, 17, 2002

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 20, 2000

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Marlton Housing Partnership, L.P.

We have audited the accompanying balance sheet of Marlton Housing Partnership, L.P. as of December 31, 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Marlton Housing Partnership, L.P. at December 31, 2001, and the results of its operations, the changes in its partners' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 25, 2002

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

/s/ Ziner, Kennedy, &Lehan LLP
January 26, 2001
Boston, Massachusetts

[LETTERHEAD OF DWYER PEMBERTON AND COULSON, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
GP Kaneohe Limited Partnership

We have audited the accompanying balance sheet of GP Kaneohe Limited Partnership, as of December 31, 2001 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GP Kaneohe Limited Partnership as of December 31, 2001, and the results of its operations, the changes in its partners' capital (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 2002, on our consideration of GP Kaneohe Limited Partnership's internal control, and reports dated January 18, 2002, on its compliance specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data required by HUD shown on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Dwyer, Pemberton & Coulson
Tacoma, Washington
January 18, 2002

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

/s/ Dwyer, Pemberton & Coulson
Tacoma, Washington
February 29, 2000

[LETTERHEAD OF MILLER, MAYER, SULLIVAN, & STEVENS, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
KSD Village Apartments, Phase II, Ltd,

We have audited the accompanying balance sheets of KSD Village Apartments, Phase II, Ltd. as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KSD Village Apartments, Phase II, Ltd. as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller, Mayer, Sullivan, & LLP
Lexington, Kentucky
January 21, 2002

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

/s/ Miller, Mayer, Sullivan, & LLP
Lexington, Kentucky
January 31, 2000

[LETTERHEAD OF MILLER, MAYER, SULLIVAN, & STEVENS, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Kanisa Apartments Ltd.

We have audited the accompanying balance sheets of Kanisa Apartments, Ltd., complex no. 083-98017-YHA, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kanisa Apartments, Ltd., as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 29, 2002, on our consideration of Kanisa Apartments, Ltd.'s internal controls and reports dated January 29, 2002, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Miller, Mayer, Sullivan, & Stevens, LLP
Lexington, Kentucky
February 2, 2001
EIN: 61-0866166
Lead Auditor: Darren C. Johnson, CPA
Audit Principal: John T. Miller, CPA

[LETTERHEAD OF MILLER, MAYER, SULLIVAN, & STEVENS, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
of Kanisa Apartments Ltd.

We have audited the accompanying balance sheet of Kanisa Apartments, Ltd., (a limited partnership) as of December 31, 1999 and the related statements of operations, partners' equity (deficit),and cash flows for the period inception October 11, 1999 through December 31, 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kanisa Apartments, Ltd., as of December 31, 1999, and the results of its operations, partners' equity (deficit) and its cash flows for the period inception October 11, 1999 through December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Miller, Mayer, Sullivan, & Stevens, LLP
Lexington, Kentucky
February 8, 2000

[LETTERHEAD OF THOMAS HANKINS]

INDEPENDENT ACCOUNTANT'S REPORT

Partners
Guymon Housing Partners Limited Partnership d/b/a Blue Quail Apartments

I have audited the accompanying balance sheets of Guymon Housing Partners Limited Partnership, d/b/a Blue Quail Apartments as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guymon Housing Partners Limited Partnership, d/b/a Blue Quail Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Thomas Hankins
February 15, 2002
Fort Smith, Arkansas

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guymon Housing Partners Limited Partnership, d/b/a Blue Quail Apartments as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Thomas Hankins
Fort Smith, Arkansas
February 13, 2001

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     March 31,
                                                                        -----------------------------------
                                                                            2002                   2001
                                                                        ------------           ------------
Property and equipment - at cost, less accumulated
  depreciation (Notes 2 and 4)                                           $71,923,788            $73,299,379
Cash and cash equivalents (Notes 2 and 10)                                 2,461,056              3,705,003
Cash held in escrow (Note 5)                                               3,087,693              2,589,217
Deferred costs, less accumulated amortization (Notes 2 and 6)                867,766                957,834
Other assets                                                                 425,486                390,171
                                                                          ----------             ----------

Total assets                                                             $78,765,789            $80,941,604
                                                                          ==========             ==========


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)                                          $36,739,830            $36,661,016
Construction loans payable (Note 7)                                                0                545,374
Accounts payable and other liabilities                                     6,663,234              5,684,359
Due to local general partners and affiliates (Note 8)                      2,777,814              2,480,285
Due to general partner and affiliates (Note 8)                             1,346,115              1,171,747
                                                                          ----------             ----------

Total liabilities                                                         47,526,993             46,542,781
                                                                          ----------             ----------

Minority interest                                                          2,244,151              2,097,716
                                                                          ----------             ----------

Commitments and contingencies (Note 10)

Partners' capital (deficit):
Limited partners (100,000 BACs authorized;
  45,844 issued and outstanding) (Note 1)                                 29,112,232             32,385,629
General partner                                                             (117,587)               (84,522)
                                                                          ----------             ----------

Total partners' capital (deficit)                                         28,994,645             32,301,107
                                                                          ----------             ----------

Total liabilities and partners' capital (deficit)                        $78,765,789            $80,941,604
                                                                          ==========             ==========


The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended March 31,
                                                     ----------------------------------------------------
                                                         2002                2001                2000
                                                     ------------        ------------        ------------
Revenues
Rental income                                         $ 5,360,801         $ 5,144,150         $ 4,744,101
Other income (principally interest income)                331,077             704,137             574,758
                                                       ----------          ----------          ----------

                                                        5,691,878           5,848,287           5,318,859
                                                       ----------          ----------          ----------

Expenses
General and administrative                              1,483,724           1,933,018           1,608,923
General and administrative-related parties
(Note 8)                                                  603,949             615,973             567,675
Repairs and maintenance                                 1,035,059             870,657             694,613
Operating and other                                       777,930             695,761             561,033
Taxes                                                     177,907             161,939             240,559
Insurance                                                 241,264             227,947             214,181
Interest                                                2,165,378           2,624,336           2,243,387
Depreciation and amortization                           2,547,779           2,512,191           2,375,364
                                                       ----------          ----------          ----------

Total expenses                                          9,032,990           9,641,822           8,505,735
                                                       ----------          ----------          ----------

Net loss before minority interest                      (3,341,112)         (3,793,535)         (3,186,876)

Minority interest in loss of subsidiary
  partnerships                                             34,650              19,869               6,438
                                                       ----------          ----------          ----------

Net loss                                              $(3,306,462)        $(3,773,666)        $(3,180,438)
                                                       ==========          ==========          ==========

Net loss - limited partners                           $(3,273,397)        $(3,735,929)        $(3,148,634)
                                                       ==========          ==========          ==========

Number of BACs outstanding                                 45,844              45,844              45,844
                                                       ==========          ==========          ==========

Net loss per weighted average BAC                     $    (71.40)        $    (81.49)        $    (68.68)
                                                       ==========          ==========          ==========


The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 and 2000

                                                                             Limited            General
                                                         Total              Partners            Partner
                                                      -----------         -----------         -----------
Partners' capital (deficit) - April 1, 1999           $39,255,211         $39,270,192         $ (14,981)

Net loss                                               (3,180,438)         (3,148,634)          (31,804)
                                                       ----------          ----------          --------

Partners' capital (deficit) - March 31, 2000           36,074,773          36,121,558           (46,785)
                                                                                               --------

Net loss                                               (3,773,666)         (3,735,929)          (37,737)
                                                       ----------          ----------          --------

Partners' capital (deficit) - March 31, 2001           32,301,107          32,385,629           (84,522)

Net loss                                               (3,306,462)         (3,273,397)          (33,065)
                                                       ----------          ----------          --------

Partners' capital (deficit) - March 31, 2002          $28,994,645         $29,112,232         $(117,587)
                                                       ==========          ==========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended March 31,
                                                      ---------------------------------------------------
                                                         2002                 2001                2000
                                                      -----------         -----------         -----------
Cash flows from operating activities:
Net loss                                              $(3,306,462)        $(3,773,666)        $(3,180,438)
                                                       ----------          ----------          ----------
Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
Depreciation and amortization                           2,547,779           2,512,191           2,375,364
Minority interest in loss of subsidiary
  partnerships                                            (34,650)             19,869               6,438
Increase in cash held in escrow                          (252,518)         (1,052,845)           (721,115)
(Increase) decrease in other assets                       (35,315)            382,600            (369,038)
Increase in accounts payable and other
  liabilities                                             978,875             835,064           1,673,546
Increase in due from local general partners
  and affiliates                                           17,679               5,604             210,894
Decrease in due from local general partners
  and affiliates                                         (237,396)               (165)            (11,695)
Increase in due to general partner and
  affiliates                                              174,368             381,092             320,918
                                                       ----------          ----------          ----------
Total adjustments                                       3,158,822           3,083,410           3,485,312
                                                       ----------          ----------          ----------

Net cash (used in) provided by operating activities      (147,640)           (690,256)            304,874
                                                       ----------          ----------          ----------

Cash flows from investing activities:
Acquisition of property and equipment                  (1,082,120)           (290,772)        (18,204,458)
(Increase) decrease in cash held in escrow               (245,958)            133,799             691,089
 (Decrease) increase in accounts payable and other
  liabilities                                                   0             (93,237)             88,349
Increase in due to local general partners
  and affiliates                                          638,692             176,512           1,037,873
Decrease in due to local general partners
  and affiliates                                         (121,446)         (1,524,293)         (4,949,852)
Decrease in investments available-for-sale                      0           3,100,000          10,950,000
(Increase) decrease in deferred costs                           0             (18,681)            124,369
                                                       ----------          ----------          ----------

Net cash (used in) provided by investing activities      (810,832)          1,483,328         (10,262,630)
                                                       ----------          ----------         -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                    Year Ended March 31,
                                                      ---------------------------------------------------
                                                         2002                2001                2000
                                                      -----------         -----------         -----------
Cash flows from financing activities:
Proceeds from mortgage notes                                    0           1,311,309           5,682,291
Repayments of mortgage notes                             (466,560)           (243,027)           (652,247)
Proceeds from construction loans                                0                   0           8,106,210
Repayments of construction loans                                0          (2,620,160)         (2,586,366)
Increase in deferred costs                                      0                   0            (786,020)
Increase in capitalization of consolidated
  subsidiaries attributable to minority interest          181,085              79,332           1,140,200
                                                       ----------          ----------          ----------

Net cash (used in) provided by financing activities      (285,475)         (1,472,546)         10,904,068
                                                       ----------          ----------          ----------

Net (decrease) increase in
  cash and cash equivalents                            (1,243,947)           (679,474)            946,312

Cash and cash equivalents at beginning of year          3,705,003           4,384,477           3,438,165
                                                       ----------          ----------          ----------

Cash and cash equivalents at end of year              $ 2,461,056         $ 3,705,003         $ 4,384,477
                                                       ==========          ==========          ==========

Supplemental disclosure of cash flow information:
Cash paid during the year for interest,
  net of amounts capitalized                          $ 1,422,179         $ 1,500,022         $ 1,034,111
                                                       ==========          ==========          ==========

Supplemental disclosures of noncash
  investing and financing activities:

Property and equipment reclassified from
  construction in progress                            $         0         $         0         $12,796,728

Property and equipment reclassified from
  deferred costs                                                0             979,963                   0

Construction loans converted to mortgage loans            545,374              77,700          11,702,805


The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

As of March 31, 2002, the Partnership has acquired limited partnership interests in fourteen subsidiary partnerships, all of which have been consolidated. The Partnership does not anticipate acquiring limited partnership interests in additional subsidiary partnerships. The Partnership's investments in Local Partnerships represent from 98.99% to 99.89% interests, except for one investment which is a 58.12% interest.

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial reporting purposes, the Partnership's fiscal year ends on March
31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and fourteen subsidiary partnerships for the years ended March 31, 2002, 2001 and 2000, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


Increases (decreases) in the capitalization of the consolidated subsidiaries attributable to minority interests arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $79,000, $46,000 and $25,000 for the years ended March 31, 2002, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

d)  Property and Equipment

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2002.

Through March 31, 2002, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

e)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

f)  Organization and Offering Costs

Costs incurred to organize the Partnership, including but not limited to legal, accounting and registration fees, are considered organization expenses. These costs are expensed as incurred, pursuant to the provisions of Statement of Position No. 98-5, "Reporting on the Cost of Start-Up Activities", issued by the American Institute of Certified Public Accountants.

Costs incurred in connection with obtaining permanent mortgage financing are amortized over the lives of the related mortgage notes. Costs incurred to sell BACs, including brokerage fees and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

g)  Deferred Acquisition Costs

Acquisition costs and fees incurred in connection with the purchase of interests in certain subsidiary partnerships have been capitalized as property costs.

h)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

i)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

j) The FASB recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company has not yet determined the effect of this statement on its financial position or operating results.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow
-------------------------------------------------
The carrying amount approximates fair value due to the short-term maturity of the instruments.

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable and construction loans payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:

                                                              March 31, 2002                             March 31, 2001
                                                     --------------------------------          --------------------------------
                                                      Carrying                                 Carrying
                                                       Amount            Fair Value              Amount             Fair Value
                                                     -----------         ------------          -----------          -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value                   $25,909,398         $27,022,238           $28,951,985          $28,816,971
Not practicable                                      $10,830,432                 (a)           $ 7,709,031                  (a)

Construction loans payable for which it is:

Practicable to estimate fair value                   $         0         $         0           $   545,374          $   545,374
Not practicable                                      $         0                               $         0

(a) Management believes it is not practicable to estimate the fair value of certain mortgage notes payable because mortgage programs with similar characteristics are not currently available to each of the subsidiary partnerships.

The carrying amount of other assets and liabilities reported on the consolidated balance sheets that require such disclosure approximates fair value.

Due to General Partner and Affiliates and Due to Local General Partners and
---------------------------------------------------------------------------
Affiliates
----------
Management believes it is not practical to estimate the fair value of due to general partner and affiliates and due to local general partners and affiliates because market information on such unique loans are not currently available.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                                                                   March 31,                          Estimated
                                                                    ----------------------------------------        Useful Lives
                                                                        2002                        2001               (Years)
                                                                    ------------                ------------        ------------
Land                                                                $  3,307,496                $  3,307,496
Building and improvements                                             76,979,431                  75,904,022             27.5
Furniture and fixtures                                                 1,094,924                   1,088,213              5-7
                                                                     -----------                 -----------

                                                                      81,381,851                  80,299,731
Less:  Accumulated depreciation                                       (9,458,063)                 (7,000,352)
                                                                     ------------                ------------

                                                                     $71,923,788                 $73,299,379
                                                                      ==========                  ==========

Included in property and equipment at March 31, 2002 and 2001, was $2,750,640 of acquisition fees paid to the General Partner and $708,031 of third party acquisition expenses. In addition, as of March 31, 2002 and 2001, building and improvements includes $343,161 and $212,418 of capitalized interest, respectively.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $4,235,495 to the local general partners and affiliates as of both March 31, 2002 and 2001. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2002, 2001 and 2000 amounted to $2,457,711, $2,422,698 and $2,149,854, respectively.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                                                    March 31,
                                                                     ---------------------------------------
                                                                         2002                        2001
                                                                     -----------                 -----------
Purchase price payments*                                              $  741,459                  $  495,501
Real estate taxes, insurance and other                                 2,346,234                   2,093,716
                                                                       ---------                   ---------

                                                                      $3,087,693                  $2,589,217
                                                                       =========                   =========

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                                                   March 31,
                                                                    ----------------------------------------
                                                                        2002                        2001               Period
                                                                    ------------                ------------        ------------
Financing costs                                                       $1,001,424                  $1,001,424              *
Other deferred costs                                                     177,692                     177,692
                                                                       ---------                   ---------
                                                                       1,179,116                   1,179,116
Less:  Accumulated amortization                                         (311,350)                   (221,282)
                                                                       ----------                  ----------

                                                                      $  867,766                  $  957,834
                                                                       =========                   =========


*Over the life of the related mortgage note.

Amortization expense for the years ended March 31, 2002, 2001 and 2000 amounted to $90,068, $89,493 and $225,510, respectively.

During the year ended March 31, 2001, $1,625 of fully amortized deferred costs were written off.

NOTE 7 - Mortgage and Construction Loans Payable

The mortgage and construction loans are payable in aggregate monthly installments of approximately $122,000 including principal and interest with rates varying from 0% to 9.36% per annum and have maturity dates ranging from 2004 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents and leases, and are without further recourse.

Annual principal payment on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

Fiscal Year                                                        Amount
-----------                                                     ------------
2002                                                             $ 2,098,441
2003                                                                 332,997
2004                                                                 400,405
2005                                                                 441,786
2006                                                                 383,364
Thereafter                                                        33,082,837
                                                                  ----------

                                                                 $36,739,830
                                                                  ==========

The mortgage agreements generally require monthly deposits to replacement reserves and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

As of March 31, 2001 two subsidiary partnerships have construction loan commitments totaling approximately $4,503,000 with outstanding balances of approximately $545,000. There were no construction loan commitments at March 31, 2002.

NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro-rata share of profits, losses and tax credits.

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2002, 2001 and 2000 are as follows:

A)  Guarantees

The Partnership had negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2002 and 2001, Operating Deficit Guarantees aggregate approximately $2,659,000 and $3,332,000, respectively. All current Operating Deficit Guarantees expire within the next two years. As of March 31, 2002, $0 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

B)  Related Party Expenses

Expenses incurred to related parties for the years ended March 31, 2002, 2001 and 2000 were as follows:

                                                                      Year Ended March 31,
                                                     ---------------------------------------------------------
                                                         2002                  2001                   2000
                                                     ------------          ------------           ------------
Partnership management fees (a)                       $   334,968           $   329,923            $   307,266
Expense reimbursements (b)                                119,009               132,549                127,058
Local administrative fees (d)                              48,000                43,000                 38,000
                                                       ----------            ----------             ----------

Total general and administrative-
General Partner                                           501,977               505,472                472,324

Property management fees incurred
to affiliates of the subsidiary partnerships'
general partners (c)                                      101,972               110,501                 95,351
                                                       ----------            ----------             ----------

Total general and administrative-
related parties                                       $   603,949           $   615,973            $   567,675
                                                       ==========            ==========             ==========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not previously paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $955,000 and $720,000 were accrued and unpaid as of March 31, 2002 and 2001, respectively.

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

(c) Property management fees incurred by the Local Partnerships amounted to $335,474, $345,771 and $327,308 for the years ended March 31, 2002, 2001 and
2000, respectively. Of these fees, $101,972, $110,501 and $95,351 was incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

C)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                                                 March 31,
                                                                     ---------------------------------
                                                                        2002                   2001
                                                                     ----------             ----------
Development fee payable                                              $2,311,366             $1,874,383
General partner loan payable                                            104,992                134,285
General partner loan receivable                                        (142,683)               (82,302)
Construction advances                                                   368,166                346,182
Construction costs payable                                               64,708                 64,708
Management and other fees                                                71,265                143,029
                                                                      ---------              ---------

                                                                     $2,777,814             $2,480,285
                                                                      =========              =========

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                   Year Ended December 31,
                                                     ----------------------------------------------------
                                                         2001                2000                1999
                                                     ------------        ------------        ------------
Financial statement net loss                          $(3,306,462)        $(3,773,666)        $(3,180,438)

Differences between depreciation and
amortization expense for
financial reporting purposes
and income tax purposes                                  (386,694)           (262,761)           (138,624)

Differences resulting from parent company
having a different fiscal
year for income tax and
financial reporting purposes                               29,186             (57,363)            145,234

Tax exempt interest income                                (45,024)           (142,015)           (431,217)

Other, including accruals for financial
reporting purposes not deductible
for income tax purposes until paid                       (149,561)            (65,563)            530,867
                                                       ----------          ----------          ----------

Net loss as shown on the income tax returns           $(3,858,555)        $(4,301,368)        $(3,074,178)
                                                       ==========          ==========          ==========


NOTE 10 - Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corpo-

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

ration for up to $100,000. At March 31, 2002, uninsured cash and cash equivalents at various banking institutions approximated $2,951,000.

b)  Leases

One subsidiary partnership is leasing the land on which the Project is located, for a term of 65 years starting on July 14, 1982. At December 31, 2001, the subsidiary partnership is obligated to pay rent of $1 per annum.

c)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a property when the credit period for such property commences. Because of the time required for the acquisition, completion and rent-up of properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,356,758, $5,506,354 and $4,846,123 of Housing Tax Credits and $0, $0 and $6,450,724 Historic Tax Credits during the 2001, 2000 and 1999 tax years, respectively. The Housing Tax Credits expire at various times ending in 2009.

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

Alan P. Hirmes                President and Member of RILLC

Michael J. Wechsler           Director and Executive Vice President of RCMP

Stuart J. Boesky              Senior Vice President and Member of RILLC

Marc D. Schnitzer             Vice President of RILLC

Denise L. Kiley               Vice President of RILLC

Glenn F. Hopps                Treasurer of RILLC

Teresa Wicelinski             Secretary of RILLC

STEPHEN M. ROSS, 62, is a Director of RILLC. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 47, is President of RILLC. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MICHAEL J. WECHSLER, 63, is a Director and Executive Vice President of RCMP. Mr. Wechsler joined the predecessor of The Related Companies, L.P. in 1987 as Chief Operating

Officer and Executive Vice President and is the Chief Operating Officer and Executive Vice President of the Related Realty Group, Inc. Prior to that, he was Senior Vice President and a Managing Director of the Real Estate Division of Chemical Bank with overall responsibility for administration and lending activities of the Division in 25 states and New York City. He supervised a diversified portfolio of construction and real estate loans of over $3.5 billion. Mr. Wechsler attended the Massachusetts Institute of Technology when he received a Bachelor of Science degree in Civil Engineering and received his Masters in Business Administration from the Harvard Graduate School of Business Administration.

STUART J. BOESKY, 46, is a Vice President of RILLC. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 41, is a Vice President of RILLC. He is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 42, is responsible for overseeing the due diligence and asset management of the multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 39, is Treasurer of RILLC. Mr. Hopps joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 36, is Secretary of RILLC. Prior to joining Related in June 1992, Ms. Wicelinski was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of June 10, 2002 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the General Partner of RCMP and (iii) the directors and executive officers of the General Partners of RCMP as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                                      Amount and Nature of         Percentage
Name of Beneficial Owner (1)                          Beneficial Ownership          of Class
----------------------------                          --------------------          --------
Lehigh Tax Credit Partners, Inc.                      2,868.06(2)                     6.3%
J. Michael Fried                                      2,868.06(2)(3)                  6.3%
Michael J. Wechsler                                   --                              --
Alan P. Hirmes                                        2,868.06(2)(3)                  6.3%
Stuart J. Boesky                                      2,868.06(2)(3)                  6.3%
Stephen M. Ross                                       2,868.06(2)(3)                  6.3%
Marc D. Schnitzer                                     2,868.06(2)(3)                  6.3%
Glenn F. Hopps                                        --                              --
Teresa Wicelinski                                     --                              --

All directors and executive
officers of the general partner
of the Related General Partner as
a group (eight persons)                               2,868.06(2)(3)                  6.3%

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

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                                            Sequential
                                                                                                               Page
                                                                                                            ----------
(a) 1.         Financial Statements
               --------------------

               Independent Auditors' Report                                                                      15

               Consolidated Balance Sheets at March 31, 2002 and 2001                                            46

               Consolidated Statements of Operations for the Years
               Ended March 31, 2002, 2001 and 2000                                                               47

               Consolidated Statements of Changes in Partners'
               Capital (Deficit) for the Years Ended March 31,
               2002, 2001 and 2000                                                                               48

               Consolidated Statements of Cash Flows for the Years
               Ended March 31, 2002, 2001 and 2000                                                               49

               Notes to Consolidated Financial Statements                                                        51

(a) 2.         Consolidated Financial Statement Schedules
               ------------------------------------------

               Independent Auditors' Report                                                                      71

               Schedule I - Condensed Financial Information of
               Registrant                                                                                        72

               Schedule III - Real Estate and Accumulated Depreciation                                           75

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

(3C)           Certificate of Limited Partnership of Independence Tax
               Credit Plus L.P. IV as filed on February 22, 1995*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)          Escrow Agreement between Independence Tax Credit Plus
               L.P. IV and Bankers Trust Company*

(10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership
               Interests*



Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form
               8-K (continued)

                                                                                                             Sequential
                                                                                                                Page
                                                                                                             ----------
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
                                  (Registrant)

                                  By:    RELATED INDEPENDENCE L.L.C.,
                                         a General Partner

Date:  June 11, 2002                     By: /s/ Alan P. Hirmes
                                             ------------------
                                             Alan P. Hirmes
                                             President and Member
                                             (principal executive and
                                             financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                            Title                                            Date
-------------------------------------          -------------------------------------------                --------------
                                               President and Chief Executive Officer
                                               Director and President of RCMP, Inc.,
                                               the general partner of Related
/s/ Stephen M. Ross                            General II L.P., a Member of Related
------------------                             Independence L.L.C.                                         June 11, 2002
Stephen M. Ross



                                               President and Member of
                                               Related Independence L.L.C.
/s/ Alan P. Hirmes                             (principal executive and
------------------                             financial officer)                                          June 11, 2002
Alan P. Hirmes



                                               Director and Executive Vice President
                                               of RCMP, Inc., the general partner of
/s/ Michael J. Wechsler                        Related General II L.P., a Member of
------------------                             Related Independence L.L.C.                                 June 11, 2002
Michael J. Wechsler



/s/ Stuart J. Boesky                           Vice President and Member of
------------------                             Related Independence L.L.C.                                 June 11, 2002
Stuart J. Boesky



/s/ Glenn F. Hopps                             Treasurer of Related Independence
------------------                             L.L.C. (principal accounting officer)                       June 11, 2002
Glenn F. Hopps

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES
          -------------------------------------------------------------

To the Partners of
Independence Tax Credit Plus L.P. IV and Subsidiaries



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. IV and Subsidiaries included in the Form 10-K as presented in our opinion dated June 3, 2002, which is based in part on the reports of other auditors, we have also audited supporting Schedule I as of March 31, 2002 and 2001 and for the years ended March 31, 2002, 2001 and 2000 and Schedule III as of March 31, 2002 and for the years ended March 31, 2002, 2001 and 2000. In our opinion, based on our audits and the reports of the other auditors, these schedules present fairly, when read in conjunction with the related financial statements, the financial data required to be set forth therein.

/s/ Friedman Alpren & Green LLP
Friedman Alpren & Green LLP

New York, New York
June 3, 2002

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                            March 31,
                                                                --------------------------------
                                                                    2002                 2001
                                                                ------------        ------------
Cash and cash equivalents                                       $ 1,509,840        $ 2,800,511
Investment in subsidiary partnerships                            20,590,922         27,825,827
Cash held in escrow                                                 741,459            495,501
Other assets                                                      7,239,926          2,099,410
                                                                 ----------         ----------

Total assets                                                    $30,082,147        $33,221,249
                                                                 ==========         ==========


                        LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates                           $ 1,038,873        $   872,555
Other liabilities                                                    48,629             47,587
                                                                 ----------         ----------

Total liabilities                                                 1,087,502            920,142

Partners' capital                                                28,994,645         32,301,107
                                                                 ----------         ----------

Total liabilities and partners' capital                         $30,082,147        $33,221,249
                                                                 ==========         ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                      Year Ended March 31,
                                                      ---------------------------------------------------
                                                         2002                2001               2000
                                                      -----------         -----------         -----------
Revenues

Interest income                                       $    58,353         $   161,204         $   338,749
                                                      -----------         -----------         -----------

Expenses

Administrative and management                             105,301             245,743             183,303
Administrative and management-related parties             453,977             462,472             434,324
Amortization                                                    0                   0              15,000
                                                      -----------         -----------         -----------

Total expenses                                            559,278             708,215             632,627
                                                      -----------         -----------         -----------

Loss from operations                                     (500,925)           (547,011)           (293,878)

Equity in loss of subsidiary partnerships              (2,805,537)         (3,226,655)         (2,886,560)
                                                      -----------         -----------         -----------

Net loss                                              $(3,306,462)        $(3,773,666)        $(3,180,438)
                                                      ===========         ===========         ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Year Ended March 31,
                                                      ---------------------------------------------------
                                                         2002                 2001               2000
                                                      -----------         -----------         -----------
Cash flows from operating activities:

Net loss                                              $(3,306,462)        $(3,773,666)        $(3,180,438)
                                                      -----------         -----------         -----------

Adjustments to reconcile net loss to
  net cash (used in) provided by operating activities:

Amortization                                                    0                   0              15,000
Equity in loss of subsidiary partnerships               2,805,537           3,226,655           2,886,560
(Increase) decrease in other assets                    (5,140,516)            492,651            (353,919)
Increase in liabilities:
Due to general partner and affiliates                     166,318             400,234             216,854
Other liabilities                                           1,042               7,496              26,098
                                                      -----------         -----------         -----------

Total adjustments                                      (2,167,619)          4,127,036           2,790,593
                                                      -----------         -----------         -----------

Net cash (used in) provided by operating activities    (5,474,081)            353,370            (389,845)
                                                      -----------         -----------         -----------

Cash flows from investing activities:

Decrease in investments available for sale                      0           3,100,000          10,950,000
(Increase) decrease in cash held in escrow               (245,958)            133,799             691,089
Increase (decrease) in investments in subsidiary
partnerships                                            4,429,368          (1,915,793)        (11,785,462)
                                                      -----------         -----------         -----------

Net cash provided by (used in) investing activities     4,183,410           1,318,006            (144,373)
                                                      -----------         -----------         -----------

Net (decrease) increase in cash and cash
  equivalents                                          (1,290,671)          1,671,376            (534,218)

Cash and cash equivalents, beginning of year            2,800,511           1,129,135           1,663,353
                                                      -----------         -----------         -----------


Cash and cash equivalents, end of year                $ 1,509,840         $ 2,800,511         $ 1,129,135
                                                      ===========         ===========         ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2002

                                                                               Initial Cost to Partnership       Cost Capitalized
                                                                            ----------------------------------    Subsequent to
                                                                                                 Buildings and     Acquisition:
            Description                                     Encumbrances          Land           Improvements      Improvements
-------------------------------------------------          -------------    -------------        -------------   ----------------
Apartment Complexes

BX-8A Team Associates, L.P.                                 $ 1,839,231        $    5,467        $ 2,667,819         $   311,594
  Bronx, NY
Westminster Park Plaza                                        7,854,991         1,197,697          8,093,774           1,939,639
  Los Angeles, CA
Fawcett Street Limited Partnership                            2,023,388           390,654          4,247,465             188,181
  Tacoma, WA
Figueroa Senior Housing Limited Partnership                   3,014,693           279,000          4,978,250             532,553
  Los Angeles, CA
NNPHI Senior Housing Limited Partnership                      3,936,136           709,657          6,135,419             323,533
  Los Angeles, CA
Belmont/McBride Apartments                                    2,869,145           154,934          5,627,693           2,390,066
  Limited Partnership
  Paterson, NJ
Sojourner Douglass, L.P.                                      1,977,352           141,297          2,573,950             112,727
  Paterson, NJ
New Zion Apartments Limited Partnership                       1,071,267            20,000          2,688,770              76,839
  Shreveport, LA
Bakery Village Urban Renewal                                  4,606,554            50,000         14,912,416           2,731,224
  Associates, L.P.
  Montclair, NJ
Marlton Housing Partnership, L.P.                             1,849,000             2,648          1,547,121           1,735,719
  Philadelphia, PA
GP Kaneohe Limited Partnership                                2,092,512                 0          3,306,828              43,110
  Kaneohe, HI
KSD Village Apartments, Phase II Ltd.                           424,006                 0            887,539              29,870
  Danville, KY
Kanisa Apartments Ltd.                                        1,412,215           106,592          4,846,543             102,813
  Fayette County, KY
Guymon Housing Partners, L.P.                                 1,769,340            84,918          4,238,907             968,625
  Guymon, OK
                                                             ----------         ---------         ----------          ----------
                                                            $36,739,830        $3,142,864        $66,752,494         $11,486,493
                                                             ==========         =========         ==========          ==========


                                                           Gross Amount at which Carried At Close of Period
                                                          ---------------------------------------------------
                                                                               Buildings and                          Accumulated
            Description                                       Land             Improvements         Total             Depreciation
--------------------------------------------              ------------         -------------     ------------         ------------
Apartment Complexes

BX-8A Team Associates, L.P.                                 $   11,579         $ 2,973,301        $ 2,984,880         $  603,259
  Bronx, NY
Westminster Park Plaza                                       1,292,427           9,938,683         11,231,110          1,364,082
  Los Angeles, CA
Fawcett Street Limited Partnership                             396,383           4,429,917          4,826,300            869,254
  Tacoma, WA
Figueroa Senior Housing Limited Partnership                    291,377           5,498,426          5,789,803            857,224
  Los Angeles, CA
NNPHI Senior Housing Limited Partnership                       715,387           6,453,222          7,168,609            857,113
  Los Angeles, CA
Belmont/McBride Apartments                                     182,633           7,990,060          8,172,693          1,042,785
  Limited Partnership
  Paterson, NJ
Sojourner Douglass, L.P.                                       143,996           2,683,978          2,827,974            474,860
  Paterson, NJ
New Zion Apartments Limited Partnership                         22,699           2,762,910          2,785,609            489,491
  Shreveport, LA
Bakery Village Urban Renewal                                    52,699          17,640,941         17,693,640          1,517,403
  Associates, L.P.
  Montclair, NJ
Marlton Housing Partnership, L.P.                                4,355           3,281,133          3,285,488            221,937
  Philadelphia, PA
GP Kaneohe Limited Partnership                                     613           3,349,325          3,349,938            252,360
  Kaneohe, HI
KSD Village Apartments, Phase II Ltd.                              612             916,796            917,408             65,195
  Danville, KY
Kanisa Apartments Ltd.                                         107,205           4,948,743          5,055,948            298,743
  Fayette County, KY
Guymon Housing Partners, L.P.                                   85,531           5,206,920          5,292,451            544,357
  Guymon, OK
                                                             ---------          ----------         ----------          ---------
                                                            $3,307,496         $78,074,355        $81,381,851         $9,458,063
                                                             =========          ==========         ==========          =========

                                                                                                 Life on which
                                                                                                Depreciation in
                                                                Year of                          Latest Income
                                                             Construction/       Date           Statements are
            Description                                       Renovation       Acquired           Computed(a)
-------------------------------------------                  -------------     --------         ---------------
Apartment Complexes

BX-8A Team Associates, L.P.                                     1995-96        Oct. 1995           27.5 years
  Bronx, NY
Westminster Park Plaza                                          1996-97        June 1996           27.5 years
  Los Angeles, CA
Fawcett Street Limited Partnership                              1996-97        June 1996           27.5 years
  Tacoma, WA
Figueroa Senior Housing Limited Partnership                     1996-97        Nov. 1996           27.5 years
  Los Angeles, CA
NNPHI Senior Housing Limited Partnership                        1996-97        Dec. 1996           27.5 years
  Los Angeles, CA
Belmont/McBride Apartments                                      1997-98        Jan. 1997           27.5 years
  Limited Partnership
  Paterson, NJ
Sojourner Douglass, L.P.                                        1997-98        Feb. 1997           27.5 years
  Paterson, NJ
New Zion Apartments Limited Partnership                         1997-98        Oct. 1997           27.5 years
  Shreveport, LA
Bakery Village Urban Renewal                                    1997-98        Dec. 1997           27.5 years
  Associates, L.P.
  Montclair, NJ
Marlton Housing Partnership, L.P.                               1998-99        May 1998            27.5 years
  Philadelphia, PA
GP Kaneohe Limited Partnership                                  1999-00        July 1999           7-40 years
  Kaneohe, HI
KSD Village Apartments, Phase II Ltd.                           1999-00        July 1999           10-40 years
  Danville, KY
Kanisa Apartments Ltd.                                          1998-99        Oct. 1999           5-40 years
  Fayette County, KY
Guymon Housing Partners, L.P.                                   1998-99        Dec. 1999           27.5 years
  Guymon, OK

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2002


                                      Cost of Property and Equipment                Accumulated Depreciation
                                  ---------------------------------------   -------------------------------------
                                                                 Year Ended March 31,
                                  -------------------------------------------------------------------------------
                                     2002          2001          2000          2002         2001         2000
                                  -----------   -----------   -----------   -----------  -----------  -----------
Balance at beginning of year      $80,299,731   $79,028,996   $48,027,810   $7,000,352   $4,577,654   $2,427,800
Additions during year:
Land, building and improvements     1,082,120     1,270,735    31,001,186
Depreciation expense                                                         2,457,711    2,422,698    2,149,854
                                  -----------   -----------   -----------   ----------   ----------   ----------
Balance at close of year          $81,381,851   $80,299,731   $79,028,996   $9,458,063   $7,000,352   $4,577,654
                                  ===========   ===========   ===========   ==========   ==========   ==========

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.