Form 10-Q
period 2002-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2002-07-25
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
------- EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002

                                       OR

------- TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                         Commission File Number 33-89968


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
             (Exact name of registrant as specified in its charter)


         Delaware                                                 13-3809869
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                              10022
---------------------------------------                      -------------------
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

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets

                                                     June 30,         March 31,
                                                       2002             2002
                                                   -----------      -----------
                                                   (Unaudited)

ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $10,044,855 and $9,458,063,
  respectively                                     $71,341,722      $71,923,788
Cash and cash equivalents                            2,221,007        2,461,056
Cash held in escrow                                  3,288,269        3,087,693
Deferred costs, net of accumulated
  amortization of $331,076 and
  $311,350, respectively                               848,040          867,766
Other assets                                           472,366          425,486
                                                   -----------      -----------
Total assets                                       $78,171,404      $78,765,789
                                                   ===========      ===========

                     INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets

                                                     June 30,         March 31,
                                                       2002             2002
                                                   -----------      -----------
                                                   (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $36,661,523      $36,739,830
  Accounts payable and other
   liabilities                                       7,000,828        6,663,234
  Due to local general partners and
   affiliates                                        2,593,287        2,777,814
  Due to general partner and affiliates              1,447,058        1,346,115
                                                   -----------      -----------
Total liabilities                                   47,702,696       47,526,993
                                                   -----------      -----------

Minority interest                                    2,235,935        2,244,151
                                                   -----------      -----------

Partners' capital (deficit):
  Limited partners (45,844 BACs
   issued and outstanding)                          28,357,979       29,112,232
  General partner                                     (125,206)        (117,587)
                                                   -----------      -----------
Total partners' capital (deficit)                   28,232,773       28,994,645
                                                   -----------      -----------
Total liabilities and partners'
  capital (deficit)                                $78,171,404      $78,765,789
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)


                                                        Three Months Ended
                                                             June 30,
                                                   -----------------------------
                                                       2002             2001
                                                   -----------------------------
Revenues
Rental income                                      $ 1,385,664      $ 1,360,723
Other income (principally interest
  income)                                               51,925           99,350
                                                   -----------      -----------
Total revenues                                       1,437,589        1,460,073
                                                   -----------      -----------

Expenses
General and administrative                             396,277          419,249
General and administrative -
  related parties                                      147,477          152,324
Repairs and maintenance                                219,407          223,061
Operating                                              169,571          230,324
Taxes                                                   44,952           43,838
Insurance                                               62,500           67,021
Interest                                               560,975          618,793
Depreciation and amortization                          606,518          624,395
                                                   -----------      -----------
Total expenses                                       2,207,677        2,379,005
                                                   -----------      -----------

Loss before minority interest                         (770,088)        (918,932)
Minority interest in loss of
  subsidiary partnerships                                8,216            7,566
                                                   -----------      -----------
Net loss                                           $  (761,872)     $  (911,366)
                                                   ===========      ===========

Net loss - limited partners                        $  (754,253)     $  (902,252)
                                                   ===========      ===========

Number of BACs outstanding                              45,844           45,844
                                                   ===========      ===========

Net loss per BAC                                   $    (16.45)     $    (19.68)
                                                    ==========      ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
   Consolidated Condensed Statement of Changes in Partners' Capital (Deficit)
                    For the Three Months Ended June 30, 2002
                                   (Unaudited)


                                                    Limited            General
                                   Total            Partners           Partner
                                ------------------------------------------------
Partners' capital
  (deficit) - April 1,
  2002                          $28,994,645       $29,112,232        $ (117,587)

Net loss                           (761,872)         (754,253)           (7,619)
                                -----------       -----------        -----------
Partners' capital
  (deficit) -
June 30, 2002                   $28,232,773       $28,357,979        $ (125,206)
                                ===========       ===========        ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                               Three Months Ended
                                                              June 30,
                                                   -----------------------------
                                                       2002              2001
                                                   -----------------------------
Cash flows from operating activities:
Net loss                                           $  (761,872)     $  (911,366)
                                                   -----------      -----------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                          606,518          624,395
Minority interest in loss of
  subsidiary partnerships                               (8,216)          (7,566)
Increase in cash held in escrow                       (200,576)        (309,654)
Increase in other assets                               (46,880)         (92,761)
Increase in accounts payable
  and other liabilities                                337,594          588,427
Increase in due to local general
  partners and affiliates                                    0            5,312
Decrease in due to local general
  partners and affiliates                              (24,999)         (69,715)
Increase (decrease) in due to general
  partner and affiliates                               100,943         (104,231)
                                                   -----------      -----------
  Total adjustments                                    764,384          634,207
                                                   -----------      -----------

Net cash provided by (used in)
  operating activities                                   2,512         (277,159)
                                                   -----------      -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)


                                                        Three Months Ended
                                                              June 30,
                                                   -----------------------------
                                                       2002              2001
                                                   -----------------------------

Cash flows from investing activities:
Increase in property and equipment                      (4,726)          (1,727)
Increase in due to local general
  partners and affiliates                              120,797           41,319
Decrease in due to local general
  partners and affiliates                             (280,325)         (44,095)
                                                   -----------      -----------
Net cash used in investing activities                 (164,254)          (4,503)
                                                   -----------      -----------

Cash flows from financing activities:
Proceeds from mortgage notes                                 0              332
Repayments of mortgage notes                           (78,307)         (20,872)
Increase in deferred costs                                   0          (60,014)
                                                   -----------      -----------
Net cash used in financing
  activities                                           (78,307)         (80,554)
                                                   -----------      -----------

Net decrease in cash and cash
  equivalents                                         (240,049)        (362,216)
Cash and cash equivalents at
  beginning of period                                2,461,056        3,705,003
                                                   -----------      -----------
Cash and cash equivalents at
  end of period                                    $ 2,221,007      $ 3,342,787
                                                   ===========      ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $19,000 and $3,000 for the three months ended June 30, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2002.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2002 and its results of operations and its cash flows for the three months ended June 30, 2002 and 2001. However, the operating results for the three months ended June 30, 2002 may not be indicative of the results for the entire year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2002 and 2001 were as follows:

                                                        Three Months Ended
                                                              June 30,
                                                   -----------------------------
                                                       2002              2001
                                                   -----------------------------
Partnership management fees (a)                    $    84,280      $    83,742
Expense reimbursement (b)                               27,761           34,875
Local administrative fee (c)                            12,000           11,000
                                                   -----------      -----------
Total general and administrative-
  General Partner                                      124,041          129,617
                                                   -----------      -----------
Property management fees incurred
  to affiliates of the subsidiary partner-
  ships' general partners (d)                           23,436           22,707
                                                   -----------      -----------
Total general and administrative -
  related parties                                  $   147,477      $   152,324
                                                   ===========      ===========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,040,000 and $955,000 were accrued and unpaid as of June 30, 2002 and March 31, 2002, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)


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

(d) Property management fees incurred by the Local Partnerships amounted to $89,047 and $83,972 for the three months ended June 30, 2002 and 2001, respectively. Of these fees $23,436 and $22,707 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of June 30, 2002, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,829,000 remains to be paid to the Local Partnerships (including approximately $741,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the three months ended June 30, 2002, nothing was paid to the Local Partnerships. The Partnership is not acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

For the three months ended June 30, 2002, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased approximately $240,000. This decrease was due to an increase in property and equipment ($5,000), repayments of mortgage notes ($78,000) and a net decrease in due to local general partners and affiliates relating to investing activities ($160,000) which exceeded cash provided by operating activities ($3,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $607,000.

The Partnership has established a working capital reserve from funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At June 30, 2002, there is approximately $402,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. Cash distributions from the Local Partnerships will be relatively immaterial. During the three months ended June 30, 2002, there have been no cash distributions received from the Local Partnerships.

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

Results of Operations
---------------------

The results of operations for the three months ended June 30, 2002 and 2001 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 2% for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to rental rate increases.

Other income decreased approximately $47,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to smaller cash and cash equivalent balances earning interest at two Local Partnerships and at the Partnership level.

Total expenses, excluding operating, remained fairly consistent, with a decrease of approximately 5% for the three months ended June 30, 2002 as compared to the corresponding period in 2001.

Operating expenses decreased approximately $61,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to a decrease in fuel costs at three Local Partnerships and an underaccural in 2000 at a fourth Local Partnership.

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

Date:  July 25, 2002

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President and Member
                      (principal executive and financial officer)

Date:  July 25, 2002

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)