Form 10-Q
period 2002-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2002-11-07
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X      QUARTERLY REPORT  PURSUANT  TO  SECTION 13  OR 15(d)OF  THE SECURITIES
--------
          EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002

                                       OR

-------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 33-89968


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     13-3809869
--------------------------------                     -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


625 Madison Avenue, New York, New York                     10022
--------------------------------------               ------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets

                                                  ==============  ==============
                                                   September 30,     March 31,
                                                       2002            2002
                                                  --------------  --------------
                                                   (Unaudited)
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $10,686,705 and $9,458,063,
  respectively                                       $70,698,599   $71,923,788
Cash and cash equivalents                              2,164,804     2,461,056
Cash held in escrow                                    3,422,283     3,087,693
Deferred costs, net of accumulated
  amortization of $353,193 and
  $311,350, respectively                                 825,923       867,766
Other assets                                             597,010       425,486
                                                     -----------   -----------
Total assets                                         $77,708,619   $78,765,789
                                                     ===========   ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (continued)

                                                  ==============  ==============
                                                   September 30,     March 31,
                                                       2002            2002
                                                  --------------  --------------
                                                   (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
Mortgage notes payable                               $36,632,555   $36,739,830
  Accounts payable and other
liabilities                                            7,158,936     6,663,234
  Due to local general partners and
affiliates                                             2,621,037     2,777,814
Due to general partner and affiliates                  1,589,581     1,346,115
                                                     -----------   -----------
Total liabilities                                     48,002,109    47,526,993
                                                     -----------   -----------

Minority interest                                      2,228,213     2,244,151
                                                     -----------   -----------

Partners' capital (deficit):
  Limited partners (45,844 BACs
 issued and outstanding)                              27,611,047    29,112,232
General partner                                         (132,750)     (117,587)
                                                     -----------   -----------
Total partners' capital (deficit)                     27,478,297    28,994,645
                                                     -----------   -----------
Total liabilities and partners'
capital (deficit)                                    $77,708,619   $78,765,789
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)


                            =======================   =========================
                               Three Months Ended          Six Months Ended
                                  September 30,              September 30,
                            -----------------------   -------------------------
                                  2002        2001         2002         2001
                            -----------------------   -------------------------
Revenues
Rental income               $1,381,467   $1,363,274   $ 2,767,131   $ 2,723,997
Other income
  (principally
  interest)                     66,236       64,391       118,161       163,741
                            ----------   ----------   -----------   -----------
Total revenues               1,447,703    1,427,665     2,885,292     2,887,738
                            ----------   ----------   -----------   -----------

Expenses
General and
  administrative               375,467      403,631       771,744       822,880
General and
  administrative-
  related parties              145,348      140,418       292,825       292,742
Repairs and
  maintenance                  252,908      232,717       472,315       455,778
Operating                      159,643      160,890       329,214       391,214
Taxes                           38,987       38,499        83,939        82,337
Insurance                       52,263       49,163       114,763       116,184
Interest                       521,318      692,046     1,082,293     1,310,839
Depreciation and
  amortization                 663,967      627,038     1,270,485     1,251,433
                            ----------   ----------   -----------   -----------
Total expenses               2,209,901    2,344,402     4,417,578     4,723,407
                            ----------   ----------   -----------   -----------

Loss before
  minority
interest                      (762,198)    (916,737)   (1,532,286)   (1,835,669)
Minority interest in
  loss of subsidiary
  partnerships                   7,722        5,759        15,938        13,325
                            ----------   ----------   -----------   -----------
Net loss                    $ (754,476)  $ (910,978)  $(1,516,348)  $(1,822,344)
                            ==========   ==========   ===========   ===========

Net loss - limited
  partners                  $ (746,932)  $ (901,869)  $(1,501,185)  $(1,804,121)
                            ==========   ==========   ===========   ===========

Number of BACs
  outstanding                   45,844       45,844        45,844        45,844
                            ==========   ==========   ===========   ===========

Net loss per BAC            $   (16.29)  $   (19.67)  $    (32.75)  $    (39.35)
                            ==========   ==========   ===========   ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
            Consolidated Condensed Statement of Changes in Partners'
                                Capital (Deficit)
                   For the Six Months Ended September 30, 2002
                                   (Unaudited)


                                   ============================================
                                                     Limited         General
                                      Total          Partners        Partner
                                   --------------------------------------------
Partners' capital
  (deficit) - April 1,
  2002                             $ 28,994,645    $ 29,112,232    $   (117,587)

Net loss                             (1,516,348)     (1,501,185)        (15,163)
                                   ------------    ------------    ------------
Partners' capital
  (deficit) -
September 30, 2002                 $ 27,478,297    $ 27,611,047    $   (132,750)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                    ===========================
                                                         Six Months Ended
                                                             September
                                                    ---------------------------
                                                       2002             2001
                                                    ---------------------------
Cash flows from operating activities:
Net loss                                            $(1,516,348)    $(1,822,344)
                                                    -----------     -----------
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Depreciation and amortization                         1,270,485       1,251,433
Minority interest in loss of
  subsidiary partnerships                               (15,938)        (13,325)
Increase in cash held in escrow                        (334,590)       (302,057)
Increase in other assets                               (171,524)       (145,606)
Increase in accounts payable
  and other liabilities                                 495,702         705,196
Increase in due to local general
  partners and affiliates                                17,833             576
Decrease in due to local general
  partners and affiliates                               (15,082)        (61,444)
Increase (decrease) in due to general
  partner and affiliates                                243,466         (40,748)
                                                    -----------     -----------
  Total adjustments                                   1,490,352       1,394,025
                                                    -----------     -----------

Net cash used in operating activities                   (25,996)       (428,319)
                                                    -----------     -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                    ===========================
                                                         Six Months Ended
                                                             September
                                                    ---------------------------
                                                       2002             2001
                                                    ---------------------------

Cash flows from investing activities:
Increase in property and equipment                       (3,453)         (7,736)
Increase in due to local general
  partners and affiliates                               120,797          41,319
Decrease in due to local general
  partners and affiliates                              (280,325)        (76,767)
                                                    -----------     -----------
Net cash used in investing activities                  (162,981)        (43,184)
                                                    -----------     -----------

Cash flows from financing activities:
Principal reduction of mortgage notes                  (107,275)        (62,436)
Increase in deferred costs                                    0         (60,013)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                           0          (1,714)
                                                    -----------     -----------
Net cash used in financing
  activities                                           (107,275)       (124,163)
                                                    -----------     -----------

Net decrease in cash and cash
  equivalents                                          (296,252)       (595,666)
Cash and cash equivalents at
  beginning of period                                 2,461,056       3,705,003
                                                    -----------     -----------
Cash and cash equivalents at
  end of period                                     $ 2,164,804     $ 3,109,337
                                                    ===========     ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $2,000 and $2,000, $4,000 and $5,000 for the three and six months ended September 30, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)


Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2002.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2002, its results of operations for the three and six months ended September 30, 2002 and 2001 and its cash flows for the six months ended September 30, 2002 and 2001. However, the operating results for the six months ended September 30, 2002 may not be indicative of the results for the entire year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2002 and 2001 were as follows:

                                     Three Months Ended       Six Months Ended
                                        September 30,           September 30,
                                    --------------------    --------------------
                                      2002        2001        2002        2001
                                    --------------------    --------------------
Partnership manage-
  ment fees (a)                     $ 84,280    $ 83,742    $168,560    $167,484
Expense reimburse-
  ment (b)                            29,163      26,439      56,924      61,314
Local administrative
  fee (c)                             12,000      11,000      24,000      22,000
                                    --------    --------    --------    --------
Total general and
  administrative-
  General Partner                    125,443     121,181     249,484     250,798
                                    --------    --------    --------    --------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)                        19,905      19,237      43,341      41,944
                                    --------    --------    --------    --------
Total general and
  administrative-
  related parties                   $145,348    $140,418    $292,825    $292,742
                                    ========    ========    ========    ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)


the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,124,000 and $955,000 were accrued and unpaid as of September 30, 2002 and March 31, 2002, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $78,510, 87,863, $167,557 and $171,835 for the three and six months ended September 30, 2002 and 2001, respectively. Of these fees, $19,905, $19,237, $43,341 and $41,944 were incurred to affiliates of the subsidiary partnerships' general partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's  primary sources of funds, in addition to operations,  include
(i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to Local Partnerships and (ii) working capital reserves and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

As of September 30, 2002, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,720,000 remains to be paid to the Local Partnerships (including approximately $741,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the six months ended September 30, 2002, approximately $109,000 was paid to the Local Partnerships (none of which was released from escrow). The Partnership is not acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

For the six months ended September 30, 2002, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased approximately $296,000. This decrease was due to cash used in operations ($26,000), an increase in property and equipment ($3,000), principal reduction of mortgage notes ($107,000) and a net decrease in due to local general partners and affiliates relating to investing activities ($160,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $1,270,000.

The Partnership has established a working capital reserve from funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At September 30, 2002, there is approximately $395,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. Cash distributions from the Local

Partnerships will be relatively immaterial. During the six months ended September 30, 2002, there have been no cash distributions received from the Local Partnerships.

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

Results of Operations
---------------------

The results of operations for the three and six months ended September 30, 2002 and 2001 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 1% and 2% for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001, primarily due to rental rate increases.

Other income decreased approximately $46,000 for the six months ended September 30, 2002 as compared to the corresponding period in 2001, primarily due to smaller cash and cash equivalent balances earning interest at the Partnership level as well as a decrease in transfer fees at the Partnership level.

Total expenses, excluding operating and interest, remained fairly consistent, with an increase (decrease) of approximately 2% and less than (1%) for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001.

Operating expenses decreased approximately $62,000 for the six months ended September 30, 2002 as compared to the corresponding period in 2001, primarily due to a decrease in fuel costs and usage at three Local Partnerships in 2002 and an underaccural in 2000 at a fourth Local Partnership.

Interest expense decreased approximately $171,000 and $229,000 for the three and six months ended September 2002 as compared to the corresponding periods in 2001, primarily due to overaccruals at two Local Partnerships in 2001

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of September 30, 2002 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

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

          (10B) Form of Escrow Agreement between the Partnership and the Escro Agent**

          (10C)  Form  of  Purchase  and  Sales  Agreement   pertaining  to  the
Partnership's acquisition of Local Partnership Interests**

          (10D) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships**

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

Date:  November 5, 2002

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   President and Member
                                   (principal executive and financial officer)

Date:  November 5, 2002

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps,
                                   Treasurer
                                   (principal accounting officer)

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the Board of Directors of the General
          Partner:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            By: /s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes
                                Chief Executive Officer and
                                Chief Financial Officer
                                November 5, 2002

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/Alan P. Hirmes
     -----------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     November 5, 2002