Form 10-Q
period 2002-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2003-02-05
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
-----  EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2002

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 33-89968


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             13-3809869
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                              10022
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code (212)421-5333


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets


                                                   ============    ============
                                                   December 31,      March 31,
                                                       2002            2002
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS

Property and equipment - at cost,
  net of accumulated depreciation
  of $11,296,525 and $9,458,063,
  respectively                                     $ 70,090,507    $ 71,923,788
Cash and cash equivalents                             1,908,801       2,461,056
Cash held in escrow                                   3,449,765       3,087,693
Deferred costs, net of accumulated
  amortization of $378,913 and
  $311,350, respectively                                800,203         867,766
Other assets                                            641,801         425,486
                                                   ------------    ------------
Total assets                                       $ 76,891,077    $ 78,765,789
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (continued)


                                                   ============    ============
                                                   December 31,      March 31,
                                                       2002            2002
                                                   ------------    ------------
                                                   (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                           $ 36,583,321    $ 36,739,830
  Accounts payable and other
   liabilities                                        7,355,005       6,663,234
  Due to local general partners and
   affiliates                                         2,540,668       2,777,814
  Due to general partner and affiliates               1,562,992       1,346,115
                                                   ------------    ------------
Total liabilities                                    48,041,986      47,526,993
                                                   ------------    ------------

Minority interest                                     2,102,363       2,244,151
                                                   ------------    ------------

Partners' capital (deficit):
  Limited partners (45,844 BACs
   issued and outstanding)                           26,886,794      29,112,232
  General partner                                      (140,066)       (117,587)
                                                   ------------    ------------
Total partners' capital (deficit)                    26,746,728      28,994,645
                                                   ------------    ------------
Total liabilities and partners'
  capital (deficit)                                $ 76,891,077    $ 78,765,789
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                       ==========================    ===========================
                          Three Months Ended              Nine Months Ended
                              December 31,                    December 31,
                       --------------------------    ---------------------------
                           2002          2001*           2002           2001*
                       --------------------------    ---------------------------

Revenues
Rental income          $ 1,405,711    $ 1,352,080    $ 4,172,842    $ 4,076,077
Other income
  (principally
  interest)                 52,637         55,078        170,798        218,819
                       -----------    -----------    -----------    -----------
Total revenues           1,458,348      1,407,158      4,343,640      4,294,896
                       -----------    -----------    -----------    -----------
Expenses
General and
  administrative           365,266        374,460      1,137,010      1,088,030
General and
  administrative-
  related parties          144,718        138,917        437,543        431,659
Repairs and
  maintenance              229,055        229,672        701,370        764,043
Operating                  166,191        151,950        495,405        543,164
Taxes                       37,388         37,340        121,327        119,677
Insurance                   75,015         70,180        189,778        186,364
Interest                   539,316        653,164      1,621,609      1,964,003
Depreciation and
  amortization             635,540        620,124      1,906,025      1,871,557
                       -----------    -----------    -----------    -----------
Total expenses           2,192,489      2,275,807      6,610,067      6,968,497
                       -----------    -----------    -----------    -----------

Loss before
  minority
  interest                (734,141)      (868,649)    (2,266,427)    (2,673,601)
Minority interest in
  loss of subsidiary
  partnerships               2,572          6,463         18,510         19,788
                       -----------    -----------    -----------    -----------
Net loss               $  (731,569)   $  (862,186)   $(2,247,917)   $(2,653,813)
                       ===========    ===========    ===========    ===========

Net loss - limited
  partners             $  (724,253)   $  (853,564)   $(2,225,438)   $(2,627,275)
                       ===========    ===========    ===========    ===========

Number of BACs
  outstanding               45,844         45,844         45,844         45,844
                       ===========    ===========    ===========    ===========

Net loss per BAC       $    (15.79)   $    (18.62)   $    (48.54)   $    (57.31)
                       ===========    ===========    ===========    ===========


*Reclassified for comparative purposes.
The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
            Consolidated Condensed Statement of Changes in Partners'
                                Capital (Deficit)
                   For the Nine Months Ended December 31, 2002
                                   (Unaudited)


                                 ===========================================
                                                 Limited          General
                                    Total        Partners         Partner
                                 -------------------------------------------
Partners' capital
  (deficit) - April 1,
  2002                           $ 28,994,645   $ 29,112,232    $   (117,587)

Net loss                           (2,247,917)    (2,225,438)        (22,479)
                                 ------------   ------------    ------------
Partners' capital
  (deficit) -
December 31, 2002                $ 26,746,728   $ 26,886,794    $   (140,066)
                                 ============   ============    ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                   =============================
                                                         Nine Months Ended
                                                            December 31,
                                                   -----------------------------
                                                      2002              2001*
                                                   -----------------------------
Cash flows from operating activities:
Net loss                                           $(2,247,917)     $(2,653,813)
                                                   -----------      -----------
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Depreciation and amortization                        1,906,025        1,871,557
Minority interest in loss of
  subsidiary partnerships                              (18,510)         (19,788)
Increase in cash held in escrow                       (362,072)        (295,907)
Increase in other assets                              (216,315)        (198,978)
Increase in accounts payable
  and other liabilities                                691,771          864,359
Increase in due to local general
  partners and affiliates                                    0            7,213
Decrease in due to local general
  partners and affiliates                              (39,770)         (90,113)
Increase in due to general
  partner and affiliates                               216,877           33,105
                                                   -----------      -----------
  Total adjustments                                  2,178,006        2,171,448
                                                   -----------      -----------

Net cash used in operating activities                  (69,911)        (482,365)
                                                   -----------      -----------


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                   =============================
                                                         Nine Months Ended
                                                            December 31,
                                                   -----------------------------
                                                      2002              2001*
                                                   -----------------------------
Cash flows from investing activities:
Increase in property and equipment                      (5,181)         (28,388)
Increase in cash held in escrow                              0          (30,000)
Increase in due to local general
  partners and affiliates                              120,797           41,319
Decrease in due to local general
  partners and affiliates                             (318,173)         (59,095)
                                                   -----------      -----------
Net cash used in investing activities                 (202,557)         (76,164)
                                                   -----------      -----------

Cash flows from financing activities:
Proceeds from mortgage notes                                 0          546,225
Principal reduction of mortgage notes                 (156,509)        (119,172)
Repayment of construction loans                              0         (545,374)
Increase in deferred costs                                   0          (60,013)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                   (123,278)          (1,714)
                                                   -----------      -----------
Net cash used in financing
  activities                                          (279,787)        (180,048)
                                                   -----------      -----------

Net decrease in cash and cash
  equivalents                                         (552,255)        (738,577)
Cash and cash equivalents at
  beginning of period                                2,461,056        3,705,003
                                                   -----------      -----------
Cash and cash equivalents at
  end of period                                    $ 1,908,801      $ 2,966,426
                                                   ===========      ===========

Supplemental disclosures of
  noncash financing activities

Conversion of construction loans
  to mortgage notes                                $         0      $   545,374


* Reclassified for comparative purposes.
The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2002
                                   (Unaudited)

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

Increase   (decrease)  in  the   capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $1,000 and $2,000, $5,000 and $7,000 for the three and nine months ended December 31, 2002 and 2001, respectively. The Partnership's

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2002
                                   (Unaudited)

investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2002.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2002, its results of operations for the three and nine months ended December 31, 2002 and 2001 and its cash flows for the nine months ended December 31, 2002 and 2001. However, the operating results for the nine months ended December 31, 2002 may not be indicative of the results for the entire year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2002
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2002 and 2001 were as follows:

                                     Three Months Ended      Nine Months Ended
                                         December 31,           December 31,
                                    --------------------    -------------------
                                      2002        2001        2002       2001
                                    --------------------    -------------------

Partnership manage-
  ment fees (a)                     $ 84,280    $ 83,742    $252,840   $251,226
Expense reimburse-
  ment (b)                            26,027      25,250      82,951     86,564
Local administrative
  fee (c)                             12,000      11,000      36,000     33,000
                                    --------    --------    --------   --------
Total general and
  administrative-
  General Partner                    122,307     119,992     371,791    370,790
                                    --------    --------    --------   --------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)                        22,411      18,925      65,752     60,869
                                    --------    --------    --------   --------
Total general and
  administrative-
  related parties                   $144,718    $138,917    $437,543   $431,659
                                    ========    ========    ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2002
                                   (Unaudited)

the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,208,000 and $955,000 were accrued and unpaid as of December 31, 2002 and March 31, 2002, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $84,472, $82,071, $252,029 and $253,906 for the three and nine months ended December 31, 2002 and 2001, respectively. Of these fees, $22,411, $18,925, $65,752 and $60,869 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of December 31, 2002, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,720,000 remains to be paid to the Local Partnerships (including approximately $741,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the nine months ended December 31, 2002, approximately $109,000 was paid to the Local Partnerships (none of which was released from escrow).

For the nine months ended December 31, 2002, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased by approximately $552,000. This decrease was due to cash used in operations ($70,000), an increase in property and equipment ($5,000), principal reduction of mortgage notes ($157,000) a net decrease in due to local general partners and affiliates relating to investing activities ($197,000) and a decrease in capitalization of consolidated subsidiaries attributed to minority interest ($123,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $1,906,000.

The Partnership has established a working capital reserve from funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At December 31, 2002, there is approximately $251,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. Cash distributions from the Local Partnerships will be relatively immaterial. During the nine months ended

December 31, 2002, there have been no cash distributions received from the Local Partnerships.

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 31, 2002 and 2001 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% and 2% for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to rental rate increases.

Other income decreased approximately $2,000 and $48,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to smaller cash and cash equivalent balances earning interest at the Partnership level as well as a decrease in transfer fees at the Partnership level.

Total expenses, excluding interest, remained fairly consistent, with an increase of approximately 2% and decrease of less than 1% for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001.

Interest expense decreased approximately $114,000 and $342,000 for the three and nine months ended September 2002 as compared to the corresponding periods in 2001, primarily due to overaccruals at two Local Partnerships in 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 31, 2002 (the "Evaluation Date").

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

Date: February 5, 2003

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President and Member
                                    (principal executive and financial officer)

Date: February 5, 2003

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2002 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

         b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2002 (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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



                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Chief Executive Officer and
                                    Chief Financial Officer
                                    February 5, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     February 5, 2003