Form 10-K
period 2003-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2003-05-30
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

    X       ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
---------
            EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

                                       OR

            TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------   EXCHANGE ACT OF 1934

                         Commission File Number 33-89968

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           13-3809869
-------------------------------                         ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                           10022
----------------------------------------                ------------------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        -----  -----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2002 was $27,611,000, based on Limited Partner equity as of such date.


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

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). As of March 31, 2003, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. The Partnership's investments in Local Partnerships represent from 98.99% to 99.89% interests except for one investment which is a 58.12% interest. As of March 31, 2003, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the
Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,593,000 remains to be paid to the Local Partnerships (including approximately $615,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. See Item 2, Properties, below.

The investment objectives of the Partnership are described below:

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

Segments
--------

The Partnership operates in one segment, which is the investment in multi-family residential property.

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

Item 2. Properties.

As of March 31, 2003, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents
58.12% of the partnership interest in the subsidiary partnership (the other 41.86% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties may be found in Item 15. Schedule III .


                           Local Partnership Schedule
                           --------------------------

                                                                Percentage of Units
                                                                Occupied  at  May 1,
Name and Location                                               ----------------
(Number of Units)                                   Date Acquired   2003   2002   2001   2000    1999
-----------------                                   -------------   ----   ----   ----   ----    ----

BX-8A Team Associates, L.P.                         October 1995     93%   100%    95%    95%     98%
  Bronx, NY (41)

Westminster Park Plaza
  (a California Limited Partnership)                June 1996        98%    99%    98%    96%
                                                                                                  99%
  Los Angeles, CA (130)

Fawcett Street Limited Partnership                  June 1996       100%    98%    98%    98%     95%
  Tacoma, WA (60)

Figueroa Senior Housing                             November 1996    98%   100%    99%    99%     97%
  Limited Partnership
  Los Angeles, CA (66)

NNPHI Senior Housing                                December 1996    99%   100%    99%   100%     99%
  Limited Partnership
  Los Angeles, CA (75)

Belmont/McBride Apartments                          January 1997     98%    95%   100%    98%     93%
  Limited Partnership
  Paterson, NJ (42)

Sojourner Douglass, L.P.                            February 1997   100%   100%    95%   100%    100%
  Paterson, NJ (20)

New Zion Apartments                                 October 1997     95%    88%   100%    99%     98%
  Limited Partnership
  Shreveport, LA (100)

Bakery Village Urban Renewal                        December 1997    99%   100%    99%   100%     99%
  Associates, L.P.
  Montclair, NJ (125)

Marlton Housing Partnership, L.P.                   May 1998         92%   100%   100%   100%      0%*
  (a Pennsylvania limited partnership)
  Philadelphia, PA (25)

GP Kaneohe Limited Partnership                      July 1999       100%    98%   100%     0%**
  Kaneohe, HI (44)

KSD Village Apartments, Phase II, Ltd.              July 1999        94%    88%    88%    75%
  Danville, KY (16)

Kanisa Apartments, Ltd.                             October 1999     88%    86%    92%    92%
  Fayette County, KY (59)

Guymon Housing Partners, L.P.                       December 1999   100%   100%   100%    92%
  Guymon, OK (92)


*  Property still in construction phase.
** Project substantially completed but no certificate of occupancy received.

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

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.
                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2003, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 5, 2003, the Partnership has approximately 2,511 registered holders of an aggregate of 45,844 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.

The Partnership has made no distributions to the BACs holders as of March 31, 2003. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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


                                                  Year Ended March 31,
                         -----------------------------------------------------------------------
OPERATIONS                   2003           2002           2001          2000            1999
----------               -----------    -----------    -----------    -----------    -----------
Revenues                 $ 5,814,209    $ 5,691,878    $ 5,848,287    $ 5,318,859    $ 3,435,562


Operating expenses        (9,227,715)    (9,032,990)    (9,641,822)    (8,505,735)    (4,682,110)
                         -----------    -----------    -----------    -----------    -----------

Loss before minority
  interest                (3,413,506)    (3,341,112)    (3,793,535)    (3,186,876)    (1,246,548)

Minority interest
  in loss (income)
  of subsidiary
  partnership                 34,355         34,650         19,869          6,438        (21,185)
                         -----------    -----------    -----------    -----------    -----------

Net loss                 $(3,379,151)   $(3,306,462)   $(3,773,666)   $(3,180,438)   $(1,267,733)
                         ===========    ===========    ===========    ===========    ===========

Net loss per weighted
  average  BAC                (72.97)        (71.40)        (81.49)        (68.68)        (27.38)
                         ===========    ===========    ===========    ===========    ===========



                                                  Year Ended March 31,
                         -----------------------------------------------------------------------
FINANCIAL POSITION           2003           2002           2001          2000            1999
------------------       -----------    -----------    -----------    -----------    -----------
Total assets             $75,661,500    $78,765,789    $80,941,604    $86,387,370    $79,501,249
                         ===========    ===========    ===========    ===========    ===========

Total liabilities        $48,094,142    $47,526,993    $46,542,781    $48,314,082    $39,394,161
                         ===========    ===========    ===========    ===========    ===========

Minority interest        $ 1,951,864    $ 2,244,151    $ 2,097,716    $ 1,998,515    $   851,877
                         ===========    ===========    ===========    ===========    ===========

Total partners'
  capital (deficit)      $25,615,494    $28,994,645    $32,301,107    $36,074,773    $39,255,211
                         ===========    ===========    ===========    ===========    ===========


During the years ended March 31, 2003, 2002 and 2001, total assets decreased approximately $3,104,000, $2,176,000 and $5,446,000 due to depreciation and amortization and a reduction in cash and cash equivalents. During the years ended March 31, 2000 and 1999 total assets increased primarily due to the proceeds from mortgage and construction loans which were utilized in the investment of Local Partnerships amounting to approximately $10,500,000 and $3,400,000, respectively. For the years ended March 31, 2000 and 1999 total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. For the year ended March 31, 2003, 2002 and 2001, property and equipment decreased approximately $2,532,000, $1,376,000 and $1,152,000 primarily due to depreciation expense, and for the years ended March 31, 2000 and 1999 property and equipment increased approximately $28,900,000 and $12,100,000, respectively. During the year ended March 31, 2003, mortgage notes decreased $339,000. During the year ended March 31, mortgage notes decreased $339,000. During the years ended March 31, 2002, 2001, 2000 and 1999 mortgage notes increased approximately $79,000, $1,100,000, $5,000,000 and $1,400,000,
respectively.


                  Selected Quarterly financial Data (Unaudited)

                                              Quarter Ended
                    ----------------------------------------------------------------
OPERATIONS             June 30,      September 30,     December 31,       March 31,
                         2003            2002              2001             2000
----------          -------------    -------------    -------------    -------------
Revenues            $   1,437,589    $   1,447,703    $   1,458,348    $   1,470,569

Operating
  expenses              2,207,677        2,209,901        2,192,489        2,617,648
                    -------------    -------------    -------------    -------------

Loss before
  minority
  interest               (770,088)        (762,198)        (734,141)      (1,147,079)

Minority interest
  in loss of
  subsidiaries              8,216            7,722            2,572           15,845
                    -------------    -------------    -------------    -------------

Net loss            $    (761,872)   $    (754,476)   $    (731,569)   $  (1,131,234)
                    =============    =============    =============    =============

Net loss per
weighted
average BAC         $      (16.45)   $      (16.29)   $      (15.79)   $      (24.44)
                    =============    =============    =============    =============


                                              Quarter Ended
                    ----------------------------------------------------------------
OPERATIONS             June 30,      September 30,     December 31,       March 31,
                         2001            2001              2001*            2002*
----------          -------------    -------------    -------------    -------------

Revenues            $   1,460,073    $   1,427,665    $   1,407,158    $   1,396,982

Operating
  expenses              2,379,005        2,422,995        2,166,497        2,064,493
                    -------------    -------------    -------------    -------------

Loss before
  minority
  interest               (918,932)        (995,330)        (759,339)        (667,511)

Minority interest
  in loss of
  subsidiaries              7,566            5,759            6,463           14,862
                    -------------    -------------    -------------    -------------

Net loss            $    (911,366)   $    (989,571)   $    (752,876)   $    (652,649)
                    =============    =============    =============    =============

Net loss per
weighted
average BAC         $      (19.68)   $      (21.37)   $      (16.26)   $      (14.09)
                    =============    =============    =============    =============


* Reclassified for comparative purposes.

Cash Distributions
------------------

The Partnership has made no distributions to the BACs holders as of March 31, 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending purchase price adjustments of Local Partnerships and (ii) working capital reserve and interest thereon. All these sources are available to meet obligations of the Partnership.

The Partnership has received $45,844,000 in gross proceeds for BACs pursuant to a public offering, resulting in net proceeds available for investment of approximately $36,446,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

As of March 31, 2003, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,593,000 remains to be paid to the Local Partnerships (including approximately $615,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. During the year ended March 31, 2003, approximately $236,000 was paid to Local Partnerships, including purchase price adjustments. The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no such adjustments made during the year ended March 31, 2003.

For the year ended March 31, 2003, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased approximately ($423,000) due to cash used in operating activities ($310,000), repayments of mortgage loans ($339,000) a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($258,000) and a net decrease is due to local general partners and affiliated relating to investing activities ($163,000), which exceeded a decrease in escrow deposits relating to investing activities ($647,000). Included in the adjustments to reconcile the net loss to cash used in operations is depreciation and amortization of approximately $2,547,000.

A working capital reserve has been established from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2003, approximately $237,000 of this reserve remained unused. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the year ended March 31, 2003, there were no distributions from Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty
Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2003 and 2002, the gross amounts of the Operating Deficit Guarantees aggregate approximately $2,159,000 and $2,659,000, respectively. All current Operating Deficit Guarantees expire within the next two years. As of March 31, 2003, $0 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately $1,292,000 and $955,000 were accrued and unpaid as of March 31, 2003 and 2002, respectively.

The Partnership has invested all of the net proceeds available for investment in fourteen Local Partnerships, of which all will generate tax credits in 2003. Due to increased market demand for investments in properties that were eligible to receive tax credits at the time the Partnership was investing its capital and limitations on the types of investments which may be obtained by the Partnership the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership have increased. As a result of these changes, management does not believe that the Partnership has been able to invest the proceeds available for investment in a manner which will enable the Partnership to achieve tax credits in the range of $140-150 for each $1,000 BAC each year in which the Partnership is receiving its full entitlement of tax credits.

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

Through March 31, 2003, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

The net loss for the years ended March 31, 2003, 2002, 2001 totaled $3,379,151, $3,306,462 and $3,773,666, respectively.

The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a property when the credit period for such property commenced. Because of the time required for the acquisition, completion and rent-up of properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,356,758, $5,356,758 and $5,506,354 of Housing Tax Credits during the 2002, 2001 and 2000 tax years, respectively.

The Partnership's results of operations for the years ended March 31, 2003, 2002 and 2001 consisted primarily of the results of the Partnership's investment in fourteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

2003 vs. 2002
-------------

Rental income increased approximately 3% for the year ended March 31, 2003 as compared to the corresponding period ended March 31, 2002, primarily due to rental rate increases.

Other income decreased approximately $37,000 for the year ended March 31, 2003 as compared to the corresponding period ended March 31, 2002, primarily due to a decrease in interest earned on cash and equivalents due to lower interest rates and smaller balances at the Local Partnerships and at the Partnership level.

Total expenses, excluding general and administrative, repairs and maintenance and taxes and insurance, remained fairly consistent with a decrease of approximately 1% for the year ended March 31, 2003 as compared to the corresponding period ended March 31, 2002.

General and administrative increased approximately $293,000 for the year ended March 31, 2003 as compared to the corresponding period ended March 31, 2002, primarily due to one-time administrative incentive fees at two local partnerships.

Repairs and maintenance decreased approximately $124,000, for the year ended March 31, 2003 as compared to the corresponding period ended March 31, 2002, primarily due to a decrease in security and exterminating costs at one Local Partnership.

Taxes increased approximately $44,000 for the year ended March 31, 2003 as compared to the corresponding period ended March 31, 2002, primarily due to a payment of back property taxes by one Local Partnership.

Insurance increased approximately $71,000, for the year ended March 31, 2003 as compared to the corresponding period ended March 31, 2002, primarily due to an increase in liability insurance premiums at the local partnerships.

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

Critical Accounting Estimates
-----------------------------

The preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The following accounting estimate is considered critical by the Partnership.

The Partnership is required to assess potential impairments to its long-lived assets, which is primarily property and equipment. If impairment indicators are present, the Partnership must measure the fair value of the assets to determine if adjustments are to be recorded.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

None.

Item 8.  Financial Statements and Supplementary Data.

                                                                          Sequential
                                                                             Page
                                                                          ----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                         16

         Consolidated Balance Sheets at March 31, 2003 and 2002               49

         Consolidated Statements of Operations for the Years Ended
         March 31, 2003, 2002 and 2001                                        50

         Consolidated Statements of Changes in Partners' Capital (Deficit)
         for the Years Ended  March 31, 2003, 2002 and 2001                   51

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2003, 2002 and 2001                                        52

         Notes to Consolidated Financial Statements                           54


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



TO THE PARTNERS OF
INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES


     We have audited the accompanying consolidated balance sheets of INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES (a Delaware limited partnership) as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of thirteen, thirteen and twelve subsidiary partnerships, whose losses aggregated $2,801,465, $2,718,128 and $3,049,692 for the years ended March 31, 2003, 2002 and 2001, respectively, and whose assets constituted 97% and 92% of consolidated assets at March 31, 2003 and 2002, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES as of March 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended March 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ Friedman Alpren & Green LLP
Friedman Alpren & Green LLP
New York, New York
May 12, 2003

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners BX 8A Team Associates, L.P.

We have audited the accompanying balance sheet of BX 8A Team Associates, L.P. for the years ended December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX 8A Team Associates, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 8, 2003

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 7, 2002

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Westminster Park Plaza

We have audited the accompanying balance sheets of Westminster Park Plaza, L.P. as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Park Plaza, L.P. as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 16, 2003

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 30, 2002

[LETTERHEAD OF MCDANIEL & HALLSTROM]

To the Partners
FAWCETT STREET LIMITED PARTNERSHIP
Tacoma, Washington

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McDaniel & Hallstrom, CPA's
Belfair, Washington
February 1, 2003

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

/s/ McDaniel & Hallstrom, CPA's
Belfair, Washington
February 4, 2002

[LETTERHEAD OF CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
Figueroa Senior Housing Limited Partnership
Los Angeles, California

I have audited the balance sheet of Figueroa Senior Housing Limited Partnership at December 31, 2002, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Figueroa Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards used in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership at December 31, 2002, and the results of its operations for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford Benn, CPA
March 3, 2003
Carson, California

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

/s/ Clifford Benn, CPA
Carson, California
February 9, 2001

[LETTERHEAD OF CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
NNPHI Senior Housing, L.P.
Los Angeles, California

I have audited the balance sheet of NNPHI Senior Housing, L.P. at December 31, 2002, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of NNPHI Senior Housing, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards used in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing, L.P. at December 31, 2002 and the results of its operations for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford Benn, CPA
February 17, 2003
Carson, California

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

/s/ Clifford Benn, CPA
Carson, California
February 14, 2001

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Belmont/McBride Apartments
Urban Renewal Associates Limited Partnership

We have audited the accompanying balance sheets of Belmont/McBride Apartments Urban Renewal Associates Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belmont/McBride Apartments Urban Renewal Associates Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 24, 2003

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 19, 2002

[LETTERHEAD OF COLE, EVANS & PETERSON]

INDEPENDENT   AUDITORS'  REPORT  ON  THE  BASIC  FINANCIAL
STATEMENTS AND SUPPLEMENTAL INFORMATION

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2002, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2002 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2002 taken as a whole. The supplementary Schedules 1, 2 and 3 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2003 on our consideration of New Zion Apartments Limited Partnership's internal control, and on its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
Federal ID No. 72-0506596
Lead Auditor: Steven W. Hedgepeth
February 10, 2003

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

/s/ Cole, Evans & Peterson
Federal ID No. 72-0506596
Lead Auditor: Steven W. Hedgepeth
February 16, 2001
Shreveport, Louisiana

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2002, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2002, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 31, 2003

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January, 12, 2001

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Marlton Housing Partnership, L.P.

We have audited the accompanying balance sheets of Marlton Housing Partnership, L.P. as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlton Housing Partnership, L.P. at December 31, 2002 and 2001, and the results of its operations, the changes in its partners' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 24, 2003

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

[LETTERHEAD OF FAVORS & ASSOCIATES, CPA's, P.S.]

INDEPENDENT AUDITORS' REPORT

To the Partners
GP Kaneohe Limited Partnership

We have audited the accompanying balance sheet of GP Kaneohe Limited Partnership, as of December 31, 2002, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GP Kaneohe Limited Partnership as of December 31, 2002, and the results of its operations, the changes in its partners' capital (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 13, 2003, on our consideration of GP Kaneohe Limited Partnership's internal control, and our test of its compliance with certain provisions of laws, regulations, contractors and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Favors & Associates, CPA's, P.S.
Fircrest, Washington
March 13, 2003

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

/s/ Dwyer, Pemberton & Coulson
Tacoma, Washington
January 10, 2001

[LETTERHEAD OF MILLER, MAYER, SULLIVAN, & STEVENS, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
KSD Village Apartments, Phase II, Ltd,

We have audited the accompanying balance sheets of KSD Village Apartments, Phase II, Ltd. as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KSD Village Apartments, Phase II, Ltd. as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller, Mayer, Sullivan, & LLP
Lexington, Kentucky
January 13, 2003

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

/s/ Miller, Mayer, Sullivan, & LLP
Lexington, Kentucky
January 21, 2002

[LETTERHEAD OF MILLER, MAYER, SULLIVAN, & STEVENS, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Kanisa Apartments Ltd.

We have audited the accompanying balance sheets of Kanisa Apartments, Ltd., complex no. 083-98017-YHA, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kanisa Apartments, Ltd., as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2003, on our consideration of Kanisa Apartments, Ltd.'s internal controls and our on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Miller, Mayer, Sullivan, & Stevens, LLP
Lexington, Kentucky
February 10, 2003
EIN: 61-0866166
Lead Auditor: Darren C. Johnson, CPA
Audit Principal: John T. Miller, CPA

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

[LETTERHEAD OF THOMAS HANKINS]

INDEPENDENT ACCOUNTANT'S REPORT

Partners
Guymon Housing Partners Limited Partnership d/b/a Blue Quail Apartments

I have audited the accompanying balance sheets of Guymon Housing Partners Limited Partnership, d/b/a Blue Quail Apartments as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guymon Housing Partners Limited Partnership, d/b/a Blue Quail Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Thomas Hankins
February 17, 2003
Fort Smith, Arkansas

[LETTERHEAD OF THOMAS HANKINS]

INDEPENDENT ACCOUNTANT'S REPORT

Partners
Guymon Housing Partners Limited Partnership d/b/a Blue Quail Apartments

I have audited the accompanying balance sheets of Guymon Housing Partners Limited Partnership, d/b/a Blue Quail Apartments as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

/s/ Thomas Hankins
February 15, 2002
Fort Smith, Arkansas

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          March 31,
                                                                 ----------------------------
                                                                     2003            2002
                                                                 ------------    ------------
Property and equipment - at cost, less accumulated
  depreciation (Notes 2 and 4)                                   $ 69,391,714    $ 71,923,788
Cash and cash equivalents (Notes 2 and 10)                          2,037,966       2,461,056
Cash held in escrow (Note 5)                                        2,961,291       3,087,693
Deferred costs,  less  accumulated  amortization  (Notes 2
    and 6)                                                            777,593         867,766
Other assets                                                          492,936         425,486
                                                                 ------------    ------------

Total assets                                                     $ 75,661,500    $ 78,765,789
                                                                 ============    ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)                                  $ 36,401,006    $ 36,739,830
Accounts payable and other liabilities                              7,429,413       6,663,234
Due to local general partners and affiliates (Note 8)               2,583,149       2,777,814
Due to general partner and affiliates (Note 8)                      1,680,574       1,346,115
                                                                 ------------    ------------

Total liabilities                                                  48,094,142      47,526,993
                                                                 ------------    ------------

Minority interest                                                   1,951,864       2,244,151
                                                                 ------------    ------------

Commitments and contingencies (Note 10)

Partners' capital (deficit):
Limited partners (100,000 BACs authorized;
  45,844 issued and outstanding) (Note 1)                          25,766,873      29,112,232
General partner                                                      (151,379)       (117,587)
                                                                 ------------    ------------

Total partners' capital (deficit)                                  25,615,494      28,994,645
                                                                 ------------    ------------

Total liabilities and partners' capital (deficit)                $ 75,661,500    $ 78,765,789
                                                                 ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year Ended March 31,
                                             -----------------------------------------
                                                 2003          2002            2001
                                             -----------    -----------    -----------
Revenues

Rental income                                $ 5,520,414    $ 5,360,801    $ 5,144,150
Other income (principally interest income)       293,795        331,077        704,137
                                             -----------    -----------    -----------

                                               5,814,209      5,691,878      5,848,287
                                             -----------    -----------    -----------

Expenses
General and administrative                     1,776,031      1,483,724      1,933,018
General and administrative-related parties
  (Note 8)                                       618,694        603,949        615,973
Repairs and maintenance                          910,719      1,035,059        870,657
Operating and other                              734,157        777,930        695,761
Taxes                                            221,980        177,907        161,939
Insurance                                        312,659        241,264        227,947
Interest                                       2,106,166      2,165,378      2,624,336
Depreciation and amortization                  2,547,309      2,547,779      2,512,191
                                             -----------    -----------    -----------

Total expenses                                 9,227,715      9,032,990      9,641,822
                                             -----------    -----------    -----------

Net loss before minority interest             (3,413,506)    (3,341,112)    (3,793,535)

Minority interest in loss of subsidiary
  partnerships                                    34,355         34,650         19,869
                                             -----------    -----------    -----------

Net loss                                     $(3,379,151)   $(3,306,462)   $(3,773,666)
                                             ===========    ===========    ===========

Net loss - limited partners                  $(3,345,359)   $(3,273,397)   $(3,735,929)
                                             ===========    ===========    ===========

Number of BACs outstanding                        45,844         45,844         45,844
                                             ===========    ===========    ===========

Net loss per weighted average BAC            $    (72.97)   $    (71.40)   $    (81.49)
                                             ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           (DEFICIT) FOR THE YEARS ENDED MARCH 31, 2003, 2002 and 2001

                                                                 Limited          General
                                                  Total          Partners         Partner
                                               ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2000    $ 36,074,773    $ 36,121,558    $    (46,785)


Net loss                                         (3,773,666)     (3,735,929)        (37,737)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2001     32,301,107      32,385,629         (84,522)


Net loss                                         (3,306,462)     (3,273,397)        (33,065)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2002     28,994,645      29,112,232        (117,587)


Net loss                                         (3,379,151)     (3,345,359)        (33,792)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2003   $ 25,615,494    $ 25,766,873    $   (151,379)
                                               ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Year Ended March 31,
                                                      -----------------------------------------
                                                         2003           2002*          2001*
                                                      -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                              $(3,379,151)   $(3,306,462)   $(3,773,666)
                                                      -----------    -----------    -----------
Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
Depreciation and amortization                           2,547,309      2,547,779      2,512,191
Adjustment to property and equipment                       74,938              0              0
Minority interest in loss of subsidiary
  partnerships                                            (34,355)       (34,650)        19,869
Increase in cash held in escrow                          (520,897)       (49,315)      (195,143)
(Increase) decrease in other assets                       (67,450)       (35,315)       382,600
Increase in accounts payable and other
  liabilities                                             766,179        978,875        835,064
Increase in due from local general partners
  and affiliates                                           28,077         17,679          5,604
Decrease in due from local general partners
  and affiliates                                          (59,574)      (237,396)          (165)
Increase in due to general partner and
  affiliates                                              334,459        174,368        381,092
                                                      -----------    -----------    -----------
Total adjustments                                       3,068,686      3,362,025      3,941,112
                                                      -----------    -----------    -----------

Net cash (used in) provided by operating
  activities                                             (310,465)        55,563        167,446
                                                      -----------    -----------    -----------

Cash flows from investing activities:
Acquisition of property and equipment                           0     (1,082,120)      (290,772)
Decrease (increase) in cash held in escrow                647,299       (449,161)      (723,903)
Decrease in accounts payable and other
  liabilities                                                   0              0        (93,237)
Increase in due to local general partners
  and affiliates                                            5,789        638,692        176,512
Decrease in due to local general partners
  and affiliates                                         (168,957)      (121,446)    (1,524,293)
Decrease in investments available-for-sale                      0              0      3,100,000
Increase in deferred costs                                      0              0        (18,681)
                                                      -----------    -----------    -----------

Net cash provided by (used in) investing activities       484,131     (1,014,035)       625,626
                                                      -----------    -----------    -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                  Year Ended March 31,
                                                        -----------------------------------------
                                                           2003           2002*          2001*
                                                        -----------    -----------    -----------
Cash flows from financing activities:
Proceeds from mortgage notes                                      0              0      1,311,309
Repayments of mortgage notes                               (338,824)      (466,560)      (243,027)
Repayments of construction loans                                  0              0     (2,620,160)
(Decrease) increase in capitalization of consolidated
  subsidiaries attributable to minority interest           (257,932)       181,085         79,332
                                                        -----------    -----------    -----------

Net cash used in financing activities                      (596,756)      (285,475)    (1,472,546)
                                                        -----------    -----------    -----------

Net decrease in cash and cash equivalents                  (423,090)    (1,243,947)      (679,474)

Cash and cash equivalents at beginning of year            2,461,056      3,705,003      4,384,477
                                                        -----------    -----------    -----------

Cash and cash equivalents at end of year                $ 2,037,966    $ 2,461,056    $ 3,705,003
                                                        ===========    ===========    ===========

Supplemental disclosure of cash flow
  information:
Cash paid during the year for interest                  $ 1,321,322    $ 1,422,179    $ 1,500,022
                                                        ===========    ===========    ===========

Supplemental disclosures of noncash
  investing and financing activities:

Property and equipment reclassified from
  deferred costs                                        $         0    $         0    $   979,963

Construction loans converted to mortgage loans                    0        545,374         77,700


* Reclassified for comparative purposes.

The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

As of March 31, 2003, the Partnership has acquired limited partnership interests in fourteen subsidiary partnerships, all of which have been consolidated. The Partnership does not anticipate acquiring limited partnership interests in additional subsidiary partnerships. The Partnership's investments in Local
Partnerships represent from 98.99% to 99.89% interests, except for one investment which is a 58.12% interest.

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

b) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and fourteen subsidiary partnerships for the years ended March 31, 2003, 2002 and 2001, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

Increases (decreases) in the capitalization of the consolidated subsidiaries attributable to minority interests arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $7,000, $79,000 and $46,000 for the years ended March 31, 2003, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2003. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 applies to all long-lived assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by the Partnership, as required, on January 1, 2002.

Through March 31, 2003, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

e) Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash  and  Cash  Equivalents  and  Cash  Held  in  Escrow
---------------------------------------------------------
The carrying amount approximates fair value due to the short-term maturity of the instruments.

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable and construction loans payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:


                                          March  31, 2003             March 31, 2002
                                     -------------------------   -------------------------
                                      Carrying                    Carrying
                                       Amount      Fair Value      Amount      Fair Value
                                     -----------   -----------   -----------   -----------
Mortgage notes payable for
  which it is:
Practicable to estimate fair value   $25,582,250   $26,018,413   $25,909,398   $27,022,238
Not practicable                      $10,818,756           (a)   $10,830,432           (a)



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

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:


                                           March 31,              Estimated
                                  ----------------------------   Useful Lives
                                      2003            2002         (Years)
                                  ------------    ------------   -----------
Land                              $  3,307,496    $  3,307,496
Building and improvements           76,888,418      76,979,431       27.5
Furniture and fixtures               1,110,999       1,094,924       5-7
                                  ------------    -------------

                                    81,306,913      81,381,851
Less:  Accumulated depreciation    (11,915,199)     (9,458,063)
                                  ------------    -------------

                                  $ 69,391,714    $  71,923,788
                                  ============    =============


Included in property and equipment at March 31, 2003 and 2002, was $2,750,640 of acquisition fees paid to the General Partner and $708,031 of third party acquisition expenses. In addition, as of March 31, 2003 and 2002, building and improvements includes $343,161 of capitalized interest. No interest was capitalized during the years ended March 31, 2003, 2002 and 2001.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $4,235,495 to the local general partners and affiliates as of both March 31, 2003 and 2002. Such fees have been included in the cost of property and equipment.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

Depreciation expense for the years ended March 31, 2003, 2002 and 2001 amounted to $2,457,136, $2,457,711and $2,422,698, respectively.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:


                                                March 31,
                                         -----------------------
                                            2003         2002
                                         ----------   ----------
Purchase price payments*                 $  615,135   $  741,459
Real estate taxes, insurance and other    2,346,156    2,346,234
                                         ----------   ----------

                                         $2,961,291   $3,087,693
                                         ==========   ==========

* Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                          March 31,
                                 --------------------------
                                     2003          2002         Period
                                 -----------    -----------    ---------
Financing costs                  $ 1,001,424    $ 1,001,424        *
Other deferred costs                 177,692        177,692
                                 -----------    -----------
                                   1,179,116      1,179,116
Less: Accumulated amortization      (401,523)      (311,350)
                                 -----------    -----------

                                 $   777,593    $   867,766
                                 ===========    ===========

*Over the life of the related mortgage note.

Amortization expense for the years ended March 31, 2003, 2002 and 2001 amounted to $90,173, $90,068 and $89,493, respectively.

NOTE 7 - Mortgage Loans Payable

The mortgage loans are payable in aggregate monthly installments of approximately $113,000 including principal and interest with rates varying from 0% to 9.11% per annum and have maturity dates ranging from 2004 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents and leases, and are without further recourse.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

Annual principal payment on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:


Fiscal Year                           Amount
-----------                        ------------
2003                               $  2,077,650
2004                                    400,909
2005                                    442,050
2006                                    388,131
2007                                    354,781
Thereafter                           32,737,485
                                   ------------

                                   $ 36,401,006
                                   ============

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

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2003, 2002 and 2001 are as follows:

A) Guarantees

In November  2002,  FASB  Interpretation  No. 45,  "Guarantor's  Accounting  and
Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45"), was issued. The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing or modifying any guarantee after December 31, 2002. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimated. At May 12, 2003, the Partnership has not issued or modified any existing guarantees and has not determined the impact, if any, that adoption of the accounting recognition provision of FASB Interpretation No. 45 would have on the Partnership's future financial position or results of operations.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty
Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2003 and 2002, Operating Deficit Guarantees aggregate approximately $2,159,000 and $2,659,000,

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

respectively. All current Operating Deficit Guarantees expire within the next two years. As of March 31, 2003, $0 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

B) Related Party Expenses

Expenses incurred to related parties for the years ended March 31, 2003, 2002 and 2001 were as follows:

                                                      Year Ended March 31,
                                                ------------------------------
                                                  2003       2002       2001
                                                --------   --------   --------
Partnership management fees (a)                 $337,120   $334,968   $329,923
Expense reimbursements (b)                       111,856    119,009    132,549
Local administrative fees (d)                     53,000     48,000     43,000
                                                --------   --------   --------

Total general and administrative-
General Partner                                  501,976    501,977    505,472

Property
management fees incurred
to affiliates of the subsidiary partnerships'
general partners (c)                             116,718    101,972    110,501
                                                --------   --------   --------

Total general and administrative-
related parties                                 $618,694   $603,949   $615,973
                                                ========   ========   ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not previously paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,292,000 and $955,000 were accrued and unpaid as of March 31, 2003 and 2002, respectively.

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

(c) Property management fees incurred by the Local Partnerships amounted to $354,672, $335,474 and $345,771 for the years ended March 31, 2003, 2002 and

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

2001, respectively. Of these fees, $116,718, $101,972 and $110,501 was incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

C) Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                           March 31,
                                  --------------------------
                                     2003            2002
                                  -----------    -----------
Development fee payable           $ 2,142,384    $ 2,311,366
General partner loan payable          104,992        104,992
General partner loan receivable      (140,602)      (142,683)
Construction advances                 373,955        368,166
Construction costs payable             56,652         64,708
Operating advances                      6,000              0
Management and other fees              39,768         71,265
                                  -----------    -----------

                                  $ 2,583,149    $ 2,777,814
                                  ===========    ===========

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:


                                                            Year Ended December 31,
                                                    -----------------------------------------
                                                       2002           2001           2000
                                                    -----------    -----------    -----------
Financial statement net loss                        $(3,379,151)   $(3,306,462)   $(3,773,666)

Differences between depreciation and amortiza-
tion expense for financial reporting purposes
and income tax purposes                                (356,405)      (386,694)      (262,761)

Differences resulting from parent company
having a different fiscal year for income tax and
financial reporting purposes                            (81,578)        29,186        (57,363)

Tax exempt interest income                              (15,073)       (45,024)      (142,015)

Other, including accruals for financial reporting
purposes not deductible for income tax pur-
poses until paid                                       (228,738)      (149,561)       (65,563)
                                                    -----------    -----------    -----------

Net loss as shown on the income tax returns         $(4,060,945)   $(3,858,555)   $(4,301,368)
                                                    ===========    ===========    ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 10 - Commitments and Contingencies

a) Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation for up to $100,000. At March 31, 2003, uninsured cash and cash equivalents at various banking institutions approximated $1,434,000.

b) Leases

One subsidiary partnership is leasing the land on which the Project is located, for a term of 65 years starting on July 14, 1982. At December 31, 2002, the subsidiary partnership is obligated to pay rent of $1 per annum.

c) Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a property when the credit period for such property commences. Because of the time required for the acquisition, completion and rent-up of properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,356,758, $5,356,758 and $5,506,354 of Housing Tax Credits during the 2002, 2001 and 2000 tax years, respectively. The Housing Tax Credits expire at various times ending in 2009.

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

In December 2002, Charter Municipal Mortgage Acceptance Company ("CharterMac"), which is also managed by an affiliate of Related Capital Company, announced a proposed acquisition of Related Capital Company, an affiliate of the General Partner. Pursuant to the proposed acquisition, CharterMac will acquire controlling interests in the general partner of the General Partner. This acquisition is not anticipated to affect the Partnership or its day-to-day operations as management of the General Partners will not change.

Certain information concerning the executive officers and directors of the General Partner of RCMP is set forth below.

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

Alan P. Hirmes                  President and  Member of RILLC

Michael J. Wechsler             Director and Executive Vice President of RCMP

Stuart J. Boesky                Senior Vice President and Member of RILLC

Marc D. Schnitzer               Vice President of RILLC

Denise L. Kiley                 Vice President of RILLC

Glenn F. Hopps                  Treasurer of RILLC

Teresa Wicelinski               Secretary of RILLC

STEPHEN M. ROSS, 63, is a Director of RILLC. Mr. Ross is the President, a Director and a shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. ("TRCLP"). He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of TRCLP in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 48, is President of RILLC. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MICHAEL J. WECHSLER, 64, is a Director and Executive Vice President of RCMP. Mr. Wechsler joined the predecessor of The Related Companies, L.P. in 1987 as Chief Operating Officer and Executive Vice President and is the Chief Operating Officer and Executive Vice President of the Related Realty Group, Inc. Prior to that, he was Senior Vice President and a Managing Director of the Real Estate Division of Chemical Bank with overall responsibility for administration and lending activities of the Division in 25 states and New York City. He supervised a diversified portfolio of construction and real estate loans of over $3.5 billion. Mr. Wechsler attended the Massachusetts Institute of Technology when he received a Bachelor of Science degree in Civil Engineering and received his Masters in Business Administration from the Harvard Graduate School of Business Administration.

STUART J. BOESKY, 47, is a Vice President of RILLC. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 42, is a Vice President of RILLC. He is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 43, is responsible for overseeing the due diligence and asset management of the multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 40, is Treasurer of RILLC. Mr. Hopps joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 37, is Secretary of RILLC. Prior to joining Related in June 1992, Ms. Wicelinski was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of May 5, 2003 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the General Partner of RCMP and (iii) the directors and executive officers of the General Partners of RCMP as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.


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

Item 13. Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above, which are incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the members and officers of the General Partner.

Item 14. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is a general partner of the Partnership, has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's annual report on Form 10-K for the period ending March 31, 2003 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of March 31, 2003 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements
         --------------------
         Independent Auditors' Report                                     16

         Consolidated Balance Sheets at March 31, 2003 and 2002           49

         Consolidated Statements of Operations for the Years Ended
         March 31, 2003, 2002 and 2001                                    50

         Consolidated Statements of Changes in Partners' Capital
         (Deficit) for the Years Ended March 31, 2003, 2002 and 2001      51

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2003, 2002 and 2001                                    52

         Notes to Consolidated Financial Statements                       54

(a)2.    Consolidated Financial Statement Schedules
         ------------------------------------------

         Independent Auditors' Report                                     75

         Schedule I - Condensed Financial Information of Registrant       76

         Schedule III - Real Estate and Accumulated Depreciation          79

         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a)3.    Exhibits
         --------
(3A) Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV as adopted on February 22, 1995*

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

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

(c)      Additional Exhibits
         -------------------

         99.1 Certification   Pursuant  to  18
         U.S.C.   Section   1350,  as  adopted
         pursuant   to  Section   906  of  the
         Sarbanes-Oxley Act of 2002.                                      74

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                  Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)             of Organization
         -------------------------------------------             ---------------
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


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
                                  (Registrant)



                               By:  RELATED INDEPENDENCE L.L.C.,
                                    a General Partner



Date:  May 30, 2003                 By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        President, Chief Executive Officer
                                        and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



    Signature                              Title                           Date
-------------------          -------------------------------------     ------------
                             President and Chief Executive Officer
                             Director and President of RCMP, Inc.,
/s/ Stephen M. Ross          the general partner of Related
-------------------          General II L.P., a Member of Related
Stephen M. Ross              Independence L.L.C.                       May 30, 2003



                             President and Member of
/s/ Alan P. Hirmes           Related Independence L.L.C.
------------------           President,   Chief  Executive  Officer
Alan P. Hirmes               and Chief Financial Officer               May 30, 2003



                             Director and Executive Vice President
/s/ Michael J. Wechsler      of RCMP, Inc., the  general partner of
-----------------------      Related  General  II L.P.,  a Member of
Michael J. Wechsler          Related Independence L.L.C.               May 30, 2003


/s/ Stuart J. Boesky
--------------------         Vice President and Member of
Stuart J. Boesky             Related Independence L.L.C.               May 30, 2003





/s/ Glenn F. Hopps
------------------           Treasurer of Related Independence
Glenn F. Hopps               L.L.C. (principal accounting officer)     May 30, 2003


                                  CERTIFICATION

I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the year ended March 31, 2003 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the annual presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of March 31, 2003 (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the Board of Directors of the General
          Partner:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            By: /s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes
                                President, Chief Executive Officer and
                                Chief Financial Officer
                                May 30, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-K for the year ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     President, Chief Executive Officer and  Chief Financial Officer
     May 30, 2003

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES
          -------------------------------------------------------------


TO THE PARTNERS OF
INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES


In connection with our audits of the consolidated financial statements of INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES included in the Form 10-K as presented in our opinion dated May 12, 2003, which is based in part on the reports of other auditors, we have also audited supporting Schedule I as of March 31, 2003 and 2002 and for the years ended 2003, 2002 and 2001 and Schedule III as of March 31, 2003 and for the years ended March 31, 2003, 2002 and 2001. In our opinion, based on our audits, the reports of the other auditors, these schedules present fairly, when read in conjunction with the related financial statements, the financial data required to be set forth therein.




/s/ Friedman Alpren & Green LLP
Friedman Alpren & Green LLP

New York, New York
May 12, 2003

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                                               March 31,
                                                      --------------------------
                                                         2003           2002*
                                                      -----------    -----------
Cash and cash equivalents                             $ 1,215,461    $ 1,509,840
Investment in subsidiary partnerships                  23,372,840     26,224,447
Cash held in escrow                                       615,135        741,459
Other assets                                            1,800,821      1,606,401
                                                      -----------    -----------

Total assets                                          $27,004,257    $30,082,147
                                                      ===========    ===========


            LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                 $ 1,338,353    $ 1,038,873
Other liabilities                                          50,410         48,629
                                                      -----------    -----------

Total liabilities                                       1,388,763      1,087,502

Partners' capital                                      25,615,494     28,994,645
                                                      -----------    -----------

Total liabilities and partners' capital               $27,004,257    $30,082,147
                                                      ===========    ===========


* Reclassified for comparative purposes.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                           Year Ended March 31,
                                                -----------------------------------------
                                                   2003           2002            2001
                                                -----------    -----------    -----------
Revenues

Interest income                                 $    13,751    $    58,353    $   161,204
                                                -----------    -----------    -----------
Expenses

Administrative and management                       114,727        105,301        245,743
Administrative and management-related parties       448,976        453,977        462,472
                                                -----------    -----------    -----------

Total expenses                                      563,703        559,278        708,215
                                                -----------    -----------    -----------

Loss from operations                               (549,952)      (500,925)      (547,011)

Equity in loss of subsidiary partnerships        (2,829,199)    (2,805,537)    (3,226,655)
                                                -----------    -----------    -----------

Net loss                                        $(3,379,151)   $(3,306,462)   $(3,773,666)
                                                ===========    ===========    ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Year Ended March 31,
                                                      -----------------------------------------
                                                         2003           2002*           2001
                                                      -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                              $(3,379,151)   $(3,306,462)   $(3,773,666)
                                                      -----------    -----------    -----------

Adjustments to reconcile net loss
   to net cash (used in) provided by operating activities:

Equity in loss of subsidiary partnerships               2,829,199      2,805,537      3,226,655
(Increase) decrease in other assets                      (194,420)       493,009        492,651
Increase in liabilities:
Due to general partner and affiliates                     299,480        166,318        400,234
Other liabilities                                           1,781          1,042          7,496
                                                      -----------    -----------    -----------

Total adjustments                                       2,936,040      3,465,906      4,127,036
                                                      -----------    -----------    -----------

Net cash (used in) provided by operating activities      (443,111)       159,444        353,370
                                                      -----------    -----------    -----------

Cash flows from investing activities:

Decrease in investments available for sale                      0              0      3,100,000
Decrease (increase) in cash held in escrow                126,324       (245,958)       133,799
Increase (decrease) in investments in subsidiary
  partnerships                                             22,408     (1,204,157)    (1,915,793)
                                                      -----------    -----------    -----------

Net cash provided by (used in) investing activities       148,732     (1,450,115)     1,318,006
                                                      -----------    -----------    -----------

Net (decrease) increase in cash and cash
  equivalents                                            (294,379)    (1,290,671)     1,671,376

Cash and cash equivalents, beginning of year            1,509,840      2,800,511      1,129,135
                                                      -----------    -----------    -----------

Cash and cash equivalents, end of year                $ 1,215,461    $ 1,509,840    $ 2,800,511
                                                      ===========    ===========    ===========


* Reclassified for comparative purposes.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2003




                                                            Initial Cost to Partnership   Cost Capitalized
                                                            ---------------------------    Subsequent to
                                                                          Buildings and     Acquisition:
    Description                              Encumbrances      Land       Improvements      Improvemets
-------------------                          ------------   -----------   -------------   ----------------
Apartment Complexes

BX-8A Team Associates, L.P.                  $  1,829,044   $     5,467   $   2,667,819   $        311,594
  Bronx, NY
Westminster Park Plaza                          7,783,379     1,197,697       8,093,774          1,939,639
  Los Angeles, CA
Fawcett Street Limited Partnership              2,011,712       390,654       4,247,465            188,181
  Tacoma, WA
Figueroa Senior Housing Limited Partnership     3,009,313       279,000       4,978,250            540,817
  Los Angeles, CA
NNPHI Senior Housing Limited Partnership        3,930,208       709,657       6,135,419            346,094
  Los Angeles, CA
Belmont/McBride Apartments                      2,848,672       154,934       5,627,693          2,512,963
  Limited Partnership
  Paterson, NJ
Sojourner Douglass, L.P.                        1,977,352       141,297       2,573,950            112,727
  Paterson, NJ
New Zion Apartments Limited Partnership         1,034,853        20,000       2,688,770             76,839
  Shreveport, LA
Bakery Village Urban Renewal                    4,580,003        50,000      14,912,416          2,731,224
  Associates, L.P.
  Montclair, NJ
Marlton Housing Partnership, L.P.               1,849,000         2,648       1,547,121          1,735,719
  Philadelphia, PA
GP Kaneohe Limited Partnership                  1,984,232             0       3,306,828             43,110
  Kaneohe, HI
KSD Village Apartments, Phase II Ltd.             415,053             0         887,539             29,870
  Danville, KY
Kanisa Apartments Ltd.                          1,408,217       106,592       4,846,543            102,813
  Fayette County, KY
Guymon Housing Partners, L.P.                   1,739,968        84,918       4,238,907            739,965
  Guymon, OK
                                             ------------   -----------   -------------   ----------------

                                             $ 36,401,006   $ 3,142,864   $  66,752,494   $     11,411,555
                                             ============   ===========   =============   ================

                                             Gross Amount at which Carried At Close of Period
                                             ------------------------------------------------
                                                            Buildings and                   Accumulated
    Description                                  Land       Improvements        Total       Depreciation
-------------------                          ------------   -------------   -------------   ------------
Apartment Complexes

BX-8A Team Associates, L.P.                  $     11,579   $   2,973,301   $   2,984,880   $    706,605
  Bronx, NY
Westminster Park Plaza                          1,292,427       9,938,683      11,231,110      1,582,355
  Los Angeles, CA
Fawcett Street Limited Partnership                396,383       4,429,917       4,826,300      1,031,183
  Tacoma, WA
Figueroa Senior Housing Limited Partnership       291,377       5,506,690       5,798,067      1,053,545
  Los Angeles, CA
NNPHI Senior Housing Limited Partnership          715,387       6,475,783       7,191,170      1,085,218
  Los Angeles, CA
Belmont/McBride Apartments                        182,633       8,112,957       8,295,590      1,339,327
  Limited Partnership
  Paterson, NJ
Sojourner Douglass, L.P.                          143,996       2,683,978       2,827,974        572,004
  Paterson, NJ
New Zion Apartments Limited Partnership            22,699       2,762,910       2,785,609        599,018
  Shreveport, LA
Bakery Village Urban Renewal                       52,699      17,640,941      17,693,640      2,011,812
  Associates, L.P.
  Montclair, NJ
Marlton Housing Partnership, L.P.                   4,355       3,281,133       3,285,488        310,185
  Philadelphia, PA
GP Kaneohe Limited Partnership                        613       3,349,325       3,349,938        349,654
  Kaneohe, HI
KSD Village Apartments, Phase II Ltd.                 612         916,796         917,408         92,808
  Danville, KY
Kanisa Apartments Ltd.                            107,205       4,948,743       5,055,948        433,364
  Fayette County, KY
Guymon Housing Partners, L.P.                      85,531       4,978,260       5,063,791        748,121
  Guymon, OK
                                             ------------   -------------   -------------   ------------

                                             $  3,307,496   $  77,999,417   $  81,306,913   $ 11,915,199
                                             ============   =============   =============   ============
                                                                               Life on which
                                                                              Depreciation in
                                                Year of                        Latest Income
                                              Construction/       Date         Statements are
    Description                                Renovation       Acquired        Computed (a)
-------------------                           -------------   -------------   ---------------
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2003

                                               Cost of Property and Equipment                    Accumulated Depreciation
                                         -------------------------------------------   ------------------------------------------
                                                                            Year Ended March 31,
                                         ----------------------------------------------------------------------------------------
                                             2002            2001           2000           2002           2001           2000
                                         ------------    ------------   ------------   ------------   ------------   ------------
Balance at beginning of year             $ 81,381,851    $ 80,299,731   $ 79,028,996   $  9,458,063   $  7,000,352   $  4,577,654
(Adjustment to) additions during year:
Land, building and improvements               (74,938)      1,082,120      1,270,735
Depreciation expense                                                                      2,457,136      2,457,711      2,422,698
                                         ------------    ------------   ------------   ------------   ------------   ------------
Balance at close of year                 $ 81,306,913    $ 81,381,851   $ 80,299,731   $ 11,915,199   $  9,458,063   $  7,000,352
                                         ============    ============   ============   ============   ============   ============


At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.