Form 10-Q
period 2003-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2003-08-04
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                         Commission File Number 33-89968


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                              13-3809869
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                                10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                      -----  -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets

                                                   ============    ============
                                                     June 30,        March 31,
                                                       2003            2003
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS

Property and equipment - at cost,
  net of accumulated depreciation
  of $12,525,909 and $11,915,199,
  respectively                                     $ 68,782,731    $ 69,391,714
Cash and cash equivalents                             1,967,356       2,037,966
Cash held in escrow                                   3,137,932       2,961,291
Deferred costs, net of accumulated
  amortization of $423,305 and
  $401,523, respectively                                755,811         777,593
Other assets                                            608,721         492,936
                                                   ------------    ------------
Total assets                                       $ 75,252,551    $ 75,661,500
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (continued)

                                                   ============    ============
                                                     June 30,        March 31,
                                                       2003            2003
                                                   ------------    ------------
                                                   (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                           $ 36,137,485    $ 36,401,006
  Accounts payable and other
   liabilities                                        8,060,755       7,429,413
  Due to local general partners and
   affiliates                                         2,479,441       2,583,149
  Due to general partner and affiliates               1,788,680       1,680,574
                                                   ------------    ------------
Total liabilities                                    48,466,361      48,094,142
                                                   ------------    ------------

Minority interest                                     1,947,143       1,951,864
                                                   ------------    ------------

Partners' capital (deficit):
  Limited partners (45,844 BACs
   issued and outstanding)                           24,998,190      25,766,873
  General partner                                      (159,143)       (151,379)
                                                   ------------    ------------
Total partners' capital (deficit)                    24,839,047      25,615,494
                                                   ------------    ------------
Total liabilities and partners'
  capital (deficit)                                $ 75,252,551    $ 75,661,500
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                  =============================
                                                        Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                     2003               2002
                                                  -----------------------------
Revenues
Rental income                                     $ 1,455,707       $ 1,385,664
Other income (principally interest
  income)                                              46,957            51,925
                                                  -----------       -----------
Total revenues                                      1,502,664         1,437,589
                                                  -----------       -----------

Expenses
General and administrative                            381,743           396,277
General and administrative -
  related parties                                     159,391           147,477
Repairs and maintenance                               238,393           219,407
Operating                                             195,182           169,571
Taxes                                                  48,487            44,952
Insurance                                              86,192            62,500
Interest                                              541,952           560,975
Depreciation and amortization                         632,492           606,518
                                                  -----------       -----------
Total expenses                                      2,283,832         2,207,677
                                                  -----------       -----------

Loss before minority interest                        (781,168)         (770,088)
Minority interest in loss of
  subsidiary partnerships                               4,721             8,216
                                                  -----------       -----------
Net loss                                          $  (776,447)      $  (761,872)
                                                  ===========       ===========

Net loss - limited partners                       $  (768,683)      $  (754,253)
                                                  ===========       ===========

Number of BACs outstanding                             45,844            45,844
                                                  ===========       ===========

Net loss per BAC                                  $    (16.77)      $    (16.45)
                                                  ===========       ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
            Consolidated Condensed Statement of Changes in Partners'
                                Capital (Deficit)
                    For the Three Months Ended June 30, 2003
                                   (Unaudited)

                               ================================================
                                                   Limited           General
                                  Total            Partners          Partner
                               ------------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2003                $ 25,615,494      $ 25,766,873      $   (151,379)

Net loss                           (776,447)         (768,683)           (7,764)
                               ------------      ------------      ------------

Partners' capital
  (deficit) -
  June 30, 2003                $ 24,839,047      $ 24,998,190      $   (159,143)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2003             2002*
                                                   ----------------------------
Cash flows from operating activities:
Net loss                                           $  (776,447)     $  (761,872)
                                                   -----------      -----------
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
Depreciation and amortization                          632,492          606,518
Minority interest in loss of
  subsidiary partnerships                               (4,721)          (8,216)
Increase in cash held in escrow                       (193,854)        (108,372)
Increase in other assets                              (115,785)         (46,880)
Increase in accounts payable
  and other liabilities                                631,342          337,594
Increase in due to local general
  partners and affiliates                               11,904                0
Decrease in due to local general
  partners and affiliates                               (5,516)         (24,999)
Increase in due to general
  partner and affiliates                               108,106          100,943
                                                   -----------      -----------
  Total adjustments                                  1,063,968          856,588
                                                   -----------      -----------

Net cash provided by operating
  activities                                           287,521           94,716
                                                   -----------      -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2003             2002*
                                                   ----------------------------

Cash flows from investing activities:
Increase in property and equipment                      (1,727)          (4,726)
Decrease (increase) in cash held
  in escrow                                             17,213          (92,204)
Increase in due to local general
  partners and affiliates                                   98          120,797
Decrease in due to local general
  partners and affiliates                             (110,194)        (280,325)
                                                   -----------      -----------
Net cash used in investing activities                  (94,610)        (256,458)
                                                   -----------      -----------

Cash flows from financing activities:
Repayments of mortgage notes                          (263,521)         (78,307)
                                                   -----------      -----------
Net cash used in financing
  activities                                          (263,521)         (78,307)
                                                   -----------      -----------

Net decrease in cash and cash
  equivalents                                          (70,610)        (240,049)
Cash and cash equivalents at
  beginning of period                                2,037,966        2,461,056
                                                   -----------      -----------
Cash and cash equivalents at
  end of period                                    $ 1,967,356      $ 2,221,007
                                                   ===========      ===========


* Reclassified for comparative purposes.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $3,000 and $2,000 for the three months ended June 30, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2003.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2003 and its results of operations and its cash flows for the three months ended June 30, 2003 and 2002. However, the operating results for the three months ended June 30, 2003 may not be indicative of the results for the entire year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2003 and 2002 were as follows:

                                                            Three Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            2003          2002
                                                          ----------------------
Partnership management fees (a)                           $ 84,280      $ 84,280
Expense reimbursement (b)                                   35,881        27,761
Local administrative fee (c)                                13,000        12,000
                                                          --------      --------
Total general and administrative-
  General Partner                                          133,161       124,041
                                                          --------      --------
Property management fees incurred
  to affiliates of the subsidiary partner-
  ships' general partners (d)                               26,230        23,436
                                                          --------      --------
Total general and administrative -
  related parties                                         $159,391      $147,477
                                                          ========      ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)


approximately $1,377,000 and $1,292,000 were accrued and unpaid as of June 30, 2003 and March 31, 2003, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $91,785 and $89,047 for the three months ended June 30, 2003 and 2002, respectively. Of these fees, $26,230 and $23,436 were incurred to affiliates of the subsidiary partnerships' general partners.

Note 3 - New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The Partnership is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements and will complete its assessment by September 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)


circumstances) in the Consolidated Condensed Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

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

As of June 30, 2003, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,593,000 remains to be paid to the Local Partnerships (including approximately $615,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the three months ended June 30, 2003, no payments were made to the Local Partnerships.

For the three months ended June 30, 2003, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased by approximately $71,000. This decrease was due to an increase in property and equipment ($2,000), principal reduction of mortgage notes ($264,000), a net decrease in due to local general partners and affiliates relating to investing activities ($110,000) which exceeded cash provided by operating activities ($288,000) and a decrease in cash held in escrow relating to investing activities ($17,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $632,000.

At June 30, 2003, there is approximately $223,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The tax credits will be attached to the property for a period of ten years, and will be transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements which are include in the Partnership's annual report on Form 10-K for the year ended March 31, 2003.

a)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation  are  eliminated  from  the  assets  and  accumulated  depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

b)  Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31.

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The Partnership is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements and will complete its assessment by September 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

The results of operations for the three months ended June 30, 2003 and 2002 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 5% for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to rental rate increases.

Total expenses, excluding operating and insurance, remained fairly consistent, with an increase of approximately 3% for the three months ended June 30, 2003 as compared to the corresponding period in 2002.

Operating expenses increased approximately $26,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to an increase in fuel costs at the Local Partnerships.

Insurance expense increased approximately $24,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to increases in insurance premiums at the Local Partnerships.

Item 3. Quantitative  and  Qualitative  Disclosures  about
Market Risk

None

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C., which is the general partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), have evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended June 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting .

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

               (10A) Form of Subscription Agreement (attached to the Prospectus as Exhibit B)*

               (10B) Form of Escrow Agreement between the Partnership and the Escrow Agent**

               (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests**

               (10D)  Form  of  Amended  and   Restated   Agreement  of  Limited
Partnership of Local Partnerships**

               31.1 Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

               32.1 Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

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

Date:  August 4, 2003

                            By: /s/ Alan P. Hirmes
                                ------------------
                                 Alan P. Hirmes,
                                President and Member
                                (principal executive and financial officer)

Date:  August 4, 2003

                            By: /s/ Glenn F. Hopps
                                ------------------
                                Glenn F. Hopps,
                                Treasurer
                                (principal accounting officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2003 of the Partnership;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rues 13a-15(f) and 15d-15(f)) for the Partnership and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.


         Date: August 4, 2003
               ---------------

                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes
                                         Chief Executive Officer and
                                         Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/Alan P. Hirmes
     -----------------
     Alan P. Hirmes
     Principal  Executive Officer and Principal  Financial Officer
     August 4, 2003