Form 10-Q
period 2003-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2003-10-31
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT TO SECTION  13 OR 15(d)  OF THE  SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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


Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                            ------  ------

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes      No  X
                                      ------  ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets


                                                    ============    ============
                                                    September 30,     March 31,
                                                        2003            2003
                                                    ------------    ------------
                                                    (Unaudited)
ASSETS

Property and equipment - at cost,
  net of accumulated depreciation
  of $13,138,619 and $11,915,199,
  respectively                                      $68,168,294     $69,391,714
Cash and cash equivalents                             1,878,128       2,037,966
Cash held in escrow                                   3,312,350       2,961,291
Deferred costs, net of accumulated
  amortization of $445,186 and
  $401,523, respectively                                733,930         777,593
Other assets                                            507,674         492,936
                                                    -----------     -----------
Total assets                                        $74,600,376     $75,661,500
                                                    ===========     ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (continued)

                                                    ============    ============
                                                    September 30,     March 31,
                                                        2003            2003
                                                    ------------    ------------
                                                    (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                            $ 35,979,328    $ 36,401,006
  Accounts payable and other
   liabilities                                         8,279,136       7,429,413
  Due to local general partners and
   affiliates                                          2,408,641       2,583,149
  Due to general partner and affiliates                1,912,017       1,680,574
                                                    ------------    ------------
Total liabilities                                     48,579,122      48,094,142
                                                    ------------    ------------

Minority interest                                      1,938,772       1,951,864
                                                    ------------    ------------

Partners' capital (deficit):
  Limited partners (45,844 BACs
   issued and outstanding)                            24,249,191      25,766,873
  General partner                                       (166,709)       (151,379)
                                                    ------------    ------------
Total partners' capital (deficit)                     24,082,482      25,615,494
                                                    ------------    ------------
Total liabilities and partners'
  capital (deficit)                                 $ 74,600,376    $ 75,661,500
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)


                       ==========================    ===========================
                          Three Months Ended               Six Months Ended
                              September 30,                  September 30,
                       --------------------------    ---------------------------
                           2003          2002*           2003           2002*
                       --------------------------    ---------------------------




Revenues
Rental income          $1,443,323     $1,381,467     $ 2,899,030    $ 2,767,131
Other income
  (principally
  interest income)         51,087         51,958          98,044        103,883
                       ----------     ----------     -----------    -----------
Total revenues          1,494,410      1,433,425       2,997,074      2,871,014
                       ----------     ----------     -----------    -----------

Expenses
General and
  administrative          398,969        358,356         780,712        751,799
General and
  administrative-
  related parties         163,330        148,181         322,721        298,492
Repairs and
  maintenance             251,559        252,908         489,952        472,315
Operating                 152,589        159,643         347,771        329,214
Taxes                      41,563         38,987          90,050         83,939
Insurance                  76,662         52,263         162,854        114,763
Interest                  540,083        521,318       1,082,035      1,082,293
Depreciation and
  amortization            634,591        663,967       1,267,083      1,270,485
                       ----------     ----------     -----------    -----------
Total expenses          2,259,346      2,195,623       4,543,178      4,403,300
                       ----------     ----------     -----------    -----------

Loss before
  minority
  interest               (764,936)      (762,198)     (1,546,104)    (1,532,286)
Minority interest in
  loss of subsidiary
  partnerships              8,371          7,722          13,092         15,938
                       ----------     ----------     -----------    -----------
Net loss               $ (756,565)    $ (754,476)    $(1,533,012)   $(1,516,348)
                       ==========     ==========     ===========    ===========

Net loss - limited
  partners             $ (748,999)    $ (746,932)    $(1,517,682)   $(1,501,185)
                       ==========     ==========     ===========    ===========

Number of BACs
  outstanding              45,844         45,844          45,844         45,844
                       ==========     ==========     ===========    ===========

Net loss per BAC       $   (16.34)    $   (16.29)    $    (33.11)   $    (32.75)
                       ==========     ==========     ===========    ===========



* Reclassified for comparative purposes.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
            Consolidated Condensed Statement of Changes in Partners'
                                Capital (Deficit)
                   For the Six Months Ended September 30, 2003
                                   (Unaudited)

                                 ===========================================
                                                 Limited          General
                                    Total        Partners         Partner
                                 -------------------------------------------
Partners' capital
  (deficit) - April 1,
  2003                           $25,615,494    $25,766,873      $ (151,379)

Net loss                          (1,533,012)    (1,517,682)        (15,330)
                                 -----------    -----------      ----------

Partners' capital
  (deficit) -
September 30, 2003               $24,082,482    $24,249,191      $  (166,709)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                   =============================
                                                          Six Months Ended
                                                            September 30,
                                                   -----------------------------
                                                      2003              2002
                                                   -----------------------------
Cash flows from operating activities:
Net loss                                           $(1,533,012)     $(1,516,348)
                                                   -----------       -----------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                        1,267,083        1,270,485
Minority interest in loss of
  subsidiary partnerships                              (13,092)         (15,938)
Increase in cash held in escrow                       (321,861)        (334,590)
Increase in other assets                               (14,738)        (171,524)
Increase in accounts payable
  and other liabilities                                849,723          495,702
Increase in due to local general
  partners and affiliates                               11,536           17,833
Decrease in due to local general
  partners and affiliates                               (4,266)         (15,082)
Increase in due to general partner
  and affiliates                                       231,443          243,466
                                                   -----------      -----------
  Total adjustments                                  2,005,828        1,490,352
                                                   -----------      -----------

Net cash provided by (used in)
  operating activities                                 472,816          (25,996)
                                                   -----------      -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                   =============================
                                                          Six Months Ended
                                                            September 30,
                                                   -----------------------------
                                                      2003              2002
                                                   -----------------------------

Cash flows from investing activities:
Increase in property and equipment                           0           (3,453)
Increase in cash held in escrow                        (29,198)               0
Increase in due to local general
  partners and affiliates                                   98          120,797
Decrease in due to local general
  partners and affiliates                             (181,876)        (280,325)
                                                   -----------      -----------
Net cash used in investing activities                 (210,976)        (162,981)
                                                   -----------      -----------

Cash flows from financing activities:
Repayments of mortgage notes                          (421,678)        (107,275)
                                                   -----------      -----------
Net cash used in financing
  activities                                          (421,678)        (107,275)
                                                   -----------      -----------

Net decrease in cash and cash
  equivalents                                         (159,838)        (296,252)
Cash and cash equivalents at
  beginning of period                                2,037,966        2,461,056
                                                   -----------      -----------
Cash and cash equivalents at
  end of period                                    $ 1,878,128      $ 2,164,804
                                                   ===========      ===========





The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $2,000, $3,000 and $4,000 for the three and six months ended September 30, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)


Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2003.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2003, its results of operations for the three and six months ended September 30, 2003 and 2002 and its cash flows for the six months ended September 30, 2003 and 2002. However, the operating results for the six months ended September 30, 2003 may not be indicative of the results for the entire year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2003 and 2002 were as follows:

                       ==========================    ===========================
                          Three Months Ended               Six Months Ended
                              September 30,                  September 30,
                       --------------------------    ---------------------------
                           2003          2002*           2003           2002*
                       --------------------------    ---------------------------

Partnership manage-
  ment fees (a)        $  84,280      $  84,280      $  168,560     $  168,560
Expense reimburse-
  ment (b)                40,358         29,163          76,239         56,924
Local administrative
  fee (c)                 13,000         12,000          26,000         24,000
                       ---------      ---------      ----------     ----------
Total general and
  administrative-
General Partner          137,638        125,443         270,799        249,484
                       ---------      ---------      ----------     ----------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)            25,692         22,738          51,922         49,008
                       ---------      ---------      ----------     ----------
Total general and
  administrative-
related parties        $ 163,330      $ 148,181      $  322,721     $  298,492
                       =========      =========      ==========     ==========



* Reclassified for comparative purposes.

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,461,000 and $1,292,000 were accrued and unpaid as of September 30, 2003 and March 31, 2003, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $85,360, $78,510, $177,145 and $167,557 for the three and six months ended
September 30, 2003 and 2002, respectively. Of these fees, $25,692, $22,738, $51,922 and $49,008 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

The Partnership has not created any variable interest entities after January 31, 2003. The adoption of FIN 46 is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Condensed Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

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

As of September 30, 2003, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,413,000 remains to be paid to the Local Partnerships (including approximately $615,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the six months ended September 30, 2003, approximately $180,000 was paid to the Local Partnerships (none of which was released from escrow).

For the six months ended September 30, 2003, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased approximately $160,000. This decrease was due to an increase in cash held in escrow relating to investing activities ($29,000), a net decrease in due to local general partners relating to investing activities ($182,000) and repayment of mortgage notes ($422,000) which exceeded cash provided by operating activities ($473,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $1,267,000.

At September 30, 2003, there is approximately $219,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. During the six months ended September 30, 2003, there have been no cash distributions received from the Local Partnerships.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in fourteen Local Partnerships, all of which have their tax credits in place, and are expected to begin expiring in 2006. The tax credits will be attached to the project for a period of ten years, and will be transferable with the property during the remainder of such ten-year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The adoption of FIN 46 is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

The results of operations for the three and six months ended September 30, 2003 and 2002 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% and 5% for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to rental rate increases.

Total expenses, excluding general and administrative, general and administrative-related parties and insurance, remained fairly consistent, with a decrease of approximately 1% and an increase of approximately 1% for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002.

General and administrative expense increased approximately $41,000 for the three months ended September 30, 2003 as compared to the corresponding period in 2002, primarily due to increased legal fees associated with a mortgage refinancing at one Local Partnership and an increase in bad debt expense at a second Local Partnership.

General and administrative-related parties expense increased $15,000 and $24,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to increased asset management fees due to more site visits during the year.

Insurance expense increased approximately $24,000 and $48,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to increases in insurance premiums at the Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C., which is the general partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), have evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended September 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
                                  (Registrant)


                          By: RELATED INDEPENDENCE L.L.C.,
                              General Partner

Date:  October 31, 2003

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  President and Member
                                  (Chief Executive and Financial Officer)

Date:  October 31, 2003

                              By: /s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (Principal Accounting Officer)

                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) or RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of the Partnership;

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

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: October 31, 2003
               ----------------

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes
                                  Chief Executive Officer and
                                  Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By: /s/Alan P. Hirmes
    -----------------
    Alan P. Hirmes
    Chief Executive Officer and Chief Financial Officer
    October 31, 2003