Form 10-Q
period 2003-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2004-02-06
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                         Commission File Number 33-89968


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             13-3809869
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                 10022
---------------------------------------                           --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                             -------  -------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes       No   X
   -------  -------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets

                                                   ============    ============
                                                   December 31,       March 31,
                                                       2003             2003
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS

Property and equipment - at cost,
  net of accumulated depreciation
  of $13,756,328 and $11,915,199,
  respectively                                     $ 67,559,449    $ 69,391,714
Cash and cash equivalents                             1,810,863       2,037,966
Cash held in escrow                                   3,350,967       2,961,291
Deferred costs, net of accumulated
  amortization of $468,453 and
  $401,523, respectively                                710,663         777,593
Other assets                                            598,437         492,936
                                                   ------------    ------------
Total assets                                       $ 74,030,379    $ 75,661,500
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (continued)

                                                   ============    ============
                                                   December 31,       March 31,
                                                       2003             2003
                                                   ------------    ------------
                                                   (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                           $ 35,882,730    $ 36,401,006
  Accounts payable and other
   liabilities                                        8,525,820       7,429,413
  Due to local general partners and
   affiliates                                         2,338,389       2,583,149
  Due to general partner and affiliates               1,989,326       1,680,574
                                                   ------------    ------------
Total liabilities                                    48,736,265      48,094,142
                                                   ------------    ------------

Minority interest                                     1,930,447       1,951,864
                                                   ------------    ------------

Partners' capital (deficit):
  Limited partners (45,844 BACs
   issued and outstanding)                           23,537,564      25,766,873
  General partner                                      (173,897)       (151,379)
                                                   ------------    ------------
Total partners' capital (deficit)                    23,363,667      25,615,494
                                                   ------------    ------------
Total liabilities and partners'
  capital (deficit)                                $ 74,030,379    $ 75,661,500
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                        ===========================     ===========================
                             Three Months Ended               Nine Months Ended
                                December 31,                    December 31,
                        ---------------------------     ---------------------------
                           2003            2002*           2003            2002*
                        ---------------------------     ---------------------------
Revenues
Rental income           $ 1,420,070     $ 1,405,711     $ 4,319,100     $ 4,172,842
Other income
  (principally
  interest)                  43,031          52,637         141,075         156,520
                        -----------     -----------     -----------     -----------
Total revenues            1,463,101       1,458,348       4,460,175       4,329,362
                        -----------     -----------     -----------     -----------

Expenses
General and
  administrative            320,978         362,430       1,101,690       1,114,229
General and
  administrative-
  related parties           155,127         147,554         477,848         446,046
Repairs and
  maintenance               274,389         229,055         764,341         701,370
Operating                   160,324         166,191         508,095         495,405
Taxes                        38,082          37,388         128,132         121,327
Insurance                   102,846          75,015         265,700         189,778
Interest                    497,519         539,316       1,579,554       1,621,609
Depreciation and
  amortization              640,976         635,540       1,908,059       1,906,025
                        -----------     -----------     -----------     -----------
Total expenses            2,190,241       2,192,489       6,733,419       6,595,789
                        -----------     -----------     -----------     -----------

Loss before
  minority
  interest                 (727,140)       (734,141)     (2,273,244)     (2,266,427)
Minority interest in
  loss of subsidiary
  partnerships                8,325           2,572          21,417          18,510
                        -----------     -----------     -----------     -----------
Net loss                $  (718,815)    $  (731,569)    $(2,251,827)    $(2,247,917)
                        ===========     ===========     ===========     ===========

Net loss - limited
  partners              $  (711,627)    $  (724,253)    $(2,229,309)    $(2,225,438)
                        ===========     ===========     ===========     ===========

Number of BACs
  outstanding                45,844          45,844          45,844          45,844
                        ===========     ===========     ===========     ===========

Net loss per BAC        $    (15.52)    $    (15.79)    $    (48.63)    $    (48.54)
                        ===========     ===========     ===========     ===========

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
            Consolidated Condensed Statement of Changes in Partners'
                                Capital (Deficit)
                   For the Nine Months Ended December 31, 2003
                                   (Unaudited)

                             ============================================
                                               Limited          General
                                Total          Partners         Partner
                             --------------------------------------------
Partners' capital
  (deficit) - April 1,

  2003                       $ 25,615,494    $ 25,766,873    $   (151,379)

Net loss                       (2,251,827)     (2,229,309)        (22,518)
                             ------------    ------------    ------------
Partners' capital
  (deficit) -
December 31, 2003            $ 23,363,667    $ 23,537,564    $   (173,897)
                             ============    ============    ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                    ==========================
                                                         Nine Months Ended
                                                            December 31,
                                                    --------------------------
                                                       2003            2002
                                                    --------------------------
Cash flows from operating activities:
Net loss                                            $(2,251,827)   $(2,247,917)
                                                    -----------    -----------
Adjustments to reconcile net loss
  to net cash provided by (used in)
   operating activities:
Depreciation and amortization                         1,908,059      1,906,025
Minority interest in loss of
  subsidiary partnerships                               (21,417)       (18,510)
Increase in cash held in escrow                        (330,802)      (362,072)
Increase in other assets                               (105,501)      (216,315)
Increase in accounts payable
  and other liabilities                               1,096,407        691,771
Increase in due to local general
  partners and affiliates                                11,536              0
Decrease in due to local general
  partners and affiliates                                (4,266)       (39,770)
Increase in due to general
  partner and affiliates                                308,752        216,877
                                                    -----------    -----------
  Total adjustments                                   2,862,768      2,178,006
                                                    -----------    -----------

Net cash provided by (used in)
  operating activities                                  610,941        (69,911)
                                                    -----------    -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                    ==========================
                                                         Nine Months Ended
                                                            December 31,
                                                    --------------------------
                                                       2003            2002
                                                    --------------------------

Cash flows from investing activities:
Increase in property and equipment                       (8,864)        (5,181)
Increase in cash held in escrow                         (58,874)             0
Increase in due to local general
  partners and affiliates                                    98        120,797
Decrease in due to local general
  partners and affiliates                              (252,128)      (318,173)
                                                    -----------    -----------
Net cash used in investing activities                  (319,768)      (202,557)
                                                    -----------    -----------

Cash flows from financing activities:
Principal reduction of mortgage notes                  (518,276)      (156,509)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                           0       (123,278)
                                                    -----------    -----------
Net cash used in financing
  activities                                           (518,276)      (279,787)
                                                    -----------    -----------

Net decrease in cash and cash
  equivalents                                          (227,103)      (552,255)
Cash and cash equivalents at
  beginning of period                                 2,037,966      2,461,056
                                                    -----------    -----------
Cash and cash equivalents at
  end of period                                     $ 1,810,863    $ 1,908,801
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for
  interest                                          $   661,505    $   907,549
                                                    ===========    ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2003
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $2,000 and $1,000, $5,000 and $5,000 for the three and nine months ended December 31, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2003
                                   (Unaudited)


partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2003.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2003, its results of operations for the three and nine months ended December 31, 2003 and 2002 and its cash flows for the nine months ended December 31, 2003 and 2002. However, the operating results for the nine months ended December 31, 2003 may not be indicative of the results for the entire year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2003
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2003 and 2002 were as follows:

                            Three Months Ended     Nine Months Ended
                                 December 31,         December 31,
                            -------------------   -------------------
                              2003       2002*      2003       2002*
                            -------------------   -------------------
Partnership manage-
  ment fees (a)             $ 84,280   $ 84,280   $252,840   $252,840
Expense reimburse-
  ment (b)                    31,706     26,027    107,945     82,951
Local administrative
  fee (c)                     13,000     12,000     39,000     36,000
                            --------   --------   --------   --------
Total general and
  administrative-
  General Partner            128,986    122,307    399,785    371,791
                            --------   --------   --------   --------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)                26,141     25,247     78,063     74,255
                            --------   --------   --------   --------
Total general and
  administrative-
  related parties           $155,127   $147,554   $477,848   $446,046
                            ========   ========   ========   ========

* Reclassified for comparative purposes.

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2003
                                   (Unaudited)


the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,545,000 and $1,292,000 were accrued and unpaid as of December 31, 2003 and March 31, 2003, respectively.

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

(c) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of $0 to $5,000 per year from each subsidiary partnership.

(d) Property management fees incurred by the Local Partnerships amounted to $89,662, $84,472, $266,807 and $252,029 for the three and nine months ended December 31, 2003 and 2002, respectively. Of these fees, $26,141, $25,247, $78,063 and $74,255 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were originally applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2003
                                   (Unaudited)


The adoption of FIN 46 and FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

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

As of December 31, 2003, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,413,000 remains to be paid to the Local Partnerships (including approximately $615,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the nine months ended December 31, 2003, approximately $180,000 was paid to the Local Partnerships (none of which was released from escrow).

For the nine months ended December 31, 2003, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased by approximately $227,000. This decrease was due to an increase in property and equipment ($9,000), principal reduction of mortgage notes ($518,000), an increase in cash held in escrow relating to investing activities ($59,000) and a net decrease in due to local general partners and affiliates relating to investing activities ($252,000) which exceeded cash provided by operating activities ($611,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $1,908,000.

At December 31, 2003, there is approximately $130,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. During the nine months ended December 31, 2003, there have been no cash distributions received from the Local Partnerships.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were originally applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 31, 2003 and 2002 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 1% and 4% for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, primarily due to rental rate increases.

Other income decreased approximately $10,000 and $15,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, primarily due to lower cash and cash equivalent balances earning interest at the Partnership level as well as decreases in interest earned on cash and cash equivalent balances due to a reduction in the interest rates at the Local Partnerships.

Total expenses, excluding repairs and maintenance and insurance, remained fairly consistent, with a decrease of approximately 2% and an increase of less than 1% for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002.

Repairs and maintenance expense increased approximately $45,000 for the three months ended December 31, 2003 as compared to the corresponding period in 2002, primarily due to tree trimming, fence replacement and the exterior of the property being pressure washed at one Local Partnership.

Insurance expense increased approximately $28,000 and $76,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, primarily due to increases in insurance premiums at the Local Partnerships.

Item 3.  Quantitative  and Qualitative  Disclosures  about
Market Risk

None

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C., which is the general partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), have evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended December 31, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes  in  Securities  and Use of  Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission  of  Matters  to a Vote of  Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (4) Form of Amended and Restated Agreement of Limited Partner-ship of the Partnership (attached to the Prospectus as Exhibit A)*

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

Date:  February 6, 2004

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President and Member
                                    (principal executive and financial officer)

Date:  February 6, 2004

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) or RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2003 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: February 6, 2004
               ----------------

                                    By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Chief Executive Officer and
                                        Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-Q for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/Alan P. Hirmes
     -----------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     February 6, 2004