Form 10-K
period 2004-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2004-06-14
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Mark One)

   X     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 33-89968

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-3809869
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

 625 Madison Avenue, New York, New York                               10022
----------------------------------------                       -----------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        -----  -----

       The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2003 was $24,249,000, based on Limited Partner equity as of such date.


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

                                     PART I

Item 1. Business.

General
-------

Independence Tax Credit Plus L.P. IV (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on February 22, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner"). On November 17, 2003, CharterMac, acquired Related Capital Company ("RCC"), which is the indirect parent of RCC Manager L.L.C, the managing member of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

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

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). As of March 31, 2004, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. The Partnership's investments in Local Partnerships represent from 98.99% to 99.89% interests except for one investment which is a 58.12% interest. As of March 31, 2004, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the
Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,405,000 remains to be paid to the Local Partnerships (including approximately $607,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. See Item 2, Properties, below.

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

Item 2. Properties.

As of March 31, 2004, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents
58.12% of the partnership interest in the subsidiary partnership (the other 41.86% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties may be found in Item 15. Schedule III .



                                                               Percentage of Units
Name and Location                                              Occupied  at  May 1,
                                                        --------------------------------
(Number of Units)                       Date Acquired   2004   2003   2002   2001   2000
-----------------                       -------------   ----   ----   ----   ----   ----

BX-8A Team Associates, L.P.             October 1995     98%    93%   100%    95%    95%
  Bronx, NY (41)

Westminster Park Plaza
  (a California Limited Partnership)    June 1996        98%    98%    99%    98%    96%
  Los Angeles, CA (130)

Fawcett Street Limited Partnership      June 1996        97%   100%    98%    98%    98%
  Tacoma, WA (60)

Figueroa Senior Housing                 November 1996    98%    98%   100%    99%    99%
  Limited Partnership
  Los Angeles, CA (66)

NNPHI Senior Housing                    December 1996    97%    99%   100%    99%   100%
  Limited Partnership
  Los Angeles, CA (75)

Belmont/McBride Apartments              January 1997    100%    98%    95%   100%    98%
  Limited Partnership
  Paterson, NJ (42)

Sojourner Douglass, L.P.                February 1997   100%   100%   100%    95%   100%
  Paterson, NJ (20)

New Zion Apartments                     October 1997     96%    95%    88%   100%    99%
  Limited Partnership
  Shreveport, LA (100)

Bakery Village Urban Renewal            December 1997    98%    99%   100%    99%   100%
  Associates, L.P.
  Montclair, NJ (125)

Marlton Housing Partnership, L.P.       May 1998         96%    92%   100%   100%   100%
  (a Pennsylvania limited partnership)
  Philadelphia, PA (25)

GP Kaneohe Limited Partnership          July 1999       100%   100%    98%   100%     0%*
  Kaneohe, HI (44)

KSD Village Apartments, Phase II, Ltd.  July 1999       100%    94%   88%     88%    75%
  Danville, KY (16)

Kanisa Apartments, Ltd.                 October 1999     86%    88%    86%    92%    92%
  Fayette County, KY (59)

Guymon Housing Partners, L.P.           December 1999    96%   100%   100%   100%    92%
  Guymon, OK (92)


* Project substantially completed but no certificate of occupancy received.

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

Real estate taxes are calculated using rates and assessed valuations determined by the township or city in which the property is located. Such taxes have approximated less than 1% of the aggregate cost of the properties as shown in
Schedule III included herein.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2004, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 3, 2004, the Partnership has approximately 2,520 registered holders of an aggregate of 45,844 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.

The Partnership has made no distributions to the BACs holders as of March 31, 2004. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                             Year Ended March 31,
                               -----------------------------------------------------------------------------
OPERATIONS                         2004            2003*            2002            2001            2000
----------                     ------------    ------------     ------------    ------------    ------------
Revenues                       $  5,869,146    $  5,799,931     $  5,691,878    $  5,848,287    $  5,318,859

Operating expenses               (8,956,621)     (9,213,437)      (9,032,990)     (9,641,822)     (8,505,735)
                               ------------    ------------     ------------    ------------    ------------

Loss before minority
  interest                       (3,087,475)     (3,413,506)      (3,341,112)     (3,793,535)     (3,186,876)

Minority interest in loss of
  subsidiary partnership             26,201          34,355           34,650          19,869           6,438
                               ------------    ------------     ------------    ------------    ------------


Net loss                       $ (3,061,274)   $ (3,379,151)    $ (3,306,462)   $ (3,773,666)   $ (3,180,438)
                               ============    ============     ============    ============    ============

Net loss per weighted
  average BAC                  $     (66.11)   $     (72.97)    $     (71.40)   $     (81.49)   $     (68.68)
                               ============    ============     ============    ============    ============


                                                             Year Ended March 31,
                               -----------------------------------------------------------------------------
FINANCIAL POSITION                 2004            2003             2002            2001            2000
------------------             ------------    ------------     ------------    ------------    ------------
Total assets                   $ 73,292,160    $ 75,661,500     $ 78,765,789    $ 80,941,604    $ 86,387,370
                               ============    ============     ============    ============    ============

Total liabilities              $ 48,812,277    $ 48,094,142     $ 47,526,993    $ 46,542,781    $ 48,314,082
                               ============    ============     ============    ============    ============


Minority interest              $  1,925,663    $  1,951,864     $  2,244,151    $  2,097,716    $  1,998,515
                               ============    ============     ============    ============    ============

Total partners' capital
  (deficit)                    $ 22,554,220    $ 25,615,494     $ 28,994,645    $ 32,301,107    $ 36,074,773
                               ============    ============     ============    ============    ============


* Reclassified for comparative purposes.

During the years ended March 31, 2004, 2003, 2002 and 2001, total assets decreased approximately $2,369,000, $3,104,000, $2,176,000 and $5,446,000 due to
depreciation and amortization and a reduction in cash and cash equivalents. During the year ended March 31, 2000, total assets increased primarily due to the proceeds from mortgage and construction loans which were utilized in the investment of Local Partnerships amounting to approximately $10,500,000. For the year ended March 31, 2000, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. For the years ended March 31, 2004, 2003, 2002 and 2001, property and equipment decreased approximately $2,358,000, $2,532,000, $1,376,000 and $1,152,000 primarily due to depreciation expense, and for the year ended March 31, 2000, property and equipment increased approximately $28,900,000. During the years ended March 31, 2004 and 2003, mortgage notes decreased approximately $89,000 and $339,000, respectively. During the years ended March 31, 2002, 2001 and 2000 mortgage notes increased approximately $79,000, $1,100,000 and $5,000,000, respectively.


                  Selected Quarterly Financial Data (Unaudited)

                                                   Quarter Ended
                        -----------------------------------------------------------------
OPERATIONS                June 30,       September 30,       December 31,      March 31,
                            2003             2003                2003            2004
-----------------       ------------     -------------       ------------     -----------
Revenues                $ 1,502,664        $ 1,494,410        $ 1,463,101     $ 1,408,971


Operating ex-
  penses                 (2,283,832)        (2,259,346)        (2,190,241)     (2,223,202)
                        -----------        -----------        -----------     -----------

Loss before mi-
  nority interest          (781,168)          (764,936)          (727,140)       (814,231)

Minority interest
  in loss of sub-
  sidiaries                   4,721              8,371              8,325           4,784
                        -----------        -----------        -----------     -----------


Net loss                $  (776,447)       $  (756,565)       $  (718,815)    $  (809,447)
                        ===========        ===========        ===========     ===========


Net loss per
  weighted aver-
  age BAC               $    (16.77)       $    (16.34)       $    (15.52)    $    (17.48)
                        ===========        ===========        ===========     ===========

                                                   Quarter Ended
                        -----------------------------------------------------------------
OPERATIONS                June 30,       September 30,       December 31,      March 31,
                            2002             2002*                2002            2003
-----------------       ------------     -------------       ------------     -----------

Revenues                $ 1,437,589        $ 1,433,425        $ 1,458,348     $ 1,470,569


Operating ex-
  penses                 (2,207,677)        (2,195,623)        (2,192,489)     (2,617,648)
                        -----------        -----------        -----------     -----------

Loss before mi-
  nority interest          (770,088)          (762,198)          (734,141)     (1,147,079)

Minority interest
  in loss of sub-
  sidiaries                   8,216              7,722              2,572          15,845
                        -----------        -----------        -----------     -----------


Net loss                $  (761,872)       $  (754,476)       $  (731,569)    $(1,131,234)
                        ===========        ===========        ===========     ===========

Net loss per
  weighted aver-
  age BAC               $    (16.45)       $    (16.29)       $    (15.79)    $    (24.44)
                        ===========        ===========        ===========     ===========


* Reclassified for comparative purposes.

Cash Distributions
------------------

The Partnership has made no distributions to the BACs holders as of March 31, 2004.

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

As of March 31, 2004, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,405,000 remains to be paid to the Local Partnerships (including approximately $607,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. During the year ended March 31, 2004, approximately $188,000 was paid to Local Partnerships, including purchase price adjustments. The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no such adjustments made during the year ended March 31, 2004.

For the year ended March 31, 2004, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased approximately ($307,000) due to the acquisition of property and equipment ($47,000), an increase in cash held in escrow relating to investing activities ($320,000), net proceeds and repayments of mortgage loans ($89,000) and a net decrease in due to local general partners and affiliated relating to investing activities ($481,000), which exceeded cash provided by operating activities ($630,000). Included in the adjustments to reconcile the net loss to cash provided by operations is depreciation and amortization of approximately $2,476,000.

A working capital reserve has been designated from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2004, approximately $110,000 of this reserve remained unused. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the year ended March 31, 2004, there were no distributions from Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty
Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2004 and 2003, the gross amounts of the Operating Deficit Guarantees aggregate approximately $1,897,000 and $2,159,000, respectively. As of March 31, 2004, $0 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately $1,630,000 and $1,292,000 were accrued and unpaid as of March 31, 2004 and 2003, respectively.

The Partnership has invested all of the net proceeds available for investment in fourteen Local Partnerships, of which all will generate tax credits in 2004. Due to increased market demand for investments in properties that were eligible to receive tax credits at the time the Partnership was investing its capital and limitations on the types of investments which may be obtained by the Partnership the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership have increased. As a result of these changes, management does not believe that the Partnership has been able to invest the proceeds available for investment in a manner which will enable the Partnership to achieve tax credits in the range of $140-150 for each $1,000 BAC each year in which the Partnership is receiving its full entitlement of tax credits.

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

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments as of March 31, 2004 to make future payments under its debt agreements and other contractual obligations.

                                    Less
                                    than          1 - 3         3 -5          More than
                     Total         1 Year         Years         Years          5 Years
                   -----------    --------      ----------     --------      -----------
Mortgage notes
   payable (a)     $36,312,132    $535,998      $1,082,869     $997,401      $33,695,864
                   ===========    ========      ==========     ========      ===========

(a) The mortgage loans are payable in aggregate monthly installments of approximately $128,000 including principal and interest with rates varying from 0% to 9.11% per annum and have maturity dates ranging from 2004 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents and leases, and are without further recourse.

Off Balance Sheet Arrangements
------------------------------

The Partnership has no off-balance sheet arrangements.

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

Through March 31, 2004, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

b)  Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31.

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were originally applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------

The net loss for the years ended March 31, 2004, 2003 and 2002 totaled $3,061,274, $3,379,151 and $3,306,462, respectively.

The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a property when the credit period for such property commenced. Because of the time required for the acquisition, completion and rent-up of properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,356,758 of Housing Tax Credits during each of the 2003, 2002 and 2001 tax years.

The Partnership's results of operations for the years ended March 31, 2004, 2003 and 2002 consisted primarily of the results of the Partnership's investment in fourteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

2004 vs. 2003
-------------

Rental income increased approximately 2% for the year ended March 31, 2004 as compared to the corresponding period ended March 31, 2003, primarily due to rental rate increases.

Other income decreased approximately $39,000 for the year ended March 31, 2004 as compared to the corresponding period ended March 31, 2003, primarily due to a decrease in interest earned on cash and equivalents due to smaller balances and lower interest rates at the Local Partnerships and at the Partnership level, as well as a decrease in interest earned on a capital installment at a Local Partnership.

Total expenses, excluding general and administrative, repairs and maintenance, taxes and insurance, remained fairly consistent with a decrease of approximately 4% for the year ended March 31, 2004 as compared to the corresponding period ended March 31, 2003.

General and administrative decreased approximately $270,000 for the year ended March 31, 2004 as compared to the corresponding period ended March 31, 2003, primarily due to one-time administrative incentive fees at two Local Partnerships in the prior year.

Repairs and maintenance increased approximately $101,000 for the year ended March 31, 2004 as compared to the corresponding period ended March 31, 2003, primarily due to tree trimming and fence replacement at one Local Partnership and roof and gate repairs at a second Local Partnership.

Taxes decreased approximately $44,000 for the year ended March 31, 2004 as compared to the corresponding period ended March 31, 2003, primarily due to a payment of back property taxes by one Local Partnership in the prior year.

Insurance increased approximately $72,000 for the year ended March 31, 2004 as compared to the corresponding period ended March 31, 2003, primarily due to increases in insurance premiums at the Local Partnerships.

2003 vs. 2002
-------------

Rental income increased approximately 3% for the year ended March 31, 2003 as compared to the corresponding period ended March 31, 2002, primarily due to rental rate increases.

Other income decreased approximately $52,000 for the year ended March 31, 2003 as compared to the corresponding period ended March 31, 2002, primarily due to a decrease in interest earned on cash and equivalents due to lower interest rates and smaller balances at the Local Partnerships and at the Partnership level.

Total expenses, excluding general and administrative, repairs and maintenance and taxes and insurance, remained fairly consistent with a decrease of approximately 2% for the year ended March 31, 2003 as compared to the corresponding period ended March 31, 2002.

General and administrative increased approximately $279,000 for the year ended March 31, 2003 as compared to the corresponding period ended March 31, 2002, primarily due to one-time administrative incentive fees at two Local Partnerships.

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

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The Partnership does not have any market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data.

                                                                                   Sequential
                                                                                      Page
                                                                                   ----------
(a) 1. Consolidated Financial Statements

       Report of Independent Registered Public Accounting Firm                          16

       Consolidated Balance Sheets at March 31, 2004 and 2003                           50

       Consolidated Statements of Operations for the Years Ended March 31, 2004,
       2003 and 2002                                                                    51

       Consolidated  Statements of Changes in Partners'  Capital  (Deficit) for the
       Years Ended March 31, 2004, 2003 and 2002                                        52

       Consolidated Statements of Cash Flows for the Years Ended March 31, 2004,
       2003 and 2002                                                                    53

       Notes to Consolidated Financial Statements                                       55

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



TO THE PARTNERS OF
INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES


         We have audited the accompanying consolidated balance sheets of INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES (a Delaware limited partnership) as of March 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the years ended March 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of fourteen, thirteen and thirteen subsidiary partnerships, whose losses aggregated $2,485,937, $2,801,465 and $2,718,128 for the years ended March 31, 2004, 2003 and 2002, respectively, and whose assets constituted 96% and 97% of consolidated assets at March 31, 2004 and 2003, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

         We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES as of March 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended March 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.



/s/ Friedman Alpren & Green LLP
Friedman Alpren & Green LLP
New York, New York
May 17, 2004

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
BX 8A Team Associates, L.P.

We have audited the accompanying balance sheet of BX 8A Team Associates, L.P. for the years ended December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX 8A Team Associates, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 3, 2004

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 8, 2003

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Westminster Park Plaza

We have audited the accompanying balance sheets of Westminster Park Plaza, L.P. as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Park Plaza, L.P. as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Sacramento, California
January 16, 2004

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 16, 2003

[LETTERHEAD OF MCDANIEL & HALLSTROM]

To the Partners
FAWCETT STREET LIMITED PARTNERSHIP
Tacoma, Washington

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McDaniel & Hallstrom, CPA's
Belfair, Washington
February 6, 2004

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

/s/ McDaniel & Hallstrom, CPA's
Belfair, Washington
February 1, 2003

[LETTERHEAD OF CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
Figueroa Senior Housing Limited Partnership
Los Angeles, California

I have audited the balance sheet of Figueroa Senior Housing Limited Partnership at December 31, 2003, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Figueroa Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership at December 31, 2003, and the results of its operations for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford Benn, CPA
February 12, 2004
Carson, California

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

/s/ Clifford Benn, CPA
February 27, 2002
Carson, California

[LETTERHEAD OF CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
NNPHI Senior Housing, L.P.
Los Angeles, California

I have audited the balance sheet of NNPHI Senior Housing, L.P. at December 31, 2003, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of NNPHI Senior Housing, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing, L.P. at December 31, 2003, and the results of its operations for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford Benn, CPA
February 14, 2004
Carson, California

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

/s/ Clifford Benn, CPA
January 31, 2002
Carson, California

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Belmont/McBride Apartments
Urban Renewal Associates Limited Partnership

We have audited the accompanying balance sheets of Belmont/McBride Apartments Urban Renewal Associates Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belmont/McBride Apartments Urban Renewal Associates Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 23, 2004

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 24, 2003

[LETTERHEAD OF COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2003, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2003 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2003 taken as a whole. The supplementary Schedules 1, 2 and 3 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2004 on our consideration of New Zion Apartments Limited Partnership's internal control, and on its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
Federal ID No. 72-0506596
Lead Auditor: Steven W. Hedgepeth
February 10, 2004

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

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
Federal ID No. 72-0506596
Lead Auditor: Steven W. Hedgepeth
February 8, 2002

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying balance sheets of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 3, 2004

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January, 17, 2002

[LETTERHEAD OF KOCH GROUP & COMPANY, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sojourner Douglas Urban Renewal Partnership, L.P.

We have audited the accompanying balance sheet of Sojourner Douglas Urban Renewal Partnership, L.P. (A Limited Partnership) as of December 31, 2003, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sojourner Douglas Urban Renewal Partnership, L.P. (A Limited Partnership) as of December 31, 2003, and the results of its operations, the changes in partners' equity (deficiency) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Koch Group & Company, LLP
New York, New York
January, 29, 2004

[LETTERHEAD OF FRIEDMAN ALPREN & GREEN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sojourner Douglas Urban Renewal Partnership, L.P.

We have audited the accompanying balance sheet of SOJOURNER DOUGLAS URBAN RENEWAL PARTNERSHIP, L.P. (a limited partnership) as of December 31, 2002, and the related statements of operations, partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SOJOURNER DOUGLAS URBAN RENEWAL PARTNERSHIP, L.P. (a limited partnership) as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
New York, New York
February 3, 2003

[LETTERHEAD OF FRIEDMAN ALPREN & GREEN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sojourner Douglas Urban Renewal Partnership, L.P.

We have audited the accompanying balance sheet of SOJOURNER DOUGLAS URBAN RENEWAL PARTNERSHIP, L.P. (a limited partnership) as of December 31, 2001, and the related statements of operations, partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SOJOURNER DOUGLAS URBAN RENEWAL PARTNERSHIP, L.P. (a limited partnership) as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
New York, New York
February 16, 2002

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Marlton Housing Partnership, L.P.

We have audited the accompanying balance sheets of Marlton Housing Partnership, L.P. as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlton Housing Partnership, L.P. at December 31, 2003 and 2002, and the results of its operations, the changes in its partners' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 6, 2004

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 24, 2003

[LETTERHEAD OF FAVORS & ASSOCIATES, CPA's, P.S.]

INDEPENDENT AUDITORS' REPORT

To the Partners
GP Kaneohe Limited Partnership

We have audited the accompanying balance sheet of GP Kaneohe Limited Partnership, as of December 31, 2003 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GP Kaneohe Limited Partnership as of December 31, 2003, and the results of its operations, the changes in its partners' capital (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 29, 2004, on our consideration of GP Kaneohe Limited Partnership's internal control, and our test of its compliance with certain provisions of laws, regulations, contractors and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data required by HUD shown on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements for GP Kaneohe Limited
Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Favors & Associates, CPA's, P.S.
Fircrest, Washington
January 29, 2004

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

/s/ Dwyer, Pemberton & Coulson
Tacoma, Washington
January 18, 2002

[LETTERHEAD OF MILLER, MAYER, SULLIVAN, & STEVENS, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
KSD Village Apartments, Phase II, Ltd,

We have audited the accompanying balance sheets of KSD Village Apartments, Phase II, Ltd. as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KSD Village Apartments, Phase II, Ltd. as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller, Mayer, Sullivan, & Stevens, LLP
Lexington, Kentucky
January 23, 2004

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

/s/ Miller, Mayer, Sullivan, & Stevens, LLP
Lexington, Kentucky
January 13, 2003

[LETTERHEAD OF MILLER, MAYER, SULLIVAN, & STEVENS, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Kanisa Apartments Ltd.

We have audited the accompanying balance sheets of Kanisa Apartments, Ltd., complex no. 083-98017-YHA, as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kanisa Apartments, Ltd., as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 13, 2004 on our consideration of Kanisa Apartments, Ltd.'s internal controls and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Miller, Mayer, Sullivan, & Stevens, LLP
Lexington, Kentucky
February 13, 2004
EIN: 61-0866166
Lead Auditor: Darren C. Johnson, CPA
Audit Principal: John T. Miller, CPA

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

[LETTERHEAD OF HANKINS & COMPANY]

INDEPENDENT AUDITOR'S REPORT

Partners
Guymon Housing Partners Limited Partnership d/b/a Blue Quail Apartments

We have audited the accompanying balance sheets of GUYMON HOUSING PARTNERS LIMITED PARTNERSHIP, D/B/A BLUE QUAIL APARTMENTS as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GUYMON HOUSING PARTNERS LIMITED PARTNERSHIP, D/B/A BLUE QUAIL APARTMENTS as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hankins & Company
February 20, 2004
Fort Smith, Arkansas

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

/s/ Thomas Hankins
February 17, 2003
Fort Smith, Arkansas

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                        March 31,
                                                                -------------------------
                                                                   2004          2003
                                                                -----------   -----------
Property and equipment - at cost, less accumulated
  depreciation (Notes 2 and 4)                                  $67,033,716   $69,391,714
Cash and cash equivalents (Notes 2 and 10)                        1,730,897     2,037,966
Cash held in escrow (Note 5)                                      3,292,937     2,961,291
Deferred costs, less accumulated amortization (Notes 2 and 6)       706,837       777,593
Other assets                                                        527,773       492,936
                                                                -----------   -----------

Total assets                                                    $73,292,160   $75,661,500
                                                                ===========   ===========


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities:
Mortgage notes payable (Note 7)                                 $36,312,132   $36,401,006
Accounts payable and other liabilities                            8,239,856     7,429,413
Due to local general partners and affiliates (Note 8)             2,116,876     2,583,149
Due to general partner and affiliates (Note 8)                    2,143,413     1,680,574
                                                                -----------   -----------

Total liabilities                                                48,812,277    48,094,142
                                                                -----------  -----------

Minority interest                                                 1,925,663     1,951,864
                                                                -----------   -----------

Commitments and contingencies (Note 10)

Partners' capital (deficit):
Limited partners (100,000 BACs authorized;
  45,844 issued and outstanding) (Note 1)                        22,736,212    25,766,873
General partner                                                    (181,992)     (151,379)
                                                                -----------   -----------

Total partners' capital (deficit)                                22,554,220    25,615,494
                                                                -----------   -----------

Total liabilities and partners' capital (deficit)               $73,292,160   $75,661,500
                                                                ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year Ended March 31,
                                            ---------------------------------------
                                               2004          2003*         2002
                                            -----------   -----------   -----------
Revenues
Rental income                               $ 5,628,135   $ 5,520,414   $ 5,360,801
Other income (principally interest income)      241,011       279,517       331,077
                                            -----------   -----------   -----------

                                              5,869,146     5,799,931     5,691,878
                                            -----------   -----------   -----------

Expenses
General and administrative                    1,491,281     1,761,753     1,483,724
General and administrative-related parties
  (Note 8)                                      655,979       618,694       603,949
Repairs and maintenance                       1,011,987       910,719     1,035,059
Operating and other                             780,876       734,157       777,930
Taxes                                           178,046       221,980       177,907
Insurance                                       384,547       312,659       241,264
Interest                                      1,977,957     2,106,166     2,165,378
Depreciation and amortization                 2,475,948     2,547,309     2,547,779
                                            -----------   -----------   -----------

Total expenses                                8,956,621     9,213,437     9,032,990
                                            -----------   -----------   -----------

Net loss before minority interest            (3,087,475)   (3,413,506)   (3,341,112)

Minority interest in loss of subsidiary
  partnerships                                   26,201        34,355        34,650
                                            -----------   -----------   -----------

Net loss                                    $(3,061,274)  $(3,379,151)  $(3,306,462)
                                            ===========   ===========   ===========

Net loss - limited partners                 $(3,030,661)  $(3,345,359)  $(3,273,397)
                                            ===========   ===========   ===========

Number of BACs outstanding                       45,844        45,844        45,844
                                            ===========   ===========   ===========

Net loss per weighted average BAC           $    (66.11)  $    (72.97)  $    (71.40)
                                            ===========   ===========   ===========


* Reclassified for comparative purposes.
The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 2004, 2003 and 2002



                                                                Limited        General
                                                   Total        Partners       Partner
                                                -----------   -----------    ----------
Partners' capital (deficit) - April 1, 2001     $32,301,107   $32,385,629    $  (84,522)

Net loss                                         (3,306,462)   (3,273,397)      (33,065)
                                                -----------   -----------    ----------

Partners' capital (deficit) - March 31, 2002     28,994,645    29,112,232      (117,587)

Net loss                                         (3,379,151)   (3,345,359)      (33,792)
                                                -----------   -----------    ----------

Partners' capital (deficit) - March 31, 2003     25,615,494    25,766,873      (151,379)

Net Loss                                         (3,061,274)   (3,030,661)      (30,613)
                                                -----------   -----------    ----------

Partners' capital (deficit) - March 31, 2004    $22,554,220   $22,736,212    $ (181,992)
                                                ===========   ===========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Year Ended March 31,
                                                         -------------------------------------------
                                                            2004            2003            2002
                                                         -----------     -----------     -----------
Cash flows from operating activities:
Net loss                                                 $(3,061,274)    $(3,379,151)    $(3,306,462)
                                                         -----------     -----------     -----------
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation and amortization                              2,475,948       2,547,309       2,547,779
Adjustment to property and equipment                               0          74,938               0
Minority interest in loss of subsidiary
  partnerships                                               (26,201)        (34,355)        (34,650)
Increase in cash held in escrow                              (11,343)       (520,897)        (49,315)
Increase in other assets                                     (34,837)        (67,450)        (35,315)
Increase in accounts payable and other
  liabilities                                                810,443         766,179         978,875
Increase in due from local general partners
  and affiliates                                              16,677          28,077          17,679
Decrease in due from local general partners
  and affiliates                                              (1,881)        (59,574)       (237,396)
Increase in due to general partner and
  affiliates                                                 462,839         334,459         174,368
                                                         -----------     -----------     -----------
Total adjustments                                          3,691,645       3,068,686       3,362,025
                                                         -----------     -----------     -----------

Net cash provided by (used in) operating
  activities                                                 630,371        (310,465)         55,563
                                                         -----------     -----------     -----------

Cash flows from investing activities:
Acquisition of property and equipment                        (47,194)              0      (1,082,120)
(Increase) decrease in cash held in escrow                  (320,303)        647,299        (449,161)
Increase in due to local general partners
  and affiliates                                              14,378           5,789         638,692
Decrease in due to local general partners
  and affiliates                                            (495,447)       (168,957)       (121,446)
                                                         -----------     -----------     -----------

Net cash (used in) provided by investing activities         (848,566)        484,131      (1,014,035)
                                                         -----------     -----------     -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                        Year Ended March 31,
                                                            -------------------------------------------
                                                               2004            2003            2002
                                                            -----------     -----------     -----------
Cash flows from financing activities:
Proceeds from mortgage notes                                  1,992,000               0               0
Repayments of mortgage notes                                 (2,080,874)       (338,824)       (466,560)
(Decrease) increase in capitalization of
  consolidated subsidiaries attributable to
  minority interest                                                   0        (257,932)        181,085
                                                            -----------     -----------     -----------

Net cash used in financing activities                           (88,874)       (596,756)       (285,475)
                                                            -----------     -----------     -----------

Net decrease in cash and cash equivalents                      (307,069)       (423,090)     (1,243,947)

Cash and cash equivalents at beginning of year                2,037,966       2,461,056       3,705,003
                                                            -----------     -----------     -----------

Cash and cash equivalents at end of year                    $ 1,730,897     $ 2,037,966     $ 2,461,056
                                                            ===========     ===========     ===========

Supplemental disclosure of cash flow information:
Cash paid during the year for interest                      $ 1,156,624     $ 1,321,322     $ 1,422,179
                                                            ===========     ===========     ===========

Supplemental disclosures of noncash
  investing and financing activities:

Construction loans converted to mortgage loans              $         0     $         0     $   545,374


The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1 - General

Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) (the "Partnership") was organized on February 22, 1995 and commenced a public offering on July 6, 1995. The general partner of the Partnership is Related
Independence L.L.C., a Delaware limited liability company (the "General Partner"). On November 17, 2003, CharterMac, acquired Related Capital Company, which is the indirect parent of RCC Manager L.L.C, the managing member of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

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

As of March 31, 2004, the Partnership has acquired limited partnership interests in fourteen subsidiary partnerships, all of which have been consolidated. The Partnership does not anticipate acquiring limited partnership interests in additional subsidiary partnerships. The Partnership's investments in Local
Partnerships represent from 98.99% to 99.89% interests, except for one investment which is a 58.12% interest.

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

b) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and fourteen subsidiary partnerships for the years ended March 31, 2004, 2003 and 2002, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of the consolidated subsidiaries attributable to minority interests arise from cash contributions from and cash distributions to the minority interest partners.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $7,000, $7,000 and $79,000 for the years ended March 31, 2004, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2004.

Through March 31, 2004, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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


NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow
The carrying amount approximates fair value due to the short-term maturity of the instruments.

Mortgage Notes Payable
The fair value of mortgage notes payable and construction loans payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:

                                              March 31, 2004                March 31, 2003
                                        --------------------------    -------------------------
                                         Carrying                      Carrying
                                          Amount       Fair Value       Amount      Fair Value
                                        -----------    -----------    -----------   -----------
Mortgage notes payable for
  which it is:
Practicable to estimate fair value      $25,506,043    $26,120,070    $25,582,250   $26,081,413
Not practicable                         $10,806,089            (a)    $10,818,756           (a)

(a) Management believes it is not practicable to estimate the fair value of certain mortgage notes payable because mortgage programs with similar characteristics are not currently available to each of the subsidiary partnerships.

The carrying amount of other assets and liabilities reported on the consolidated balance sheets that require such disclosure approximates fair value.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



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


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:


                                                 March 31,             Estimated
                                       ----------------------------   Useful Lives
                                           2004            2003         (Years)
                                       ------------    ------------   -----------
Land                                   $  3,307,496    $  3,307,496
Building and improvements                76,929,935      76,888,418        27.5
Furniture and fixtures                    1,116,676       1,110,999         5-7
                                       ------------    ------------

                                         81,354,107      81,306,913
Less:  Accumulated depreciation         (14,320,391)    (11,915,199)
                                       ------------    ------------

                                       $ 67,033,716    $ 69,391,714
                                       ============    ============


Included in property and equipment at March 31, 2004 and 2003, was $2,750,640 of acquisition fees paid to the General Partner and $708,031 of third party acquisition expenses. In addition, as of March 31, 2004 and 2003, building and improvements includes $343,161 of capitalized interest. No interest was capitalized during the years ended March 31, 2004, 2003 and 2002.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $4,235,495 to the local general partners and affiliates as of both March 31, 2004 and 2003. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2004, 2003 and 2002 amounted to $2,405,192, $2,457,136 and $2,457,711, respectively.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                 March 31,
                                       ----------------------------
                                           2004            2003
                                       ------------    ------------
Purchase price payments*               $    606,660    $    615,135
Real estate taxes, insurance and other    2,686,277       2,346,156
                                       ------------    ------------

                                       $  3,292,937    $  2,961,291
                                       ============    ============

* Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                            March 31,
                                   ---------------------------
                                       2004            2003           Period
                                   -----------     -----------     -----------
Financing costs                    $ 1,001,424     $ 1,001,424           *
Other deferred costs                   177,692         177,692
                                   -----------     -----------
                                     1,179,116       1,179,116
Less: Accumulated amortization        (472,279)       (401,523)
                                   -----------     -----------

                                   $   706,837     $   777,593
                                   ===========     ===========

*Over the life of the related mortgage note.

Amortization expense for the years ended March 31, 2004, 2003 and 2002 amounted to $70,756, $90,173 and $90,068, respectively.


NOTE 7 - Mortgage Loans Payable

The mortgage loans are payable in aggregate monthly installments of approximately $128,000 including principal and interest with rates varying from 0% to 9.11% per annum and have maturity dates ranging from 2004 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents and leases, and are without further recourse.

Annual principal payment on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

Fiscal Year                            Amount
-----------                         -----------
2004                                $   535,998
2005                                    567,210
2006                                    515,659
2007                                    484,485
2008                                    512,916
Thereafter                           33,695,864
                                    -----------

                                    $36,312,132
                                    ===========

The mortgage agreements generally require monthly deposits to replacement reserves and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

Guymon Housing Partners, L.P.
-----------------------------
On May 15, 2003, Guymon Housing Partners, L.P. ("Guymon Housing") obtained a note payable in the amount of $1,992,000 from a bank. The note bears interest at a rate of 6.51% per annum and matures in August 2018. Guymon Housing's prior mortgage note of $1,739,968 was repaid.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro-rata share of profits, losses and tax credits.

A)  Guarantees

In November  2002,  FASB  Interpretation  No. 45,  "Guarantor's  Accounting  and
Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45"), was issued. The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing or modifying any guarantee after December 31, 2002. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimated. At May 12, 2004, the Partnership has not issued or modified any existing guarantees and has not determined the impact, if any, that adoption of the accounting recognition provision of FASB Interpretation No. 45 would have on the Partnership's future financial position or results of operations.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty
Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2004 and 2003, Operating Deficit Guarantees aggregate approximately $1,897,000 and $2,159,000, respectively. As of March 31, 2004, $0 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

B)  Related Party Expenses

Expenses incurred to related parties for the years ended March 31, 2004, 2003 and 2002 were as follows:

                                                           Year Ended March 31,
                                                   ------------------------------------
                                                     2004          2003          2002
                                                   --------      --------      --------

Partnership management fees (a)                    $337,120      $337,120      $334,968
Expense reimbursements (b)                          143,665       111,856       119,009
Local administrative fees (d)                        62,000        53,000        48,000
                                                   --------      --------      --------

Total general and administrative-
General Partner                                     542,785       501,976       501,977

Property management fees incurred
to affiliates of the subsidiary partnerships'
general partners (c)                                113,194       116,718       101,972
                                                   --------      --------      --------

Total general and administrative-
related parties                                    $655,979      $618,694      $603,949
                                                   ========      ========      ========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not previously paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,630,000 and $1,292,000 were accrued and unpaid as of March 31, 2004 and 2003, respectively.

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

(c) Property management fees incurred by the Local Partnerships amounted to $371,375, $354,672 and $335,474 for the years ended March 31, 2004, 2003 and
2002, respectively. Of these fees, $113,194, $116,718 and $101,972 was incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

C) Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                               March 31,
                                     -----------------------------
                                        2004              2003
                                     -----------       -----------
Development fee payable              $ 2,071,854       $ 2,142,384
General partner loan payable              40,000           104,992
General partner loan receivable         (161,602)         (140,602)
Construction advances                     50,000           373,955
Construction costs payable                56,652            56,652
Operating advances                         5,408             6,000
Management and other fees                 54,564            39,768
                                     -----------       -----------

                                     $ 2,116,876       $ 2,583,149
                                     ===========       ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                             Year Ended December 31,
                                                    -----------------------------------------
                                                       2003            2002          2001
                                                    -----------    -----------    -----------
Financial statement net loss                        $(3,061,274)   $(3,379,151)   $(3,306,462)

Differences between depreciation and amortization
  expense for financial reporting purposes
and income tax purposes                                (373,268)      (356,405)      (386,694)

Differences resulting from parent company having
  a different fiscal year for income tax and
  financial reporting purposes                         (101,920)       (81,578)        29,186

Tax exempt interest income                               (7,913)       (15,073)       (45,024)

Other, including accruals for financial reporting
  purposes not deductible for income tax purposes
  until paid                                            (19,867)      (228,738)      (149,561)
                                                    -----------    -----------    -----------

Net loss as shown on the income tax returns         $(3,564,243)   $(4,060,945)   $(3,858,555)
                                                    ===========    ===========    ===========


NOTE 10 - Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation for up to $100,000. At March 31, 2004, uninsured cash and cash equivalents at various banking institutions approximated $1,378,000.

b)  Leases

One subsidiary partnership is leasing the land on which the Project is located, for a term of 65 years starting on July 14, 1982. At December 31, 2003, the subsidiary partnership is obligated to pay rent of $1 per annum.

c)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a property when the credit period for such property commences. Because of the time required for the acquisition, completion and rent-up of properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,356,758 of Housing Tax Credits during each of the 2003, 2002 and 2001 tax years. The Housing Tax Credits expire at various times ending in 2009.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 11 - New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were originally applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C, the general partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by Related Independence L.L.C. ("RILLC"), the General Partner. The members of RILLC are Related General II, L.P., a Delaware limited partnership ("RGII), Alan P. Hirmes and Stuart J. Boesky. RCMP, Inc., a Delaware corporation ("RCMP") is the sole general partner of RGII. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of Related Capital Company ("RCC"), which controls the General Partner, has adopted a code of ethics. See http://www.chartermac.com.
               -------------------------

On November 17, 2003, CharterMac acquired RCC, which is the indirect parent of RCC Manager L.L.C, the managing member of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. Alan P. Hirmes replaced Stephen M. Ross as Director of the General Partner effective April 1, 2004 as a result of this acquisition. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

Certain information concerning the executive officers and directors of the General Partner of RCMP is set forth below.

Name                              Position
----                              --------

Alan P. Hirmes                    Director and President of RCMP
                                  President and Member of RILLC

Michael J. Wechsler               Director and Executive Vice President of RCMP

Stuart J. Boesky                  Senior Vice President and Member of RILLC

Marc D. Schnitzer                 Vice President of RILLC

Denise L. Kiley                   Vice President of RILLC

Glenn F. Hopps                    Treasurer of RILLC

Teresa Wicelinski                 Secretary of RILLC

ALAN P. HIRMES, 49, is a Director and President of RCMP and President of RILLC. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company ("CharterMac") and American Mortgage Acceptance Company.

MICHAEL J. WECHSLER, 65, is a Director and Executive Vice President of RCMP. Mr. Wechsler joined the predecessor of The Related Companies, L.P. in 1987 as Chief Operating Officer and Executive Vice President and is the Chief Operating Officer and Executive Vice President of the Related Realty Group, Inc. Prior to that, he was Senior Vice President and a Managing Director of the Real Estate Division of Chemical Bank with overall responsibility for administration and lending activities of the Division in 25 states and New York City. He supervised a diversified portfolio of construction and real estate loans of over $3.5 billion. Mr. Wechsler attended the Massachusetts Institute of Technology when he received a Bachelor of Science degree in Civil Engineering and received his Masters in Business Administration from the Harvard Graduate School of Business Administration.

STUART J. BOESKY, 48, is a Vice President of RILLC. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 43, is a Vice President of RILLC. He is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

DENISE L. KILEY, 44, is responsible for overseeing the due diligence and asset management of the multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College. Ms. Kiley also serves on the Board of Trustees of CharterMac.

GLENN F. HOPPS, 41, is Treasurer of RILLC. Mr. Hopps joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 38, is Secretary of RILLC. Prior to joining Related in June 1992, Ms. Wicelinski was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of May 3, 2004 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the General Partner of RCMP and (iii) the directors and executive officers of the General Partners of RCMP as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Friedman Alpren & Green LLP and their respective affiliates (collectively, "Friedman") for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2004 and 2003 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $52,000 and $52,000, respectively.

Audit Related Fees
------------------
None.

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2003 and 2002 were $8,300 and $8,000, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have a stand alone audit committee.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1. Financial Statements

       Report of Independent Registered Public Accounting Firm            16

       Consolidated Balance Sheets at March 31, 2004 and 2003             50

       Consolidated Statements of Operations for the Years Ended
       March 31, 2004, 2003 and 2002                                      51

       Consolidated Statements of Changes in Partners' Capital
       (Deficit) for the Years Ended March 31, 2004,  2003 and 2002       52

       Consolidated Statements of Cash Flows for the Years Ended
       March 31, 2004, 2003 and 2002                                      53

       Notes to Consolidated Financial Statements                         55

(a) 2. Consolidated Financial Statement Schedules

       Report of Independent Registered Public Accounting Firm            76

       Schedule I - Condensed Financial Information of Registrant         77

       Schedule III - Real Estate and Accumulated Depreciation            80

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

(3B) Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV, attached to the
       Prospectus as Exhibit A**

(3C) Certificate of Limited Partnership of Independence Tax Credit Plus L.P. IV as filed on February 22, 1995*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)  Escrow Agreement between Independence Tax Credit Plus L.P.
       IV and Bankers Trust Company*

(10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10D) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)   Subsidiaries of the Registrant                                     70

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------
       *Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration
       Statement on Form S-11 {Registration No. 33-89968}

       **Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-89968}

       31.1 Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).   73

       32.1  Certification  Pursuant to Rule  13a-14(b)  or Rule
       15d-14(b)  and  Section  1350 of Title 18 of the United States
       Code (18 U.S.C. 1350).                                             75

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



                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                  (Registrant)



                               By:  RELATED INDEPENDENCE L.L.C.,
                                    a General Partner



Date:  June 14, 2004                By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        President, Chief Executive Officer
                                        and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                           Title                           Date
------------------       -------------------------------------      ------------


                         President and Chief Executive Officer
                         Director and President of RCMP, Inc.,
                         the general partner of Related
                         General II L.P., a Member of Related
                         Independence L.L.C.
                         President and Member of
/s/ Alan P. Hirmes       Related Independence L.L.C.
------------------       President, Chief Executive Officer
Alan P. Hirmes           and Chief Financial Officer               June 14, 2004



/s/ Glenn F. Hopps
------------------       Treasurer of Related Independence
Glenn F. Hopps           L.L.C. (principal accounting officer)     June 14, 2004

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13A-14(A) OR RULE 15D-14(A)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), hereby certify that:

     1) I have reviewed this annual report on Form 10-K for the period ending March 31, 2004 of the Partnership;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and I have:

          a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

          d) disclosed in this annual report any change in the Partnership's internal control over financial reporting that occurred during the period ending March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


          Date: June 14, 2004
                -------------
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13A-14(B) OR RULE 15D-14(B)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-K for the period ended March 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the SEC or its staff upon request.



By:  /s/Alan P. Hirmes
     -----------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     June 14, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------
                        ON FINANCIAL STATEMENT SCHEDULES
                        --------------------------------


TO THE PARTNERS OF
INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES


In connection with our audits of the consolidated financial statements of INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES included in the Form 10-K as presented in our opinion dated May 12, 2004, which is based in part on the reports of other auditors, we have also audited supporting Schedule I as of March 31, 2004 and 2003 and for the years ended 2004, 2003 and 2002 and Schedule III as of March 31, 2004 and for the years ended March 31, 2004, 2003 and 2002. In our opinion, based on our audits, the reports of the other auditors, these schedules present fairly, when read in conjunction with the related financial statements, the financial data required to be set forth therein.




/s/ Friedman Alpren & Green LLP
Friedman Alpren & Green LLP

New York, New York
May 17, 2004

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                              March 31,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------

Cash and cash equivalents                             $   908,650   $ 1,215,461
Investment in subsidiary partnerships                  21,062,714    23,372,840
Cash held in escrow                                       606,660       615,135
Other assets                                            1,809,297     1,800,821
                                                      -----------   -----------

Total assets                                          $24,387,321   $27,004,257
                                                      ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                 $ 1,779,161   $ 1,338,353
Other liabilities                                          53,940        50,410
                                                      -----------   -----------

Total liabilities                                       1,833,101     1,388,763

Partners' capital                                      22,554,220    25,615,494
                                                      -----------   -----------

Total liabilities and partners' capital               $24,387,321   $27,004,257
                                                      ===========   ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                          Year Ended March 31,
                                                -----------------------------------------
                                                    2004          2003            2002
                                                -----------    -----------    -----------
Revenues

Interest income                                 $     6,849    $    13,751    $    58,353
                                                -----------    -----------    -----------

Expenses

Administrative and management                        97,212        114,727        105,301
Administrative and management-related parties       480,785        448,976        453,977
                                                -----------    -----------    -----------

Total expenses                                      577,997        563,703        559,278
                                                -----------    -----------    -----------

Loss from operations                               (571,148)      (549,952)      (500,925)

Equity in loss of subsidiary partnerships        (2,490,126)    (2,829,199)    (2,805,537)
                                                -----------    -----------    -----------

Net loss                                        $(3,061,274)   $(3,379,151)   $(3,306,462)
                                                ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Year Ended March 31,
                                                      -----------------------------------------
                                                         2004            2003          2002
                                                      -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                              $(3,061,274)   $(3,379,151)   $(3,306,462)
                                                      -----------    -----------    -----------

Adjustments to reconcile net loss to
  net cash (used in) provided by operating activities:

Equity in loss of subsidiary partnerships               2,490,126      2,829,199      2,805,537
(Increase) decrease in other assets                        (8,476)      (194,420)       493,009
Increase in liabilities:
Due to general partner and affiliates                     440,808        299,480        166,318
Other liabilities                                           3,530          1,781          1,042
                                                      -----------    -----------    -----------

Total adjustments                                       2,925,988      2,936,040      3,465,906
                                                      -----------    -----------    -----------

Net cash (used in) provided by operating activities      (135,286)      (443,111)       159,444
                                                      -----------    -----------    -----------

Cash flows from investing activities:

Decrease (increase) in cash held in escrow                  8,475        126,324       (245,958)
(Decrease) increase in investments in subsidiary
  partnerships                                           (180,000)        22,408     (1,204,157)
                                                      -----------    -----------    -----------

Net cash (used in) provided by investing activities      (171,525)       148,732     (1,450,115)
                                                      -----------    -----------    -----------

Net decrease in cash and cash equivalents                (306,811)      (294,379)    (1,290,671)

Cash and cash equivalents, beginning of year            1,215,461      1,509,840      2,800,511
                                                      -----------    -----------    -----------

Cash and cash equivalents, end of year                $   908,650    $ 1,215,461    $ 1,509,840
                                                      ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2004

                                                                                                    Cost
                                                                 Initial Cost to Partnership     Capitalized
                                                                -----------------------------   Subsequent to
                                                                                Buildings and    Acquisition:
             Description                        Encumbrances       Land          Improvements    Improvements
-------------------------------------------     ------------    -----------     -------------   -------------
Apartment Complexes

BX-8A Team Associates, L.P.                     $ 1,829,044     $     5,467     $ 2,667,819     $   311,594
  Bronx, NY
Westminster Park Plaza                            7,783,379       1,197,697       8,093,774       1,968,240
  Los Angeles, CA
Fawcett Street Limited Partnership                2,011,712         390,654       4,247,465         188,181
  Tacoma, WA
Figueroa Senior Housing Limited Partnership       3,009,313         279,000       4,978,250         547,800
  Los Angeles, CA
NNPHI Senior Housing Limited Partnership          3,930,208         709,657       6,135,419         364,288
  Los Angeles, CA
Belmont/McBride Apartments                        2,848,672         154,934       5,627,693       2,512,963
  Limited Partnership
  Paterson, NJ
Sojourner Douglass, L.P.                          1,977,352         141,297       2,573,950         122,477
  Paterson, NJ
New Zion Apartments Limited Partnership           1,034,853          20,000       2,688,770          76,839
  Shreveport, LA
Bakery Village Urban Renewal                      4,580,003          50,000      14,912,416       2,731,224
  Associates, L.P.
  Montclair, NJ
Marlton Housing Partnership, L.P.                 1,849,000           2,648       1,547,121       1,714,007
  Philadelphia, PA
GP Kaneohe Limited Partnership                    1,984,232               0       3,306,828          47,804
  Kaneohe, HI
KSD Village Apartments, Phase II Ltd.               415,053               0         887,539          30,554
  Danville, KY
Kanisa Apartments Ltd.                            1,408,217         106,592       4,846,543         102,813
  Fayette County, KY
Guymon Housing Partners, L.P.                     1,739,968          84,918       4,238,907         739,965
  Guymon, OK
                                                -----------     -----------     -----------     -----------

                                                $36,401,006     $ 3,142,864     $66,752,494     $11,458,749
                                                ===========     ===========     ===========     ===========

                                                Gross Amount at which Carried at Close of Period
                                                ------------------------------------------------                   Year of
                                                                Buildings and                   Accumulated     Construction/
             Description                           Land         Improvements       Total        Depreciation      Renovation
-------------------------------------------     -----------     -------------   -----------     ------------    -------------
Apartment Complexes

BX-8A Team Associates, L.P.                     $    11,579     $ 2,973,301     $ 2,984,880     $   815,852        1995-96
  Bronx, NY
Westminster Park Plaza                            1,292,427       9,967,284      11,259,711       1,800,986        1996-97
  Los Angeles, CA
Fawcett Street Limited Partnership                  396,383       4,429,917       4,826,300       1,192,006        1996-97
  Tacoma, WA
Figueroa Senior Housing Limited Partnership         291,377       5,513,673       5,805,050       1,250,369        1996-97
  Los Angeles, CA
NNPHI Senior Housing Limited Partnership            715,387       6,493,977       7,209,364       1,317,305        1996-97
  Los Angeles, CA
Belmont/McBride Apartments                          182,633       8,112,957       8,295,590       1,626,537        1997-98
  Limited Partnership
  Paterson, NJ
Sojourner Douglass, L.P.                            143,996       2,693,728       2,837,724         669,131        1997-98
  Paterson, NJ
New Zion Apartments Limited Partnership              22,699       2,762,910       2,785,609         708,015        1997-98
  Shreveport, LA
Bakery Village Urban Renewal                         52,699      17,640,941      17,693,640       2,456,918        1997-98
  Associates, L.P.
  Montclair, NJ
Marlton Housing Partnership, L.P.                     4,355       3,259,421       3,263,776         398,442        1998-99
  Philadelphia, PA
GP Kaneohe Limited Partnership                          613       3,354,019       3,354,632         447,488        1999-00
  Kaneohe, HI
KSD Village Apartments, Phase II Ltd.                   612         917,480         918,092         120,361        1999-00
  Danville, KY
Kanisa Apartments Ltd.                              107,205       4,948,743       5,055,948         567,985        1998-99
  Fayette County, KY
Guymon Housing Partners, L.P.                        85,531       4,978,260       5,063,791         948,996        1998-99
  Guymon, OK
                                                -----------     -----------     -----------     -----------

                                                $ 3,307,496     $78,046,611     $81,354,107     $14,320,391
                                                ===========     ===========     ===========     ===========


                                                              Depreciation in
                                                               Latest Income
                                                  Date        Statements are
             Description                        Acquired        Computed(a)
-------------------------------------------     ---------     ---------------
Apartment Complexes

BX-8A Team Associates, L.P.                     Oct. 1995       27.5 years
  Bronx, NY
Westminster Park Plaza                          June 1996       27.5 years
  Los Angeles, CA
Fawcett Street Limited Partnership              June 1996       27.5 years
  Tacoma, WA
Figueroa Senior Housing Limited Partnership     Nov. 1996       27.5 years
  Los Angeles, CA
NNPHI Senior Housing Limited Partnership        Dec. 1996       27.5 years
  Los Angeles, CA
Belmont/McBride Apartments                      Jan. 1997       27.5 years
  Limited Partnership
  Paterson, NJ
Sojourner Douglass, L.P.                        Feb. 1997       27.5 years
  Paterson, NJ
New Zion Apartments Limited Partnership         Oct. 1997       27.5 years
  Shreveport, LA
Bakery Village Urban Renewal                    Dec. 1997       27.5 years
  Associates, L.P.
  Montclair, NJ
Marlton Housing Partnership, L.P.               May 1998        27.5 years
  Philadelphia, PA
GP Kaneohe Limited Partnership                  July 1999       7-40 years
  Kaneohe, HI
KSD Village Apartments, Phase II Ltd.           July 1999       10-40 years
  Danville, KY
Kanisa Apartments Ltd.                          Oct. 1999       5-40 years
  Fayette County, KY
Guymon Housing Partners, L.P.                   Dec. 1999       27.5 years
  Guymon, OK


(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2004

                                                Cost of Property and Equipment                    Accumulated Depreciation
                                         ---------------------------------------------    ------------------------------------------
                                                                              Year Ended March 31,
                                         -------------------------------------------------------------------------------------------
                                             2004            2003             2002            2004           2003           2002
                                         ------------    ------------     ------------    ------------   ------------   ------------
Balance at beginning of year             $ 81,306,913    $ 81,381,851     $ 80,299,731    $ 11,915,199   $  9,458,063   $  7,000,352
(Adjustment to) additions during year:
Land, building and improvements                47,194         (74,938)       1,082,120
Depreciation expense                                                                         2,405,192      2,457,136      2,457,711
                                         ------------    ------------     ------------    ------------   ------------   ------------
Balance at close of year                 $ 81,354,107    $ 81,306,913     $ 81,381,851    $ 14,320,391   $ 11,915,199   $  9,458,063
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