Form 10-Q
period 2004-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2004-07-26
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d)OF  THE  SECURITIES
-----     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934

                         Commission File Number 33-89968

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               13-3809869
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                                10022
--------------------------------------                            --------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes     No  X
   -----  -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets

                                                   ===========       ===========
                                                     June 30,          March 31,
                                                       2004              2004
                                                   -----------       -----------
                                                   (Unaudited)
ASSETS
Property and equipment - at cost,
  net of accumulated depreciation
  of $14,930,352 and $14,320,391,
  respectively                                     $66,423,755       $67,033,716
Cash and cash equivalents                            1,742,839         1,730,897
Cash held in escrow                                  3,278,985         3,292,937
Deferred costs, net of accumulated
  amortization of $490,495 and
  $472,279, respectively                               688,621           706,837
Other assets                                           514,796           527,773
                                                   -----------       -----------
Total assets                                       $72,648,996       $73,292,160
                                                   ===========       ===========



                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                  (continued)

                                                 ============      ============
                                                    June 30,         March 31,
                                                     2004              2004
                                                 ------------      ------------
                                                   (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                         $ 36,240,698      $ 36,312,132
  Accounts payable and other
   liabilities                                      8,413,845         8,239,856
  Due to local general partners and
   affiliates                                       2,089,500         2,116,876
  Due to general partner and affiliates             2,271,972         2,143,413
                                                 ------------      ------------
Total liabilities                                  49,016,015        48,812,277
                                                 ------------      ------------

Minority interest                                   1,893,426         1,925,663
                                                 ------------      ------------

Partners' capital (deficit):
  Limited partners (45,844 BACs
   issued and outstanding)                         21,929,694        22,736,212
  General partner                                    (190,139)         (181,992)
                                                 ------------      ------------
Total partners' capital (deficit)                  21,739,555        22,554,220
                                                 ------------      ------------
Total liabilities and partners'
  capital (deficit)                              $ 72,648,996      $ 73,292,160
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                    ===========================
                                                         Three Months Ended
                                                              June 30,
                                                    ---------------------------
                                                       2004            2003
                                                    ---------------------------
Revenues
Rental income                                       $ 1,434,879     $ 1,455,707
Other income (principally interest income)               45,979          46,957
                                                    -----------     -----------
Total revenues                                        1,480,858       1,502,664
                                                    -----------     -----------

Expenses
General and administrative                              414,478         381,743
General and administrative-related parties              154,647         159,391
Repairs and maintenance                                 221,223         238,393
Operating                                               210,249         195,182
Taxes                                                    47,662          48,487
Insurance                                               107,780          86,192
Interest                                                516,368         541,952
Depreciation and amortization                           628,177         632,492
                                                    -----------     -----------
Total expenses                                        2,300,584       2,283,832
                                                    -----------     -----------

Loss before minority interest                          (819,726)       (781,168)
Minority interest in loss of subsidiary
  partnerships                                            5,061           4,721
                                                    -----------     -----------
Net loss                                            $  (814,665)    $  (776,447)
                                                    ===========     ===========

Net loss - limited partners                         $  (806,518)    $  (768,683)
                                                    ===========     ===========

Number of BACs outstanding                               45,844          45,844
                                                    ===========     ===========

Net loss per BAC                                    $    (17.59)    $    (16.77)
                                                    ===========     ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
            Consolidated Condensed Statement of Changes in Partners'
                                Capital (Deficit)
                    For the Three Months Ended June 30, 2004
                                   (Unaudited)

                                 ==============================================
                                                    Limited          General
                                    Total           Partners         Partner
                                 ----------------------------------------------
Partners' capital
  (deficit) - April 1,
  2004                           $ 22,554,220     $ 22,736,212     $   (181,992)

Net loss                             (814,665)        (806,518)          (8,147)
                                 ------------     ------------     ------------

Partners' capital
  (deficit) -
  June 30, 2004                  $ 21,739,555     $ 21,929,694     $   (190,139)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                  =============================
                                                        Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2004             2003
                                                  -----------------------------
Cash flows from operating activities:
Net loss                                          $  (814,665)      $  (776,447)
                                                  -----------       -----------
Adjustments to reconcile net loss
  to net cash provided by
   operating activities:
Depreciation and amortization                         628,177           632,492
Minority interest in loss of
  subsidiary partnerships                              (5,061)           (4,721)
Increase in cash held in escrow                       (33,609)         (193,854)
Decrease (increase) in other assets                    12,977          (115,785)
Increase in accounts payable
  and other liabilities                               173,989           631,342
Increase in due to local general
  partners and affiliates                               7,358            11,904
Decrease in due to local general
  partners and affiliates                             (11,309)           (5,516)
Increase in due to general
  partner and affiliates                              128,559           108,106
                                                  -----------       -----------
  Total adjustments                                   901,081         1,063,968
                                                  -----------       -----------

Net cash provided by
  operating activities                                 86,416           287,521
                                                  -----------       -----------


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)


                                                     ==========================
                                                         Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2004           2003
                                                     --------------------------
Cash flows from investing activities:
Increase in property and equipment                             0         (1,727)
Decrease in cash held in escrow                           47,561         17,213
Increase in due to local general
  partners and affiliates                                      0             98
Decrease in due to local general
  partners and affiliates                                (23,425)      (110,194)
                                                     -----------    -----------
Net cash provided by (used in) investing
  activities                                              24,136        (94,610)
                                                     -----------    -----------

Cash flows from financing activities:
Principal reduction of mortgage notes                    (71,434)      (263,521)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                      (27,176)             0
                                                     -----------    -----------
Net cash used in financing
  activities                                             (98,610)      (263,521)
                                                     -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                                        11,942        (70,610)
Cash and cash equivalents at
  beginning of period                                  1,730,897      2,037,966
                                                     -----------    -----------
Cash and cash equivalents at
  end of period                                      $ 1,742,839    $ 1,967,356
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for
  interest                                           $   836,920    $   852,292
                                                     ===========    ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $2,000 and $3,000 for the three months ended June 30, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)


read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2004 and its results of operations and its cash flows for the three months ended June 30, 2004 and 2003. However, the operating results for the three months ended June 30, 2004 may not be indicative of the results for the entire year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2004 and 2003 were as follows:

                                                           Three Months Ended
                                                                 June 30,
                                                         -----------------------
                                                           2004           2003
                                                         -----------------------

Partnership management fees (a)                          $ 84,280       $ 84,280
Expense reimbursement (b)                                  28,856         35,881
Local administrative fee (c)                               15,000         13,000
                                                         --------       --------
Total general and administrative-
  General Partner                                         128,136        133,161
                                                         --------       --------
Property management fees incur-
  red to affiliates of the subsidiary
  partnerships' general partners (d)                       26,511         26,230
                                                         --------       --------
Total general and administrative-
  related parties                                        $154,647       $159,391
                                                         ========       ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)



based  upon its  review of the  Partnership's  investments.  Unpaid  partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,714,000 and $1,630,000 were accrued and unpaid as of June 30, 2004 and March 31, 2004, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $86,392 and $91,785 for the three months ended June 30, 2004 and 2003, respectively. Of these fees, $26,511 and $26,230 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

As of June 30, 2004, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,396,000 remains to be paid to the Local Partnerships (including approximately $598,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the three months ended June 30, 2004, approximately $9,000 was paid to the Local Partnerships.

For the three months ended June 30, 2004, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships increased by approximately $12,000. This increase was due to cash provided by operating activities ($86,000) and a decrease in cash held in escrow relating to investing activities ($48,000) which exceeded a decrease in due to local general partners and affiliates relating to investing activities ($23,000), principal reduction of mortgage notes ($71,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($27,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $628,000.

At June 30, 2004, there is approximately $106,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. During the three months ended June 30, 2004, there have been no cash distributions received from the Local Partnerships.

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements which are include in the Partnership's annual report on Form 10-K for the year ended March 31, 2004.

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

Results of Operations
---------------------

The results of operations for the three months ended June 30, 2004 and 2003 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 1% for the three months ended June 30, 2004 as compared to the corresponding period in 2003 due to the Housing and Urban Development lowering rents at one Local Partnership.

Total expenses, excluding insurance, remained fairly consistent, with a decrease of less than 1% for the three months ended June 30, 2004 as compared to the corresponding period in 2003.

Insurance expense increased approximately $22,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003, primarily due to increases in insurance premiums at the Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES The Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C., the general partner of the Partnership has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

               (10A) Form of Subscription Agreement (attached to the Prospectus as Exhibit B)*

               (10B) Form of Escrow Agreement between the Partnership and the Escrow Agent**

               (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests**

               (10D)  Form  of  Amended  and   Restated   Agreement  of  Limited
Partnership of Local Partnerships**

               (31.1)   Certification   Pursuant  to  Rule   13a-14(a)  or  Rule
15d-14(a).

               (32.1) Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b)
and  Section  1350  of  Title  18  of  the   United   States   Code   (18 U.S.C.
1350).

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
                                  (Registrant)


                          By: RELATED INDEPENDENCE L.L.C.,
                              General Partner

Date:  July 26, 2004

                              By:/s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 President and Member
                                 (Chief Executive Officer and Chief Financial
                                  Officer)

Date:  July 26, 2004

                              By:/s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (principal accounting officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: July 26, 2004
               -------------
                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes
                                 Chief Executive Officer and
                                 Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/Alan P. Hirmes
     -----------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     July 26, 2004