Form 10-Q
period 2004-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2004-10-29
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934

                         Commission File Number 33-89968

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               13-3809869
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                                 10022
----------------------------------------                           -------------
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
                      Consolidated Condensed Balance Sheets


                                                  =============      ===========
                                                   September 30,      March 31,
                                                      2004              2004
                                                  -------------      -----------
                                                   (Unaudited)
ASSETS

Property and equipment - at cost,
  net of accumulated depreciation
  of $15,484,073 and $14,320,391,
  respectively                                     $65,870,034       $67,033,716
Cash and cash equivalents                            1,620,838         1,730,897
Cash held in escrow                                  3,387,515         3,292,937
Deferred costs, net of accumulated
  amortization of $507,058 and
  $472,279, respectively                               672,058           706,837
Other assets                                           500,910           527,773
                                                   -----------       -----------
Total assets                                       $72,051,355       $73,292,160
                                                   ===========       ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (continued)


                                                   ============    =============
                                                   September 30,     March 31,
                                                       2004            2004
                                                   ------------    -------------
                                                    (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                           $ 36,105,908    $ 36,312,132
  Accounts payable and other
   liabilities                                        8,600,397       8,239,856
  Due to local general partners and
   affiliates                                         2,042,004       2,116,876
  Due to general partner and affiliates               2,392,508       2,143,413
                                                   ------------    ------------
Total liabilities                                    49,140,817      48,812,277
                                                   ------------    ------------

Minority interest                                     1,886,498       1,925,663
                                                   ------------    ------------

Partners' capital (deficit):
  Limited partners (45,844 BACs
   issued and outstanding)                           21,221,334      22,736,212
  General partner                                      (197,294)       (181,992)
                                                   ------------    ------------
Total partners' capital (deficit)                    21,024,040      22,554,220
                                                   ------------    ------------
Total liabilities and partners'
  capital (deficit)                                $ 72,051,355    $ 73,292,160
                                                   ============    ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)



                           Three Months Ended             Six Months Ended
                              September 30,                 September 30,
                       --------------------------    ---------------------------
                          2004           2003           2004            2003
                       --------------------------    ---------------------------
Revenues
Rental income          $ 1,428,223    $ 1,443,323    $ 2,863,102    $ 2,899,030
Other income
  (principally
  interest income)          46,590         51,087         92,569         98,044
                       -----------    -----------    -----------    -----------
Total revenues           1,474,813      1,494,410      2,955,671      2,997,074
                       -----------    -----------    -----------    -----------

Expenses
General and
  administrative           402,469        398,969        816,947        780,712
General and
  administrative-
  related parties          163,879        163,330        318,526        322,721
Repairs and
  maintenance              273,822        251,559        495,045        489,952
Operating                  177,742        152,589        387,991        347,771
Taxes                       47,499         41,563         95,161         90,050
Insurance                   87,603         76,662        195,383        162,854
Interest                   473,958        540,083        990,326      1,082,035
Depreciation and
  amortization             570,284        634,591      1,198,461      1,267,083
                       -----------    -----------    -----------    -----------
Total expenses           2,197,256      2,259,346      4,497,840      4,543,178
                       -----------    -----------    -----------    -----------

Loss before
  minority
  interest                (722,443)      (764,936)    (1,542,169)    (1,546,104)
Minority interest in
  loss of subsidiary
  partnerships               6,928          8,371         11,989         13,092
                       -----------    -----------    -----------    -----------
Net loss               $  (715,515)   $  (756,565)   $(1,530,180)   $(1,533,012)
                       ===========    ===========    ===========    ===========

Net loss - limited
  partners             $  (708,360)   $  (748,999)   $(1,514,878)   $(1,517,682)
                       ===========    ===========    ===========    ===========

Number of BACs
  outstanding               45,844         45,844         45,844         45,844
                       ===========    ===========    ===========    ===========

Net loss per BAC       $    (15.45)   $    (16.34)   $    (33.04)   $    (33.11)
                       ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statement of Changes in
                           Partners' Capital (Deficit)
                   For the Six Months Ended September 30, 2004
                                   (Unaudited)


                                 ===============================================
                                                    Limited           General
                                    Total           Partners          Partner
                                 -----------------------------------------------
Partners' capital
  (deficit) - April 1,
  2004                           $ 22,554,220     $ 22,736,212     $   (181,992)

Net loss                           (1,530,180)      (1,514,878)         (15,302)
                                 ------------     ------------     ------------

Partners' capital
  (deficit) -
  September 30, 2004             $ 21,024,040     $ 21,221,334     $   (197,294)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                  ==============================
                                                         Six Months Ended
                                                          September 30,
                                                  ------------------------------
                                                     2004               2003
                                                  ------------------------------

Cash flows from operating activities:
Net loss                                          $(1,530,180)      $(1,533,012)
                                                  -----------       -----------
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
Depreciation and amortization                       1,198,461         1,267,083
Minority interest in loss of
  subsidiary partnerships                             (11,989)          (13,092)
Increase in cash held in escrow                      (159,233)         (321,861)
Decrease (increase) in other assets                    26,863           (14,738)
Increase in accounts payable
  and other liabilities                               360,541           849,723
Increase in due to local general
  partners and affiliates                               7,601            11,536
Decrease in due to local general
  partners and affiliates                             (10,058)           (4,266)
Increase in due to general partner
  and affiliates                                      249,095           231,443
                                                  -----------       -----------
  Total adjustments                                 1,661,281         2,005,828
                                                  -----------       -----------

Net cash provided by operating
  activities                                          131,101           472,816
                                                  -----------       -----------


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)


                                                    ============================
                                                          Six Months Ended
                                                           September 30,
                                                    ----------------------------
                                                       2004             2003
                                                    ----------------------------

Cash flows from investing activities:
Decrease  (increase) in cash held in  escrow             64,655         (29,198)
Increase in due to local general
  partners and affiliates                                     8              98
Decrease in due to local general
  partners and affiliates                               (72,423)       (181,876)
                                                    -----------     -----------
Net cash used in investing activities                    (7,760)       (210,976)
                                                    -----------     -----------

Cash flows from financing activities:
Repayments of mortgage notes                           (206,224)       (421,678)
Decrease in capitalization of consolidated
  subsidiaries attributable to minority
  interest                                              (27,176)              0
                                                    -----------     -----------
Net cash used in financing
  activities                                           (233,400)       (421,678)
                                                    -----------     -----------

Net decrease in cash and cash
  equivalents                                          (110,059)       (159,838)
Cash and cash equivalents at
  beginning of period                                 1,730,897       2,037,966
                                                    -----------     -----------
Cash and cash equivalents at
  end of period                                     $ 1,620,838     $ 1,878,128
                                                    ===========     ===========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2004
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $3,000 and $0 and $5,000 and $3,000 for the three and six months ended September 30, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain  information  and  note  disclosures   normally  included  in  financial
statements prepared in accordance with generally accepted accounting  principles

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2004
                                   (Unaudited)


have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2004, its results of operations for the three and six months ended September 30, 2004 and 2003 and its cash flows for the six months ended September 30, 2004 and 2003. However, the operating results for the six months ended September 30, 2004 may not be indicative of the results for the entire year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2004
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2004 and 2003 were as follows:


                                     Three Months Ended       Six Months Ended
                                        September 30,           September 30,
                                    --------------------    --------------------
                                      2004        2003        2004        2003
                                    --------------------    --------------------

Partnership manage-
  ment fees (a)                     $ 84,280    $ 84,280    $168,560    $168,560
Expense reimburse-
  ment (b)                            36,256      40,358      65,112      76,239
Local administrative
  fee (c)                             16,000      13,000      31,000      26,000
                                    --------    --------    --------    --------
Total general and
  administrative-
  General Partner                    136,536     137,638     264,672     270,799
                                    --------    --------    --------    --------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)                        27,343      25,692      53,854      51,922
                                    --------    --------    --------    --------
Total general and
  administrative-
  related parties                   $163,879    $163,330    $318,526    $322,721
                                    ========    ========    ========    ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10%

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 30, 2004
                                   (Unaudited)


priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,798,000 and $1,630,000 were accrued and unpaid as of September 30, 2004 and March 31, 2004, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $93,116 and $85,360 and $179,508 and $177,145 for the three and six months ended September 30, 2004 and 2003, respectively. Of these fees, $27,343 and $25,692 and $53,854 and $51,922 were incurred to affiliates of the subsidiary partnerships' general partners.


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

As of September 30, 2004, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,396,000 remains to be paid to the Local Partnerships (including approximately $598,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the six months ended September 30, 2004, approximately $9,000 was paid to the Local Partnerships.

For the six months ended September 30, 2004, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased by approximately $110,000. This decrease was due to a net decrease in due to local general partners and affiliates relating to investing activities ($72,000), repayments of mortgage notes ($206,000) and an decrease in capitalization of consolidated subsidiaries attributable to minority interest ($27,000) which exceeded cash provided by operating activities ($131,000) and a decrease in cash held in escrow relating to investing activities ($65,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $1,198,000.

At September 30, 2004, there is approximately $51,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. During the six months ended September 30, 2004, there have been no cash distributions received from the Local Partnerships.

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

Results of Operations
---------------------

The results of operations for the three and six months ended September 30, 2004 and 2003 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 1% for both the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003 due to the Housing and Urban Development lowering rents at one Local Partnership.

Total expenses, excluding operating, insurance and financial, remained fairly consistent, with decreases of 2% and 1% for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003.

Operating expense increased approximately $25,000 and $40,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to increases in fuel costs and water and sewer costs at one Local Partnership.

Insurance expense increased approximately $11,000 and $33,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to increases in insurance premiums at several Local Partnerships.

Financial expense decreased $66,000 and $92,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to an overaccrual in the first quarter of 2004 at two Local Partnerships and no longer accruing interest on a developer fee according to the local partnership agreement at a third Local Partnership.

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

               (10B) Form of Escrow Agreement between the Partnership and the Escrow Agent**

               (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests**

               (10D)  Form  of  Amended  and   Restated   Agreement  of  Limited
Partnership of Local Partnerships**

               (31.1)   Certification   Pursuant  to  Rule   13a-14(a)  or  Rule
15d-14(a).

               (32.1) Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C.1350).

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

Date:  October 29, 2004

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President and Member
                      (Chief Executive Officer and Chief Financial Officer)

Date:  October 29, 2004

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: October 29, 2004

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes
                                 Chief Executive Officer and
                                 Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/Alan P. Hirmes
     -----------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     October 29, 2004