Form 10-Q
period 2004-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2005-02-02
CIK 940329

M UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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
                      Consolidated Condensed Balance Sheets

                                                   ============    =============
                                                   December 31,       March 31,
                                                       2004            2004
                                                   ------------    -------------
                                                   (Unaudited)
ASSETS

Property and equipment - at cost,
  net of accumulated depreciation
  of $16,118,182 and $14,320,391,
  respectively                                     $ 65,238,783    $ 67,033,716
Cash and cash equivalents                             1,620,434       1,730,897
Cash held in escrow                                   3,406,320       3,292,937
Deferred costs, net of accumulated
  amortization of $525,387 and
  $472,279, respectively                                653,729         706,837
Other assets                                            612,749         527,773
                                                   ------------    ------------
Total assets                                       $ 71,532,015    $ 73,292,160
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (continued)

                                                   ============    =============
                                                   December 31,       March 31,
                                                       2004            2004
                                                   ------------    -------------
                                                   (Unaudited)


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                           $ 36,020,940    $ 36,312,132
  Accounts payable and other
   liabilities                                        8,916,403       8,239,856
  Due to local general partners and
   affiliates                                         2,034,374       2,116,876
  Due to general partner and affiliates               2,511,380       2,143,413
                                                   ------------    ------------
Total liabilities                                    49,483,097      48,812,277
                                                   ------------    ------------

Minority interest                                     1,882,062       1,925,663
                                                   ------------    ------------

Partners' capital (deficit):
  Limited partners (45,844 BACs
   issued and outstanding)                           20,372,722      22,736,212
  General partner                                      (205,866)       (181,992)
                                                   ------------    ------------
Total partners' capital (deficit)                    20,166,856       22,554,220
                                                   ------------    ------------
Total liabilities and partners'
  capital (deficit)                                $ 71,532,015    $ 73,292,160
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                       ==========================    ==========================
                           Three Months Ended             Nine Months Ended
                               December 31,                 December 31,
                       --------------------------    --------------------------
                          2004           2003           2004            2003
                       --------------------------    --------------------------
Revenues
Rental income          $ 1,398,001    $ 1,420,070    $ 4,261,103    $ 4,319,100
Other income
  (principally
  interest)                 49,159         43,031        141,728        141,075
                       -----------    -----------    -----------    -----------
Total revenues           1,447,160      1,463,101      4,402,831      4,460,175

Expenses
General and
  administrative           372,724        320,978      1,189,671       1,101,690
General and
  administrative-
  related parties          172,948        155,127        491,474        477,848
Repairs and
  maintenance              311,876        274,389        806,921        764,341
Operating                  188,430        160,324        576,421        508,095
Taxes                       41,388         38,082        136,549        128,132
Insurance                   93,869        102,846        289,252        265,700
Interest                   475,107        497,519      1,465,433      1,579,554
Depreciation and
  amortization             652,438        640,976      1,850,899      1,908,059
                       -----------    -----------    -----------    -----------
Total expenses           2,308,780      2,190,241      6,806,620      6,733,419
                       -----------    -----------    -----------    -----------

Loss before
  minority
  interest                (861,620)      (727,140)    (2,403,789)    (2,273,244)
Minority interest in
  loss of subsidiary
  partnerships               4,436          8,325         16,425         21,417
                       -----------    -----------    -----------    -----------
Net loss               $  (857,184)   $  (718,815)   $(2,387,364)   $(2,251,827)
                       ===========    ===========    ===========    ===========

Net loss - limited
  partners             $  (848,612)   $  (711,627)   $(2,363,490)   $(2,229,309)
                       ===========    ===========    ===========    ===========

Number of BACs
  outstanding               45,844         45,844         45,844         45,844
                       ===========    ===========    ===========    ===========

Net loss per BAC       $    (18.51)   $    (15.52)   $    (51.55)   $    (48.63)
                       ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statement of Changes in
                           Partners' Capital (Deficit)
                   For the Nine Months Ended December 31, 2004
                                   (Unaudited)

                                 ==============================================
                                                    Limited          General
                                    Total           Partners         Partner
                                 ----------------------------------------------
Partners' capital
  (deficit) - April 1,
  2004                           $ 22,554,220     $ 22,736,212     $   (181,992)

Net loss                           (2,387,364)      (2,363,490)         (23,874)
                                 ------------     ------------     ------------

Partners' capital
  (deficit) -
  December 31, 2004              $ 20,166,856     $ 20,372,722     $   (205,866)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                     ===========================
                                                          Nine Months Ended
                                                             December 31,
                                                     ---------------------------
                                                        2004            2003
                                                     ---------------------------
Cash flows from operating activities:
Net loss                                             $(2,387,364)   $(2,251,827)
                                                     -----------    -----------
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
Depreciation and amortization                          1,850,899      1,908,059
Minority interest in loss of
  subsidiary partnerships                                (16,425)       (21,417)
Increase in cash held in escrow                         (275,433)      (330,802)
Increase in other assets                                 (84,976)      (105,501)
Increase in accounts payable
  and other liabilities                                  676,547      1,096,407
Increase in due to local general
  partners and affiliates                                  7,601         11,536
Decrease in due to local general
  partners and affiliates                                 (8,808)        (4,266)
Increase in due to general
  partner and affiliates                                 367,967        308,752
                                                     -----------    -----------
  Total adjustments                                    2,517,372      2,862,768
                                                     -----------    -----------

Net cash provided by operating
  activities                                             130,008        610,941
                                                     -----------    -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                     ===========================
                                                          Nine Months Ended
                                                             December 31,
                                                     ---------------------------
                                                        2004            2003
                                                     ---------------------------

Cash flows from investing activities:
Increase in property and equipment                        (2,858)        (8,864)
Decrease (increase) in cash held in
  escrow                                                 162,050        (58,874)
Increase in due to local general
  partners and affiliates                                    130             98
Decrease in due to local general
  partners and affiliates                                (81,425)      (252,128)
                                                     -----------    -----------
Net cash provided by (used in)
  investing activities                                    77,897       (319,768)
                                                     -----------    -----------

Cash flows from financing activities:
Principal reduction of mortgage notes                   (291,192)      (518,276)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                      (27,176)             0
                                                     -----------    -----------
Net cash used in financing
  activities                                            (318,368)      (518,276)
                                                     -----------    -----------

Net decrease in cash and cash
  equivalents                                           (110,463)      (227,103)
Cash and cash equivalents at
  beginning of period                                  1,730,897      2,037,966
                                                     -----------    -----------
Cash and cash equivalents at
  end of period                                      $ 1,620,434    $ 1,810,863
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for
  interest                                           $   818,245    $   661,505
                                                     ===========    ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2004
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $2,000 and $2,000 and $7,000 and $5,000 for the three and nine months ended December 31, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain  information  and  note  disclosures   normally  included  in  financial
statements prepared in accordance with generally accepted accounting  principles

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2004
                                   (Unaudited)


have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2004, its results of operations for the three and nine months ended December 31, 2004 and 2003 and its cash flows for the nine months ended December 31, 2004 and 2003. However, the operating results for the nine months ended December 31, 2004 may not be indicative of the results for the entire year.

Rental income is recognized as rent becomes due and charged to tenants accounts receivable if not received by the due date. Rental income is typically due the first day of each month, but can vary by property due to the terms of each tenants' lease. Rental payments received in advance of the due date are deferred until earned. Rental subsidiaries are recognized as rental income during the month in which it is received and applied. The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2004
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2004 and 2003 were as follows:

                                     Three Months Ended      Nine Months Ended
                                        December 31,             December 31,
                                    --------------------    --------------------
                                      2004        2003        2004        2003
                                    --------------------    --------------------
Partnership manage-
  ment fees (a)                     $ 84,280    $ 84,280    $252,840    $252,840
Expense reimburse-
  ment (b)                            46,615      31,706     111,727     107,945
Local administrative
  fee (c)                             15,500      13,000      46,500      39,000
                                    --------    --------    --------    --------
Total general and
  administrative-
  General Partner                    146,395     128,986     411,067     399,785
                                    --------    --------    --------    --------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)                        26,553      26,141      80,407      78,063
                                    --------    --------    --------    --------
Total general and
  administrative-
  related parties                   $172,948    $155,127    $491,474    $477,848
                                    ========    ========    ========    ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10%

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2004
                                   (Unaudited)


priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,882,000 and $1,630,000 were accrued and unpaid as of December 31, 2004 and March 31, 2004, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $92,230 and $89,662 and $271,738 and $266,807 for the three and nine months ended December 31, 2004 and 2003, respectively. Of these fees, $26,553 and $26,141 and $80,407 and $78,063 were incurred to affiliates of the subsidiary partnerships' general partners.


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

As of December 31, 2004, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,396,000 remains to be paid to the Local Partnerships (including approximately $598,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the nine months ended December 31, 2004, approximately $9,000 was paid to the Local Partnerships.

For the nine months ended December 31, 2004, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased by approximately $110,000. This decrease was due to a net decrease in due to local general partners and affiliates relating to investing activities ($81,000), repayments of mortgage notes ($291,000), increase in property and equipment ($3,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($27,000) which exceeded cash provided by operating activities ($130,000) and a decrease in cash held in escrow relating to investing activities ($162,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately $1,851,000.

At December 31, 2004, there is approximately $46,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. During the nine months ended December 31, 2004, there have been no cash distributions received from the Local Partnerships.

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 31, 2004 and 2003 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 1% for both the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, due to the Department of Housing and Urban Development lowering rents at one Local Partnership.

Total expenses, excluding general and administrative, general and administrative-related parties, repairs and maintenance and operating, remained fairly consistent, with decreases of 1% and 4% for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003.

General and administrative increased approximately $52,000 and $88,000 for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to an increase in bad debt expense and legal fees at one Local Partnership in 2004.

General and administrative-related parties increased approximately $18,000 and $14,000 for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to an increase in expense reimbursements at the Partnership level.

Repairs and maintenance increased approximately $37,000 and $43,000 for three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to an increase in painting and decorating costs at two Local Partnerships and an increase in security costs at a third Local Partnership offset by a decrease at a fourth Local Partnership due to pressure washing of the exterior, tree trimming, and exterior repairs during the prior year.

Operating expense increased approximately $28,000 and $68,000 for the three and nine months ended December 31, 2004 as compared to the corresponding periods in

2003, primarily due to increases in water and sewer costs at two Local Partnerships and an increase in electrical expense at a third Local Partnership.

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

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Unregistered Sales of Equity in Securities and Use of Proceeds - None

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

Date:  February 2, 2005

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   President and Member
                                   (Chief Executive Officer and Chief Financial
                                    Officer)

Date:  February 2, 2005

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps,
                                   Treasurer
                                   (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: February 2, 2005
               ----------------

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Chief Executive Officer and
                                       Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-Q for the period ended December 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/Alan P. Hirmes
     -----------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     February 2, 2005