Form 10-K
period 2005-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2005-06-13
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

                                       OR

[  ]   TRANSITION   REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-17015

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     Delaware                                   13-3809869
-------------------------------------------------          ---------------------
 (State or other jurisdiction of incorporation or           (I.R.S. Employer
                  organization)                             Identification No.)

      625 Madison Avenue, New York, New York                      10022
-------------------------------------------------          ---------------------
     (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Limited Partnership Interests and Beneficial Assignment Certificates

       (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

       The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2004 was $21,221,000, based on Limited Partner equity as of such date.


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


Item 1.  Business

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

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). As of March 31, 2005, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. The Partnership's investments in Local Partnerships represent from 98.99% to 99.89% interests except for one investment which is a 58.12% interest. As of March 31, 2005, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the
Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,391,000 remains to be paid to the Local Partnerships (including approximately $593,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. See Item 2, Properties, below.

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

The tax credits ("Tax Credits") are attached to a subsidiary partnership ("Local Partnership") for a period of 10 years (the "Tax Credit Period") and are transferable with the property during the entirety of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Tax Credit periods are scheduled to expire at various times through December 31, 2012 with respect to the Local Partnerships depending upon when the Tax Credit Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time the property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2005, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Tax Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

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

Item 2.  Properties

As of March 31, 2005, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents
58.12% of the partnership interest in the subsidiary partnership (the other 41.86% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties may be found in Item 15. Schedule III .

                           Local Partnership Schedule
                           --------------------------

                                                                               Percentage of Units
                                                                                Occupied at May 1,
       Name and Location                                           --------------------------------------------
       (Number of Units)                       Date Acquired       2005      2004      2003      2002      2001
--------------------------------------------------------------     ----      ----      ----      ----      ----
BX-8A Team Associates, L.P.                     October 1995       100%       98%       93%      100%       95%
  Bronx, NY (41)

Westminster Park Plaza                          June 1996           94%       98%       98%       99%       98%
(a California Limited Partnership)
  Los Angeles, CA (130)

Fawcett Street Limited Partnership              June 1996          100%       97%      100%       98%       98%
  Tacoma, WA (60)

Figueroa Senior Housing Limited Partnership     November 1996       97%       98%       98%      100%       99%
   Los Angeles, CA (66)

NNPHI Senior Housing Limited Partnership        December 1996      100%       97%       99%      100%       99%
   Los Angeles, CA (75)

Belmont/McBride Apartments Limited Partnership  January 1997        95%      100%       98%       95%      100%
   Paterson, NJ (42)

Sojourner Douglass, L.P.                        February 1997      100%      100%      100%      100%       95%
   Paterson, NJ (20)

New Zion Apartments Limited Partnership         October 1997        94%       96%       95%       88%      100%
   Shreveport, LA (100)

Bakery Village Urban Renewal Associates, L.P.   December 1997       98%       98%       99%      100%       99%
   Montclair, NJ (125)

Marlton Housing Partnership, L.P.               May 1998            96%       96%       92%      100%      100%
(a Pennsylvania limited partnership)
   Philadelphia, PA (25)

GP Kaneohe Limited Partnership                  July 1999          100%      100%      100%       98%      100%
   Kaneohe, HI (44)

KSD Village Apartments, Phase II, Ltd.          July 1999           94%      100%       94%       88%       88%
   Danville, KY (16)

Kanisa Apartments, Ltd.                         October 1999        92%       86%       88%       86%       92%
   Fayette County, KY (59)

Guymon Housing Partners, L.P.                   December 1999       96%       96%      100%      100%      100%
   Guymon, OK (92)

Leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

Management continuously reviews the physical state of the properties and suggests to the respective Local General Partners budget improvements which are generally funded from cash flow from operations or release of replacement reserve escrows.

Management periodically reviews the insurance coverage of the properties and believes such coverage is adequate.

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

As of March 31, 2005, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 4, 2005, the Partnership has approximately 2,534 registered holders of an aggregate of 45,844 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.

The Partnership has made no distributions to the BACs holders as of March 31, 2005. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                                 Year Ended March 31,
                                     -----------------------------------------------------------------------------
            OPERATIONS                   2005           2004           2003*           2002             2001
------------------------------------ -------------  -------------  --------------  --------------  ---------------

 Revenues                            $  5,968,825   $  5,869,146   $   5,799,931   $   5,691,878   $    5,848,287

 Operating expenses                    (9,234,871)    (8,956,621)     (9,213,437)     (9,032,990)      (9,641,822)
                                      ------------   ------------   -------------   -------------    -------------

 Loss before minority interest         (3,266,046)    (3,087,475)     (3,413,506)     (3,341,112)      (3,793,535)

 Minority interest in loss of
  subsidiary
  partnership                              29,336         26,201          34,355          34,650           19,869
                                      ------------   ------------   -------------   -------------    -------------

 Net loss                            $ (3,236,710)  $ (3,061,274)  $  (3,379,151)  $  (3,306,462)  $   (3,773,666)
                                      ============   ============   =============   =============    =============

 Net loss per weighted average BAC   $     (69.90)  $     (66.11)  $      (72.97)  $      (71.40)  $       (81.49)
                                      ============   ============   =============   =============    =============


                                                                 Year Ended March 15,
                                     -----------------------------------------------------------------------------
        FINANCIAL POSITION               2005           2004           2003            2002             2001
------------------------------------ -------------  -------------  --------------  --------------  ---------------

 Total assets                        $ 70,814,773   $ 73,292,160   $  75,661,500   $  78,765,789   $   80,941,604
                                      ============   ============   =============   =============    =============

 Total liabilities                   $ 49,612,903   $ 48,812,277   $  48,094,142   $  47,526,993   $   46,542,781
                                      ============   ============   =============   =============    =============

 Minority interest                   $  1,884,360   $  1,925,663   $   1,951,864   $   2,244,151   $    2,097,716
                                      ============   ============   =============   =============    =============

 Total partners' capital             $ 19,317,510   $ 22,554,220   $  25,615,494   $  28,994,645   $   32,301,107
                                      ============   ============   =============   =============    =============

* Reclassified for comparative purposes.

At March 31, 2005, 2004, 2003 2002 and 2001, total assets decreased approximately $2,477,000, $2,369,000, $3,104,000, $2,176,000 and $5,446,000 due
to depreciation and amortization and a reduction in cash and cash equivalents. At March 31, 2005, 2004, 2003, 2002 and 2001, property and equipment decreased approximately $2,353,000, $2,358,000, $2,532,000, $1,376,000 and $1,152,000
primarily due to depreciation expense. At March 31, 2005, 2004 and 2003, mortgage notes decreased approximately $214,000, $89,000 and $339,000, respectively. At March 31, 2002 and 2001 mortgage notes increased approximately $79,000 and $1,100,000, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2005, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,391,000 remains to be paid to the Local Partnerships (including approximately $593,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. During the year ended March 31, 2005, approximately
$14,000 was paid to Local Partnerships. The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no such adjustments made during the year ended March 31, 2005.

As of March 31, 2005, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased approximately ($67,000) due to the acquisition of property and equipment ($38,000), an increase in cash held in escrow relating to investing activities ($64,000), repayments of mortgage notes ($214,000), a net decrease in due to local general partners and affiliates relating to investing activities ($375,000), an increase in deferred costs
($5,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($12,000) which exceeded cash provided by operating activities ($641,000). Included in the adjustments to reconcile the net loss to net cash provided by operations is depreciation and amortization of approximately $2,448,000.

Total expenses for the years ended March 31, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $4,062,712 and $3,846,737, respectively. Accounts payable and other liabilities totaled $9,075,556 and $8,239,856, respectively, which are comprised of the following amounts:

                                                March 31,
                                    -------------------------------
                                         2005              2004
                                    --------------   --------------
Accounts payable                     $    457,500     $    540,436
Accrued interest payable                8,236,181        7,318,920
Security deposits payable                 381,875          380,500
                                      -----------      ------------

   Total accounts payable            $  9,075,556     $   8,239,856
                                      ===========      ============

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 91% and 89% of the total accounts payable and other liabilities amount at March 31, 2005 and 2004. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local
Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

A working capital reserve has been designated from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2005, approximately $33,000 of this reserve remained unused. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the year ended March 31, 2005, there were no distributions from Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty
Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of both March 31, 2005 and 2004, the gross amount of the Operating Deficit Guarantees aggregate approximately $1,897,000. As of both March 31, 2005 and 2004, $0 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately $1,967,000 and $1,630,000 were accrued and unpaid as of March 31, 2005 and 2004, respectively.

The Partnership has invested all of the net proceeds available for investment in fourteen Local Partnerships, of which all will generate tax credits in 2005. Due to increased market demand for investments in properties that were eligible to receive tax credits at the time the Partnership was investing its capital and limitations on the types of investments which may be obtained by the Partnership the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership have increased. As a result of these changes, management does not believe that the Partnership has been able to invest the proceeds available for investment in a manner which will enable the Partnership to achieve tax credits in the range of $140-150 for each $1,000 BAC each year in which the Partnership is receiving its full entitlement of tax credits.

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

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments as of March 31, 2005, to make future payments under its debt agreements and other contractual obligations.

                                               Less than          1 - 3             3 -5           More than
                                 Total          1 Year            Years             Years           5 Years
                            -------------    -------------    -------------     -------------    --------------
Mortgage notes payable (a)  $  36,098,561    $     637,599    $   1,129,240     $   1,107,031    $  33,224,691
                             ============     ============     ============      ============     ============

(a) The mortgage loans are payable in aggregate monthly installments of approximately $131,000 including principal and interest with rates varying from 0% to 9.11% per annum and have maturity dates ranging from 2008 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents and leases, and are without further recourse.

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

a) Property and Equipment/Valuation of Long-Lived Assets

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

Through March 31, 2005, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

b)  Revenue Recognition

Rental income is earned under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues include the following amounts at both the Partnership and Local Partnership level:

                                                 Years Ended March 31,
                                    ------------------------------------------------
                                        2005             2004             2003
                                    --------------   --------------   --------------
Interest                            $       34,738    $      41,261    $      77,958
Other                                      249,548          199,750          201,559
                                      ------------     ------------     ------------

   Total other revenue              $      284,286    $     241,011    $     279,517
                                      ============     ============     ============

c)  Related Parties

Under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring Acquisition Fees, a nonaccountable Acquisition Expense allowance, an accountable expense reimbursement and Subordinated Disposition Fees to the General Partner and/or its affiliates. In addition, the General Partner is entitled to a subordinated interest in Cash from Sales or Financings and a 1% interest in Net Income, Net Loss, Distributions of Adjusted Cash from Operations and Cash from Sales or Financings. Certain members and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 to the Financial Statements in
Item 8, which is incorporated herein by reference.

New Accounting Pronouncements
-----------------------------

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal period beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were originally applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) does not have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------

The net loss for the years ended March 31, 2005, 2004 and 2003 totaled $3,236,710, $3,061,274 and $3,379,151, respectively.

The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a property when the credit period for such property commenced. Because of the time required for the acquisition, completion and rent-up of properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,356,758 of Housing Tax Credits during each of the 2004, 2003 and 2002 tax years.

The Partnership's results of operations for the years ended March 31, 2005, 2004 and 2003 consisted primarily of the results of the Partnership's investment in fourteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

2005 vs. 2004
-------------

Rental income increased approximately 1% for the year ended March 31, 2005 as compared to the corresponding period ended March 31, 2004, primarily due to rental rate increases.

Other income increased approximately $43,000 for the year ended March 31, 2005 as compared to the corresponding period ended March 31, 2004, primarily due to the write-off of certain payables at one Local Partnership and an increase in late charges and insufficient funds charges at a second Local Partnership.

Total expenses, excluding general and administrative-related parties and repairs and maintenance, remained fairly consistent with an increase of approximately 1% for the year ended March 31, 2005 as compared to the corresponding period ended March 31, 2004.

General and administrative-related parties increased approximately $69,000 for the year ended March 31, 2005, as compared to the corresponding period ended March 31, 2004, primarily due to two Local Partnerships changing from third party management companies in 2004 to affiliated management companies in 2005.

Repairs and  maintenance  increased  approximately  $103,000  for the year ended
March 31, 2005, as compared to the corresponding period ended March 31, 2004, primarily due to an increase in supplies and miscellaneous maintenance expense at one Local Partnership, the building exterior being painted and an increase in wheelchair lift repairs at a second Local Partnership and an increase in exterior painting expense at a third Local Partnership.

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

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor. However, continued inflation may result in appreciated values of the Local Partnership's apartment complexes over a period of time as rental revenues and replacement cost continue to increase.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.11% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8,
Note 3 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable. The Partnership does not have any other market risk sensitive instruments.

Item 8.    Financial Statements and Supplementary Data
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a)1.      Consolidated Financial Statements

           Report of Independent Registered Public Accounting
             Firm                                                          13

           Consolidated Balance Sheets at March 31, 2005 and 2004          45

           Consolidated Statements of Operations for the years
             ended March 31, 2005, 2004 and 2003                           46

           Consolidated Statements of Changes in Partners'
             Capital (Deficit) for the years ended
             March 31, 2005, 2004 and 2003                                 47

           Consolidated Statements of Cash Flows for the years
             ended March 31, 2005, 2004 and 2003                           48

           Notes to Consolidated Financial Statements                      49

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TO THE PARTNERS OF INDEPENDENCE TAX CREDIT PLUS L.P. IV
  AND SUBSIDIARIES


         We have audited the accompanying consolidated balance sheets of INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES (a Delaware limited partnership) as of March 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of fourteen, fourteen and thirteen subsidiary partnerships, whose losses aggregated $2,682,216, $2,485,937 and $2,801,465 for the years ended March 31, 2005, 2004 and 2003, respectively, and whose assets constituted 96% of consolidated assets at March 31, 2005 and 2004. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

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

         In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years ended in the three-year period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



/s/ Friedman LLP
Friedman LLP
New York, New York
June 10, 2005

[LETTERHEAD OF REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
BX 8A Team Associates, L.P.

We have audited the accompanying balance sheets of BX 8A Team Associates, L.P., for the years ended December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX 8A Team Associates, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Atlanta, Georgia
February 1, 2005

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 3, 2004

[LETTERHEAD OF REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Westminster Park Plaza, L.P.

We have audited the accompanying balance sheets of Westminster Park Plaza, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Park Plaza, L.P. as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Sacramento, California
January 18, 2005

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

/s/ Reznick Fedder & Silverman
Sacramento, California
January 16, 2004

[LETTERHEAD OF MCDANIEL & HALLSTROM]

To the Partners
FAWCETT STREET LIMITED PARTNERSHIP
Tacoma, Washington

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McDaniel & Hallstrom, CPA's
Belfair, Washington
January 31, 2005

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

/s/ McDaniel & Hallstrom, CPA's
Belfair, Washington
February 6, 2004

[LETTERHEAD OF CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
Figueroa Senior Housing Limited Partnership
Los Angeles, California

I have audited the balance sheet of Figueroa Senior Housing Limited Partnership at December 31, 2004, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Figueroa Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership at December 31, 2004 and the results of its operations for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford Benn, CPA
January 27, 2005
Carson, California

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

/s/ Clifford Benn, CPA
March 3, 2003
Carson, California

[LETTERHEAD OF CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
NNPHI Senior Housing, L.P.
Los Angeles, California

I have audited the balance sheet of NNPHI Senior Housing, L.P. at December 31, 2004, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of NNPHI Senior Housing, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing, L.P. at December 31, 2004, and the results of its operations for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford Benn, CPA
January 27, 2005
Carson, California

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

[LETTERHEAD OF REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Belmont/McBride Apartments
Urban Renewal Associates Limited Partnership

We have audited the accompanying balance sheets of Belmont/McBride Apartments Urban Renewal Associates Limited Partnership as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belmont/McBride Apartments Urban Renewal Associates Limited Partnership as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
January 19, 2005

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 23, 2004

[LETTERHEAD OF KOCH GROUP & COMPANY, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sojourner Douglas Urban Renewal Partnership, L.P.

We have audited the accompanying balance sheet of Sojourner Douglas Urban Renewal Partnership, L.P. (A Limited Partnership) as of December 31, 2004 and 2003 and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sojourner Douglas Urban Renewal Partnership, L.P. (A Limited Partnership) as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficiency) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Koch Group & Company, LLP
New York, New York
January, 21, 2005

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

/s/ Friedman Alpren & Green LLP
New York, New York
February 3, 2003

[LETTERHEAD OF COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2004, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership at December 31, 2004, and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2004 taken as a whole. The accompanying supplemental information (Schedules 1 through 8) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2005 on our consideration of New Zion Apartments Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements, and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
Federal ID No. 72-0506596
Lead Auditor: Steven W. Hedgepeth
January 26, 2005

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

[LETTERHEAD OF REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying balance sheets of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
February 28, 2005

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

[LETTERHEAD OF REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Marlton Housing Partnership, L.P.

We have audited the accompanying balance sheets of Marlton Housing Partnership, L.P. as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlton Housing Partnership, L.P. at December 31, 2004 and 2003, and the results of its operations, the changes in its partners' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
January 28, 2005

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 6, 2004

[LETTERHEAD OF FAVORS & ASSOCIATES, CPA's, P.S.]

INDEPENDENT AUDITORS' REPORT

To the Partners
GP Kaneohe Limited Partnership

We have audited the accompanying balance sheets of GP Kaneohe Limited Partnership as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GP Kaneohe Limited Partnership as of December 31, 2004 and 2003, and the results of its operations, the changes in its partners' capital (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Favors & Associates, CPA's, P.S.
Fircrest, Washington
January 31, 2005

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

/s/ Favors & Associates, CPA's, P.S.
Fircrest, Washington
March 13, 2003

[LETTERHEAD OF MILLER, MAYER, SULLIVAN, & STEVENS, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
KSD Village Apartments, Phase II, Ltd,

We have audited the accompanying balance sheets of KSD Village Apartments, Phase II, Ltd. as of December 31, 2004 and 2003 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KSD Village Apartments, Phase II, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller, Mayer, Sullivan, & Stevens, LLP
Lexington, Kentucky
February 1, 2005

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

/s/ Miller, Mayer, Sullivan, & Stevens, LLP
Lexington, Kentucky
January 23, 2004

[LETTERHEAD OF MILLER, MAYER, SULLIVAN, & STEVENS, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Kanisa Apartments Ltd.

We have audited the accompanying balance sheets of Kanisa Apartments, Ltd., complex no. 083-98017, as of December 31, 2004 and 2003 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kanisa Apartments, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a reports dated February 8, 2005 on our consideration of Kanisa Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements, and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Miller, Mayer, Sullivan, & Stevens, LLP
Lexington, Kentucky
February 8, 2005
EIN: 61-0866166
Lead Auditor: Darren C. Johnson, CPA
Audit Principal: John T. Miller, CPA

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

[LETTERHEAD OF HANKINS & COMPANY]

INDEPENDENT AUDITOR'S REPORT

Partners
Guymon Housing Partners Limited Partnership
D/B/A Blue Quail Apartments

We have audited the accompanying balance sheets of GUYMON HOUSING PARTNERS LIMITED PARTNERSHIP, D/B/A BLUE QUAIL APARTMENTS as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GUYMON HOUSING PARTNERS LIMITED PARTNERSHIP, D/B/A BLUE QUAIL APARTMENTS as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hankins & Company
February 18, 2005
Fort Smith, Arkansas

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

/s/ Hankins & Company
February 20, 2004
Fort Smith, Arkansas

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                   March 31,
                                                                         ------------------------------
                                                                             2005             2004
                                                                         -------------    -------------
Property and equipment - at cost, less accumulated depreciation
(Notes 2 and 4)                                                          $ 64,680,722     $ 67,033,716
Cash and cash equivalents (Notes 2 and 10)                                  1,663,931        1,730,897
Cash held in escrow (Note 5)                                                3,303,235        3,292,937
Deferred costs, less accumulated amortization (Notes 2 and 6)                 654,969          706,837
Other assets                                                                  511,916          527,773
                                                                          ------------     ------------

Total assets                                                             $ 70,814,773     $ 73,292,160
                                                                          ============     ============


                               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities:
Mortgage notes payable (Note 7)                                          $ 36,098,561     $ 36,312,132
Accounts payable and other liabilities                                      9,075,556        8,239,856
Due to local general partners and affiliates (Note 8)                       1,759,198        2,116,876
Due to general partner and affiliates (Note 8)                              2,679,588        2,143,413
                                                                          ------------     ------------

Total liabilities                                                          49,612,903       48,812,277
                                                                          ------------     ------------

Minority interest                                                           1,884,360        1,925,663
                                                                          ------------     ------------

Commitments and contingencies (Note 10)

Partners' capital (deficit):
Limited partners (100,000 BACs authorized; 45,844 issued and
outstanding) (Note 1)                                                      19,531,870       22,736,212

General partner                                                              (214,360)        (181,992)
                                                                          ------------     ------------

Total partners' capital (deficit)                                          19,317,510       22,554,220
                                                                          ------------     ------------

Total liabilities and partners' capital (deficit)                        $ 70,814,773     $ 73,292,160
                                                                          ============     ============

The   accompanying   notes   are  an   integral   part  of  these   consolidated
financialstatements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Years Ended March 31,
                                               ----------------------------------------------
                                                   2005             2004            2003*
                                               -------------    -------------   -------------
Revenues
Rental income                                  $  5,684,539     $   5,628,135    $  5,520,414
Other income (principally interest income)          284,286           241,011         279,517
                                                ------------     ------------     -----------

                                                  5,968,825         5,869,146       5,799,931
                                                ------------     ------------     -----------

Expenses
General and administrative                        1,559,770         1,491,281       1,761,753
General  and  administrative-related  parties
(Note 8)                                            725,342           655,979         618,694
Repairs and maintenance                           1,115,171         1,011,987         910,719
Operating and other                                 825,660           780,876         734,157
Taxes                                               166,518           178,046         221,980
Insurance                                           395,593           384,547         312,659
Interest                                          1,998,814         1,977,957       2,106,166
Depreciation and amortization                     2,448,003         2,475,948       2,547,309
                                                ------------     ------------     -----------

Total expenses                                    9,234,871         8,956,621       9,213,437
                                                ------------     ------------     -----------

Net loss before minority interest                (3,266,046)       (3,087,475)     (3,413,506)

Minority   interest  in  loss  of  subsidiary
partnerships                                         29,336            26,201          34,355
                                                ------------     ------------     -----------

Net loss                                       $ (3,236,710)    $  (3,061,274)   $ (3,379,151)
                                                ============     ============     ===========

Net loss - limited partners                    $ (3,204,343)    $  (3,030,661)   $ (3,345,359)
                                                ============     ============     ===========

Number of BACs outstanding                           45,844            45,844          45,844
                                                ============     ============     ===========

Net loss per weighted average BAC              $     (69.90)    $      (66.11)   $     (72.97)
                                                ============     ============     ===========


* Reclassified for comparative purposes.

The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 2005, 2004 and 2003

                                                                 Limited         General
                                                   Total         Partners        Partners
                                               ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2002    $ 28,994,645    $ 29,112,232    $   (117,587)

Net loss                                         (3,379,151)     (3,345,359)        (33,792)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2003     25,615,494      25,766,873        (151,379)

Net loss                                         (3,061,274)     (3,030,661)        (30,613)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2004     22,554,220      22,736,212        (181,992)

Net Loss                                         (3,236,710)     (3,204,342)        (32,368)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2005   $ 19,317,510    $ 19,531,870    $   (214,360)
                                               ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended March 31,
                                                                    -----------------------------------------
                                                                       2005           2004            2003*
                                                                    -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                            $(3,236,710)   $(3,061,274)   $(3,379,151)
                                                                    -----------    -----------    -----------
Adjustments to reconcile  net loss to net cash provided by
  (used in) operating activities:
Depreciation and amortization                                         2,448,003      2,475,948      2,547,309
Minority  interest in loss of subsidiary
  partnerships                                                          (29,336)       (26,201)       (34,355)
Decrease (increase) in cash held in escrow                               54,158        (11,343)      (520,897)
Decrease (increase) in other assets                                      15,857        (34,837)       (67,450)
Increase in accounts payable and other
  liabilities                                                           835,700        810,443        766,179
Increase in due from local general partners and
  affiliates                                                             17,379         16,677         28,077
Decrease in due from local general partners and
  affiliates                                                                  0         (1,881)       (59,574)
Increase in due to general partner and
  affiliates                                                            536,175        462,839        334,459
                                                                    -----------    -----------    -----------
Total adjustments                                                     3,877,936      3,691,645      2,993,748
                                                                    -----------    -----------    -----------

Net cash  provided by (used  in) operating activities                   641,226        630,371       (385,403)
                                                                    -----------    -----------    -----------

Cash flows from investing activities:
(Acquisition) disposition of property and  equipment                    (37,758)       (47,194)        74,938
(Increase) decrease in cash held in escrow                              (64,456)      (320,303)       647,299
Increase in due to local  general partners and affiliates                 6,268         14,378          5,789
Decrease in due to local  general partners and affiliates              (381,325)      (495,447)      (168,957)
                                                                    -----------    -----------    -----------

Net cash (used in) provided by investing activities                    (477,271)      (848,566)       559,069
                                                                    -----------    -----------    -----------

Cash flows from financing activities:
Proceeds from mortgage notes                                                  0      1,992,000              0
Repayments of mortgage notes                                           (213,571)    (2,080,874)      (338,824)
Increase in deferred costs                                               (5,383)             0              0
Decrease  in  capitalization of consolidated subsidiaries attrib-
  utable to minority interest                                           (11,967)             0       (257,932)
                                                                    -----------    -----------    -----------

Net cash used in financing activities                                  (230,921)       (88,874)      (596,756)
                                                                    -----------    -----------    -----------

Net decrease in cash and cash equivalents                               (66,966)      (307,069)      (423,090)

Cash and cash equivalents at beginning of year                        1,730,897      2,037,966      2,461,056
                                                                    -----------    -----------    -----------

Cash and cash equivalents at end of year                            $ 1,663,931    $ 1,730,897    $ 2,037,966
                                                                    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the year for interest                              $ 1,081,553    $ 1,156,624    $ 1,321,322
                                                                    ===========    ===========    ===========


 * Reclassified for comparative purposes.

The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

As of March 31, 2005, the Partnership has acquired limited partnership interests in fourteen subsidiary partnerships, all of which have been consolidated. The Partnership does not anticipate acquiring limited partnership interests in additional subsidiary partnerships. The Partnership's investments in Local
Partnerships represent from 98.99% to 99.89% interests, except for one investment which is a 58.12% interest.

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and fourteen subsidiary partnerships for the years ended March 31, 2005, 2004 and 2003, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of the consolidated subsidiaries attributable to minority interests arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $8,000, $7,000 and $7,000 for the years ended March 31, 2005, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2005.

Through March 31, 2005, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

e)  Revenue Recognition

Rental income is earned under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues include the following amounts at both the Partnership and Local Partnership level:

                                                 Years Ended March 31,
                                    ------------------------------------------------
                                        2005             2004             2003
                                    --------------   --------------   --------------
Interest                            $      34,738    $      41,261    $      77,958
Other                                     249,548          199,750          201,559
                                      ------------     ------------     ------------

   Total other revenue              $     284,286    $     241,011    $     279,517
                                      ============     ============     ============

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

h)  Deferred Acquisition Costs

Acquisition costs and fees incurred in connection with the purchase of interests in certain subsidiary partnerships have been capitalized as property costs and are being amortized over the lives of the related properties.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable and construction loans payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable and construction loans payable are as follows:

                                                March 31, 2005             March 31, 2004
                                          -------------------------   -------------------------
                                           Carrying                    Carrying
                                            Amount       Fair Value     Amount       Fair Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value        $27,283,559   $27,788,720   $25,506,043   $26,120,070
Not practicable                           $ 8,815,002           (a)   $10,806,089           (a)

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


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                                           March 31,                 Estimated
                                                  -----------------------------    Useful Lives
                                                      2005            2004            (Years)
                                                  -------------   -------------    -------------
Land                                              $   3,307,496     $  3,307,496
Building and improvements                            76,921,411       76,929,935        27.5
Furniture and fixtures                                1,160,052        1,116,676         5-7
                                                   ------------     ------------

                                                     81,388,959       81,354,107
Less:  Accumulated depreciation                     (16,708,237)     (14,320,391)
                                                   ------------     ------------

                                                  $  64,680,722    $  67,033,716
                                                   ============     ============

Included in property and equipment at March 31, 2005 and 2004, was $2,750,640 of acquisition fees paid to the General Partner and $708,031 of third party acquisition expenses. In addition, as of March 31, 2005 and 2004, building and improvements includes $343,161 of capitalized interest. No interest was capitalized during the years ended March 31, 2005, 2004 and 2003.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $4,235,495 to the local general partners and affiliates as of both March 31, 2005 and 2004. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2005, 2004 and 2003 amounted to $2,390,752, $2,405,192 and $2,457,136, respectively. Accumulated depreciation of $2,906 was written off for the year ended March 31, 2005.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                                      March 31,
                                                            ------------------------------
                                                                2005             2004
                                                            -------------    -------------
Purchase price payments*                                    $     593,023     $    606,660
Real estate taxes, insurance and other                          2,710,212        2,686,277
                                                             ------------      -----------

                                                            $   3,303,235     $  3,292,937
                                                             ============      ===========

* Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                            March 31,
                                                  ------------------------------
                                                      2005            2004            Period
                                                  -------------   --------------   -------------
Financing costs                                   $   1,006,807    $   1,001,424         *
Other deferred costs                                    177,692          177,692
                                                   ------------     ------------
                                                      1,184,499        1,179,116
Less:  Accumulated amortization                        (529,530)        (472,279)
                                                   ------------     ------------

                                                  $     654,969    $     706,837
                                                   ============     ============

* Over the life of the related mortgage note.

Amortization expense for the years ended March 31, 2005, 2004 and 2003 amounted to $57,251, $70,756 and $90,173, respectively.


NOTE 7 - Mortgage Loans Payable

The mortgage loans are payable in aggregate monthly installments of approximately $131,000 including principal and interest with rates varying from 0% to 9.11% per annum and have maturity dates ranging from 2008 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents and leases, and are without further recourse.

Annual principal payments on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

  Fiscal Year                             Amount
-----------------                      -------------
    2005                               $    637,599
    2006                                    578,176
    2007                                    551,064
    2008                                    567,976
    2009                                    539,055
    Thereafter                           33,224,691
                                        -----------

                                       $ 36,098,561
                                        ===========

The mortgage agreements generally require monthly deposits to replacement reserves and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

Accrued interest payable amounted to approximately $8,236,000 and $7,319,000 as of March 31, 2005 and 2004, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. Accrued interest payable is included in accounts payable and other liabilities on the Consolidated Balance Sheets.


NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro-rata share of profits, losses and tax credits.

A)  Guarantees

In November  2002,  FASB  Interpretation  No. 45,  "Guarantor's  Accounting  and
Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45"), was issued. The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing or modifying any guarantee after December 31, 2002. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimated. The Partnership has not issued or modified any existing guarantees. The adoption of the accounting recognition provision of FASB Interpretation No. 45 does not have a material impact on the Partnership's future financial position or results of operations.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty
Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of both March 31, 2005 and 2004, Operating Deficit Guarantees aggregate approximately $1,897,000. As of both March 31, 2005 and 2004, $0 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

B)  Related Party Expenses

Expenses incurred to related parties for the years ended March 31, 2005, 2004 and 2003 were as follows:

                                                                    Year Ended March 31,
                                                       -----------------------------------------------
                                                           2005             2004              2003
                                                       -------------    -------------    -------------
Partnership management fees (a)                        $     337,122    $     337,120    $     337,120
Expense reimbursements (b)                                   145,390          143,665          111,856
Local administrative fees (d)                                 60,000           62,000           53,000
                                                        ------------     ------------     ------------

Total general and administrative - General Partner           542,512          542,785          501,976

Property  management  fees  incurred to affiliates of
  the subsidiary partnerships' general partners (c)          182,830          113,194          116,718
                                                        ------------     ------------     ------------

Total general and administrative-
related parties                                        $     725,342    $     655,979    $     618,694
                                                        ============     ============     ============


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not previously paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,967,000 and $1,630,000 were accrued and unpaid as of March 31, 2005 and 2004, respectively.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


(c) Property management fees incurred by the Local Partnerships amounted to $384,730, $371,375 and $354,672 for the years ended March 31, 2005, 2004 and
2003, respectively. Of these fees, $182,830, $113,194 and $116,718 was incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

C) Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                                          March 31,
                                                               --------------------------------
                                                                   2005              2004
                                                               -------------     --------------
Development fee payable                                         $  1,796,549      $  2,071,854
General partner loan payable                                          40,000            40,000
General partner loan receivable                                     (236,946)         (161,602)
Construction advances                                                 25,000            50,000
Construction costs payable                                            56,652            56,652
Operating advances                                                     6,000             5,408
Management and other fees                                             71,943            54,564
                                                                 -----------       ------------

                                                                $  1,759,198      $  2,116,876
                                                                 ===========       ============


NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                          Year Ended December 31,
                                                               ----------------------------------------------
                                                                   2004            2003             2002
                                                               -------------   --------------   -------------
Financial statement net loss                                   $ (3,236,710)   $  (3,061,274)   $ (3,379,151)

Differences between depreciation and amortization expense
  for financial reporting purposes and income tax purposes         (414,255)        (373,268)       (356,405)

Differences resulting from parent company having a different
  fiscal year for income tax and financial reporting purposes      (137,734)        (101,920)        (81,578)

Tax exempt interest income                                          (10,841)          (7,913)        (15,073)

Other, including accruals for financial reporting purposes
  not deductible for income tax purposes until paid                 162,875          (19,868)       (228,738)
                                                                ------------     ------------    ------------

Net loss as shown on the income tax returns                    $ (3,636,665)   $  (3,564,243)   $ (4,060,945)
                                                                ============     ============    ============


NOTE 10 - Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation for up to $100,000. At March 31, 2005, uninsured cash and cash equivalents at various banking institutions approximated $1,508,000.

b)  Leases

One subsidiary partnership is leasing the land on which the Project is located, for a term of 65 years starting on July 14, 1982. At December 31, 2004, the subsidiary partnership is obligated to pay rent of $1 per annum.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


c)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a property when the credit period for such property commences. Because of the time required for the acquisition, completion and rent-up of properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,356,758 of Housing Tax Credits during each of the 2004, 2003 and 2002 tax years. The Housing Tax Credits expire at various times through 2012.


NOTE 11 - New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal period beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were originally applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) does not have a material impact on the Partnership's financial reporting and disclosures.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 11 - Selected Quarterly Financial Data (Unaudited)

                                                                              Quarter Ended
                                                      ------------------------------------------------------------

                                                          June 30,    September 30,   December 31,     March 31,
                  OPERATIONS                               2004           2004            2004           2005
----------------------------------------------        --------------  -------------  --------------  -------------
Revenues                                              $   1,480,858   $  1,474,813   $   1,447,160   $  1,565,994

Operating expenses                                       (2,300,584)    (2,197,256)     (2,308,780)    (2,428,251)
                                                        ------------   ------------    ------------   ------------

Loss before minority interest                              (819,726)      (722,443)       (861,620)      (862,257)

Minority interest in loss of subsidiaries                     5,061          6,928           4,436         12,911
                                                        ------------   ------------    ------------   ------------

Net loss                                              $    (814,665)  $   (715,515)  $    (857,184)  $   (849,346)
                                                        ============   ============    ============   ============

Net loss per weighted average BAC                     $      (17.59)  $     (15.45)  $      (18.51)  $     (18.35)
                                                        ============   ============    ============   ============


                                                                             Quarter Ended
                                                      ------------------------------------------------------------

                                                          June 30,    September 30,   December 31,     March 31,
                  OPERATIONS                               2003           2003            2003           2004
----------------------------------------------        --------------  -------------  --------------  -------------
Revenues                                              $   1,502,664   $  1,494,410   $   1,463,101   $  1,408,971

Operating expenses                                       (2,283,832)    (2,259,346)     (2,190,241)    (2,223,202)
                                                        ------------   ------------    ------------   ------------

Loss before minority interest                              (781,168)      (764,936)       (727,140)      (814,231)

Minority interest in loss of subsidiaries                     4,721          8,371           8,325          4,784
                                                        ------------   ------------    ------------   ------------

Net loss                                              $    (776,447)  $   (756,565)  $    (718,815)  $   (809,447)
                                                        ============   ============    ============   ============

Net loss per weighted average BAC                     $      (16.77)  $     (16.34)  $      (15.52)  $     (17.48)
                                                        ============   ============    ============   ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C, the general partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C, the general partner of the Partnership, concluded that, as of the period covered by this report, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C, the general partner of the Partnership by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

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

Certain information concerning the executive officers and directors of the General Partner of RCMP is set forth below.

Name                                     Position
----------------------                   ---------------------------------------

Alan P. Hirmes                           Director and President of RCMP
                                         President and Member of RILLC

                                         Director and Executive  Vice President
Michael J. Wechsler                      of RCMP

                                         Senior  Vice  President  and Member of
Stuart J. Boesky                         RILLC

Marc D. Schnitzer                        Vice President of RILLC

Denise L. Kiley (1)                      Vice President of RILLC

Glenn F. Hopps                           Treasurer of RILLC

Teresa Wicelinski                        Secretary of RILLC

(1) On February 25, 2005, Ms. Kiley announced her retirement as Chief Credit Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the managing member of the General Partner. Upon her retirement, she will also resign from her position as Vice President of RILLC of the General Partner.

ALAN P. HIRMES, 50, is a Director and President of RCMP and President of RILLC. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of RCC. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company ("CharterMac") and American Mortgage Acceptance Company.

MICHAEL J. WECHSLER, 66, is a Director and Executive Vice President of RCMP. Mr. Wechsler joined the predecessor of The Related Companies, L.P. in 1987 as Chief Operating Officer and Executive Vice President and is the Chief Operating Officer and Executive Vice President of the Related Realty Group, Inc. Prior to that, he was Senior Vice President and a Managing Director of the Real Estate Division of Chemical Bank with overall responsibility for administration and lending activities of the Division in 25 states and New York City. He supervised a diversified portfolio of construction and real estate loans of over $3.5 billion. Mr. Wechsler attended the Massachusetts Institute of Technology when he received a Bachelor of Science degree in Civil Engineering and received his Masters in Business Administration from the Harvard Graduate School of Business Administration.

STUART J. BOESKY, 49, is a Vice President of RILLC. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined RCC. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 44, is a Vice President of RILLC. He is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining RCC in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

DENISE L. KILEY, 45, is responsible for overseeing the due diligence and asset management of the multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining RCC in
1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College. Ms. Kiley also serves on the Board of Trustees of CharterMac. As noted above, Ms. Kiley is retiring from CharterMac.

GLENN F. HOPPS, 42, is Treasurer of RILLC. Mr. Hopps joined RCC in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 39, is Secretary of RILLC. Prior to joining RCC in June 1992, Ms. Wicelinski was employed by Friedman LLP formally Friedman, Alpren & Green LLP, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                          Name and address of                Amount and Nature of               Percentage
   Title of Class         Beneficial Ownership                Beneficial Ownership               of Class
---------------------  -------------------------     --------------------------------------    -----------
General Partnership    Related Independence L.L.C.   $1,000 capital contribution - directly        100%
  Interest in the      625 Madison Avenue            owned
  Partnership          New York, NY  10022

Independence SLP IV L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in the Local Partnerships. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of May 4,

2005 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the General Partner of RCMP and (iii) the directors and executive officers of the General Partners of RCMP as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                   Amount and Nature of       Percentage
  Name of Beneficial Owner (1)     Beneficial Ownership        of Class
---------------------------------  ---------------------  -------------------
Lehigh Tax Credit Partners, Inc.       2,868.06(2)              6.3%
J. Michael Fried                       2,868.06(2)(3)           6.3%
Michael J. Wechsler                           -                   -
Alan P. Hirmes                         2,868.06(2)(3)           6.3%
Stuart J. Boesky                       2,868.06(2)(3)           6.3%
Stephen M. Ross                        2,868.06(2)(3)           6.3%
Marc D. Schnitzer                      2,868.06(2)(3)           6.3%
Glenn F. Hopps                                -                   -
Teresa Wicelinski                             -                   -

All directors and executive
  officers of the general
  partner of the Related
  General Partner as a group
  (eight persons)                      2,868.06(2)(3)           6.3%


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

Item 13.  Certain Relationships and Related Transactions

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees by Friedman LLP and their respective affiliates (collectively, "Friedman") for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2005 and 2004 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $52,000 and $52,000, respectively.

Audit Related Fees
------------------
None.

Tax Fees
--------
The aggregate fees by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2004 and 2003 were $8,700 and $8,300, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have a stand alone audit committee.

                                     PART IV


Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                                           Sequential
                                                                                                              Page
                                                                                                           -----------

(a) 1.      Financial Statements
            --------------------

            Report of Independent Registered Public Accounting Firm                                             13

            Consolidated Balance Sheets at March 31, 2005 and 2004                                              45

            Consolidated Statements of Operations for the years ended March 31, 2005, 2004 and 2003             46

            Consolidated Statements of Changes in Partners' Capital (Deficit) for the years ended
              March 31, 2005, 2004 and 2003                                                                     47

            Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003             48

            Notes to Consolidated Financial Statements                                                          49

(a) 2.      Consolidated Financial Statement Schedules
            ------------------------------------------

            Report of Independent Registered Public Accounting Firm                                             66

            Schedule I - Condensed Financial Information of Registrant                                          67

            Schedule III - Real Estate and Accumulated Depreciation                                             70

            All other  schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.      Exhibits
            --------

            Agreement of Limited  Partnership of Independence Tax Credit Plus L.P. IV as adopted on
(3A)          February 22, 1995*

            Form of Amended and  Restated  Agreement of Limited  Partnership  of  Independence  Tax
(3B)          Credit Plus L.P. IV, attached to the Prospectus as Exhibit A**

            Certificate of Limited  Partnership of Independence Tax Credit Plus L.P. IV as filed on
(3C)          February 22, 1995*

(10A)       Form of Subscription Agreement attached to the Prospectus as Exhibit B**

            Escrow  Agreement  between  Independence  Tax Credit  Plus L.P.  IV and  Bankers  Trust
(10B)         Company*

            Form of Purchase and Sales  Agreement pertaining to the  Partnership's  acquisition of
(10C)         Local Partnership Interests*

(10D)       Form of Amended and  Restated  Agreement of Limited  Partnership of Local Partnerships*

(21)        Subsidiaries of the Registrant                                                                      61

            * Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration
                 Statement on Form S-11 {Registration No. 33-89968}

            ** Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration
                 Statement on Form S-11 {Registration No. 33-89968}

(31.1)      Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
                                                                                                                64
(32.1)      Certification  Pursuant to Rule  13a-14(b) or Rule  15d-14(b) and Section 1350 of Title
                 18 of the United States Code (18 U.S.C. 1350)                                                  65

(b)         Reports on Form 8-K
            -------------------

            No reports on Form 8-K were filed during the quarter

                                     PART IV


Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)


                                                                                                        Jurisdiction of
(c)         Subsidiaries of Registrant (Exhibit 21)                                                      Organization
            --------------------------                                                                   -------------
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



                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
                                  (Registrant)





                            By:  RELATED INDEPENDENCE L.L.C.,
                                 a General Partner



Date:  June 10, 2005             By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes
                                     President, Member, Chief Executive Officer
                                     and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                                         Title                                           Date
-----------------------    ------------------------------------------------------------------       ------------

                           President and Chief Executive Officer
                           Director and President of RCMP, Inc.,
                           the general partner of Related General II L.P., a Member of
/s/ Alan P. Hirmes         Related Independence L.L.C.
------------------         President and Member of Related Independence L.L.C.
Alan P. Hirmes             President, Chief Executive Officer and Chief Financial Officer           June 10, 2005



/s/ Glenn F. Hopps
------------------
Glenn F. Hopps             Treasurer of Related Independence L.L.C. (principal accounting officer)  June 10, 2005

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), hereby certify that:

     1) I have reviewed this annual report on Form 10-K for the period ending March 31, 2005 of the Partnership;

     2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: June 10, 2005
               -------------
                                                By:  /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-K for the period ended March 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/Alan P. Hirmes
     -----------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     June 10, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES



TO THE PARTNERS OF
INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES


In connection with our audits of the consolidated financial statements of INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES included in the Form 10-K as presented in our opinion dated June 10, 2005, which is based in part on the reports of other auditors, we have also audited supporting Schedule I as of March 31, 2005 and 2004 and for the years ended 2005, 2004 and 2003 and Schedule III as of March 31, 2005 and for the years ended March 31, 2005, 2004 and 2003. In our opinion, based on our audits, the reports of the other auditors, these schedules present fairly, when read in conjunction with the related financial statements, the financial data required to be set forth therein.




/s/ Friedman LLP
Friedman LLP

New York, New York
June 10, 2005

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                                                2005              2004
                                                            --------------    -------------
Cash and cash equivalents                                    $     831,573     $    908,650
Investment in subsidiary partnerships                           18,379,444       21,062,714
Cash held in escrow                                                593,023          606,660
Other assets                                                     1,824,502        1,809,297
                                                              ------------      -----------

Total assets                                                 $  21,628,542     $ 24,387,321
                                                              ============      ===========


                              LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                        $   2,261,813     $  1,779,161
Other liabilities                                                   49,219           53,940
                                                              ------------      -----------

Total liabilities                                                2,311,032        1,833,101

Partners' capital                                               19,317,510       22,554,220
                                                              ------------      -----------

Total liabilities and partners' capital                      $  21,628,542     $ 24,387,321
                                                              ============      ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                Year Ended March 31,
                                                    ----------------------------------------------
                                                        2005            2004             2003
                                                    -------------   --------------   -------------
Revenues

Interest income                                     $     12,530    $       6,849    $     13,751
                                                     -----------     ------------     -----------

Expenses

Administrative and management                             83,459           97,212         114,727
Administrative and management-related parties            482,511          480,785         448,976
                                                     -----------     ------------     -----------

Total expenses                                           565,970          577,997         563,703
                                                     -----------     ------------     -----------

Loss from operations                                    (553,440)        (571,148)       (549,952)

Equity in loss of subsidiary partnerships             (2,683,270)      (2,490,126)     (2,829,199)
                                                     -----------     ------------     -----------

Net loss                                            $ (3,236,710)   $  (3,061,274)   $ (3,379,151)
                                                     ===========     ============     ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Year Ended March 31,
                                                        ------------------------------------------
                                                            2005           2004          2003
                                                        -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                                $(3,236,710)   $(3,061,274)   $(3,379,151)
                                                        -----------    -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships                 2,683,270      2,490,126      2,829,199
Increase in other assets                                    (15,205)        (8,476)      (194,420)
Increase (decrease) in liabilities:
Due to general partner and affiliates                       482,652        440,808        299,480
Other liabilities                                            (4,721)         3,530          1,781
                                                        -----------    -----------    -----------

Total adjustments                                         3,145,996      2,925,988      2,936,040
                                                        -----------    -----------    -----------

Net cash used in operating activities                       (90,714)      (135,286)      (443,111)
                                                        -----------    -----------    -----------

Cash flows from investing activities:

Decrease in cash held in escrow                              13,637          8,475        126,324
(Decrease) increase in investments in
  subsidiary partnerships                                         0       (180,000)        22,408
                                                        -----------    -----------    -----------

Net cash provided by (used in) provided
  by investing activities                                    13,637       (171,525)       148,732
                                                        -----------    -----------    -----------

Net decrease in cash and cash equivalents                   (77,077)      (306,811)      (294,379)

Cash and cash equivalents, beginning of
  year                                                      908,650      1,215,461      1,509,840
                                                        -----------    -----------    -----------

Cash and cash equivalents, end of year                  $   831,573    $   908,650    $ 1,215,461
                                                        ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2005

                                                                 Initial Cost to Partnership
                                                                ----------------------------       Cost
                                                                                                Capitalized
                                                                                               Subsequent to
                                                                               Buildings and    Acquisition:
                  Description                    Encumbrances       Land        Improvements    Improvements
----------------------------------------------   ------------   ------------   -------------   -------------
Apartment Complexes

BX-8A Team Associates, L.P.
   Bronx, NY                                     $  1,805,691   $      5,467   $   2,667,819   $     311,594
Westminster Park Plaza
   Los Angeles, CA                                  7,623,247      1,197,697       8,093,774       1,970,048
Fawcett Street Limited Partnership
   Tacoma, WA                                       1,985,310        390,654       4,247,465         188,181
Figueroa Senior Housing Limited Partnership
   Los Angeles, CA                                  2,997,213        279,000       4,978,250         548,825
NNPHI Senior Housing Limited Partnership
   Los Angeles, CA                                  3,916,838        709,657       6,135,419         391,893
Belmont/McBride Apartments Limited Partnership
   Paterson, NJ                                     2,802,187        154,934       5,627,693       2,512,963
Sojourner Douglass, L.P.
   Paterson, NJ                                     1,977,352        141,297       2,573,950         122,477
New Zion Apartments Limited Partnership
   Shreveport, LA                                     953,943         20,000       2,688,770          76,839
Associates, L.P.
   Montclair, NJ                                    4,466,053         50,000      14,912,416       2,731,224
Marlton Housing Partnership, L.P.
   Philadelphia, PA                                 1,849,000          2,648       1,547,121       1,714,007
GP Kaneohe Limited Partnership
   Kaneohe, HI                                      1,998,488              0       3,306,828          51,113
KSD Village Apartments, Phase II Ltd.
   Danville, KY                                       401,823              0         887,539          31,659
Kanisa Apartments Ltd.                              1,398,032        106,592       4,846,543         102,813
   Fayette County, KY

Guymon Housing Partners, L.P.                       1,923,284         84,918       4,238,907         739,965
   Guymon, OK                                    ------------   ------------   -------------   -------------

                                                 $ 36,098,561   $  3,142,864   $  66,752,494   $  11,493,601
                                                 ============   ============   =============   =============



                                                 Gross Amount at which Carried at Close of Period
                                                 ------------------------------------------------


                                                                 Buildings and                      Accumulated
                  Description                        Land         Improvements       Total          Depreciation
----------------------------------------------   ------------    -------------    ------------      ------------
Apartment Complexes

BX-8A Team Associates, L.P.
   Bronx, NY                                     $     11,579    $   2,973,301    $  2,984,880      $    925,099
Westminster Park Plaza
   Los Angeles, CA                                  1,292,427        9,969,092      11,261,519         2,019,618
Fawcett Street Limited Partnership
   Tacoma, WA                                         396,383        4,429,917       4,826,300         1,345,126
Figueroa Senior Housing Limited Partnership
   Los Angeles, CA                                    291,377        5,514,698       5,806,075         1,446,279
NNPHI Senior Housing Limited Partnership
   Los Angeles, CA                                    715,387        6,521,582       7,236,969         1,550,456
Belmont/McBride Apartments Limited Partnership
   Paterson, NJ                                       182,633        8,112,957       8,295,590         1,920,000
Sojourner Douglass, L.P.
   Paterson, NJ                                       143,996        2,693,728       2,837,724           765,291
New Zion Apartments Limited Partnership
   Shreveport, LA                                      22,699        2,762,910       2,785,609           813,489
Associates, L.P.
   Montclair, NJ                                       52,699       17,640,941      17,693,640         2,896,774
Marlton Housing Partnership, L.P.
   Philadelphia, PA                                     4,355        3,259,421       3,263,776           486,005
GP Kaneohe Limited Partnership
   Kaneohe, HI                                            613        3,357,328       3,357,941           545,618
KSD Village Apartments, Phase II Ltd.
   Danville, KY                                           612          918,585         919,197           148,119
Kanisa Apartments Ltd.                                107,205        4,948,743       5,055,948           699,381
   Fayette County, KY

Guymon Housing Partners, L.P.                          85,531        4,978,260       5,063,791         1,146,982
   Guymon, OK                                    ------------    -------------    ------------      ------------

                                                 $  3,307,496    $  78,081,463    $ 81,388,959      $ 16,708,237
                                                 ============    =============    ============      ============



                                                                                 Life on which
                                                                                Depreciation in
                                                                                Latest Income
                                                 Construction/       Date       Statements are
                  Description                     Renovation       Acquired      Computed (a)
----------------------------------------------   -------------   ------------   ---------------
Apartment Complexes

BX-8A Team Associates, L.P.
   Bronx, NY                                           1995-96      Oct. 1995        27.5 years
Westminster Park Plaza
   Los Angeles, CA                                     1996-97      June 1996        27.5 years
Fawcett Street Limited Partnership
   Tacoma, WA                                          1996-97      June 1996        27.5 years
Figueroa Senior Housing Limited Partnership
   Los Angeles, CA                                     1996-97      Nov. 1996        27.5 years
NNPHI Senior Housing Limited Partnership
   Los Angeles, CA                                     1996-97      Dec. 1996        27.5 years
Belmont/McBride Apartments Limited Partnership
   Paterson, NJ                                        1997-98      Jan. 1997         27.5 year
Sojourner Douglass, L.P.
   Paterson, NJ                                        1997-98      Feb. 1997        27.5 years
New Zion Apartments Limited Partnership
   Shreveport, LA                                      1997-98      Oct. 1997        27.5 years
Associates, L.P.
   Montclair, NJ                                       1997-98      Dec. 1997        27.5 years
Marlton Housing Partnership, L.P.
   Philadelphia, PA                                    1998-99       May 1998        27.5 years
GP Kaneohe Limited Partnership
   Kaneohe, HI                                         1999-00      July 1999        7-40 years
KSD Village Apartments, Phase II Ltd.
   Danville, KY                                        1999-00      July 1999       10-40 years
Kanisa Apartments Ltd.                                 1998-99      Oct. 1999        5-40 years
   Fayette County, KY

Guymon Housing Partners, L.P.                          1998-99      Dec. 1999        27.5 years
   Guymon, OK



(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2005

                                                 Cost of Property and Equipment                    Accumulated Depreciation
                                          -------------------------------------------    ------------------------------------------
                                                                             Year Ended March 31,
                                          -----------------------------------------------------------------------------------------
                                              2005            2004           2003            2005           2004           2003
                                          ------------    ------------   ------------    ------------   ------------   ------------
Balance at beginning of year              $ 81,354,107    $ 81,306,913   $ 81,381,851    $ 14,320,391   $ 11,915,199   $  9,458,063
(Adjustment to) additions during year:
Land, building and improvements                 34,852          47,194        (74,938)
Accumulated deprecation on dispositions                                                        (2,906)             0              0
Depreciation expense                                                                        2,390,752      2,405,192      2,457,136
                                          ------------    ------------   ------------    ------------   ------------   ------------
Balance at close of year                  $ 81,388,959    $ 81,354,107   $ 81,306,913    $ 16,708,237   $ 14,320,391   $ 11,915,199
                                          ============    ============   ============    ============   ============   ============

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.