Form 10-Q
period 2005-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2005-07-29
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2005


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-17015

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            Delaware                                            13-3809869
---------------------------------                          ---------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 625 Madison Avenue, New York, New York                            10022
----------------------------------------                   ---------------------
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
                      Consolidated Condensed Balance Sheets




                                                                         ============    ============
                                                                           June 30,        March 31,
                                                                             2005            2005
                                                                         ------------    ------------
                                                                         (Unaudited)       (Audited)

                                             ASSETS
Property and equipment - at cost, net of accumulated
  depreciation of $17,303,114 and $16,708,237, respectively              $ 64,085,845    $ 64,680,722
Cash and cash equivalents                                                   1,716,840       1,663,931
Cash held in escrow                                                         3,417,037       3,303,235
Deferred costs, net of accumulated amortization of $542,741
  and $529,530, respectively                                                  641,758         654,969
Other assets                                                                  505,263         511,916
                                                                         ------------    ------------
Total assets                                                             $ 70,366,743    $ 70,814,773
                                                                         ============    ============

                           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                                                   $ 35,994,696    $ 36,098,561
Accounts payable and other liabilities                                      9,357,271       9,075,556
Due to local general partners and affiliates                                1,744,146       1,759,198
Due to general partner and affiliates                                       2,792,043       2,679,588
                                                                         ------------    ------------
Total liabilities                                                          49,888,156      49,612,903
                                                                         ------------    ------------

Minority interest                                                           1,876,644       1,884,360
                                                                         ------------    ------------

Partners' capital (deficit):
Limited partners (45,844 BACs issued and outstanding)                      18,823,459      19,531,870
General partner                                                              (221,516)       (214,360)
                                                                         ------------    ------------
Total partners' capital (deficit)                                          18,601,943      19,317,510
                                                                         ------------    ------------

                                                                         ------------    ------------
Total liabilities and partners' capital (deficit)                        $ 70,366,743    $ 70,814,773
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)



                                                       ==========================
                                                           Three Months Ended
                                                                June 30,
                                                       --------------------------
                                                          2005           2004*
                                                       --------------------------
Revenues
Rental income                                          $ 1,472,689    $ 1,408,840
Other income                                                86,504         72,018
                                                       -----------    -----------
Total revenues                                           1,559,193      1,480,858
                                                       -----------    -----------

Expenses
General and administrative                                 454,682        414,478
General and administrative-related parties                 195,179        154,647
Repairs and maintenance                                    194,356        221,223
Operating                                                  182,487        210,249
Taxes                                                       45,678         47,662
Insurance                                                   98,988        107,780
Interest                                                   503,018        516,368
Depreciation and amortization                              608,088        628,177
                                                       -----------    -----------
Total expenses                                           2,282,476      2,300,584
                                                       -----------    -----------

Loss before minority interest                             (723,283)      (819,726)
Minority interest in loss of subsidiary partnerships         7,716          5,061
                                                       -----------    -----------
Net loss                                               $  (715,567)   $  (814,665)
                                                       ===========    ===========

Net loss - limited partners                            $  (708,411)   $  (806,518)
                                                       ===========    ===========

Number of BACs outstanding                                  45,844         45,844
                                                       ===========    ===========

Net loss per BAC                                       $    (15.45)   $    (17.59)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
   Consolidated Condensed Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)


                                              ============================================
                                                                Limited         General
                                                  Total         Partners        Partner
                                              --------------------------------------------
Partners' capital (deficit) - April 1, 2005   $ 19,317,510    $ 19,531,870    $   (214,360)

Net loss                                          (715,567)       (708,411)         (7,156)
                                              ------------    ------------    ------------

Partners' capital (deficit) - June 30, 2005   $ 18,601,943    $ 18,823,459    $   (221,516)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                            ==========================
                                                                Three Months Ended
                                                                     June 30,
                                                            --------------------------
                                                               2005           2004
                                                            --------------------------
Cash flows from operating activities:
Net loss                                                    $  (715,567)   $  (814,665)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                   608,088        628,177
Minority interest in loss of subsidiary partnerships             (7,716)        (5,061)
Increase in cash held in escrow                                (205,472)       (33,609)
Decrease in other assets                                          6,653         12,977
Increase in accounts payable and other liabilities              281,715        173,989
Decrease in due to local general partners and affiliates         (5,907)        (3,951)
Increase in due to general partner and affiliates               112,455        128,559
                                                            -----------    -----------
Total adjustments                                               789,816        901,081
                                                            -----------    -----------

Net cash provided by operating activities                        74,249         86,416
                                                            -----------    -----------



Cash flows from investing activities:
Decrease in cash held in escrow                                  91,670         47,561
Decrease in due to local general partners and affiliates         (9,145)       (23,425)
                                                            -----------    -----------
Net cash provided by investing activities                        82,525         24,136
                                                            -----------    -----------

Cash flows from financing activities:
Principal reduction of mortgage notes                          (103,865)       (71,434)
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                                   0        (27,176)
                                                            -----------    -----------
Net cash used in financing activities                          (103,865)       (98,610)
                                                            -----------    -----------

Net increase in cash and cash equivalents                        52,909         11,942
Cash and cash equivalents at beginning of period              1,663,931      1,730,897
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 1,716,840    $ 1,742,839
                                                            ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest                        $   714,081    $   836,920
                                                            ===========    ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Note 1 - General

The consolidated condensed financial statements include the accounts of Independence Tax Credit Plus L.P. IV (the "Partnership") and fourteen other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning affordable apartment complexes that are eligible for the low-income housing tax credit, some of which apartment complexes may also be eligible for the historic rehabilitation tax credit. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $2,000 and $2,000 for the three months ended June 30, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2005 and its results of operations and cash flows for the three months ended June 30, 2005 and 2004. However, the operating results for the three months ended June 30, 2005 may not be indicative of the results for the entire year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2005 and 2004 were as follows:

                                                            Three Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            2005         2004
                                                          --------     --------
Partnership management fees (a)                           $ 84,280     $ 84,280
Expense reimbursement (b)                                   50,939       28,856
Local administrative fee (c)                                15,000       15,000
                                                          --------     --------
Total general and administrative-General Partner           150,219      128,136
                                                          --------     --------
Property management fees incurred to affiliates of
    the subsidiary partnerships' general partners (d)       44,960       26,511
                                                          --------     --------
Total general and administrative-related parties          $195,179     $154,647
                                                          ========     ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,051,000 and $1,967,000 were accrued and unpaid as of June 30, 2005 and March 31, 2005, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)



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

(d) Property management fees incurred by the Local Partnerships amounted to $93,573 and $86,392 for the three months ended June 30, 2005 and 2004, respectively. Of these fees, $44,960 and $26,511 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.


Note 4 - Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("FAS 154"), which superceded APB Opinion No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial
Statements". APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. In contrast, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods' financial statements, unless this would be impracticable. In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on its consolidated results of operations.

In June 2005, the FASB issued Emerging Issues Task Force ("EITF") No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights". EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or participating rights - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is effective after June 29, 2005. The Partnership does not expect the adoption of EITF 04-5 to have a material effect on its consolidated results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of June 30, 2005, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,360,000 remains to be paid to the Local Partnerships (including approximately $562,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the three months ended June 30, 2005, approximately $32,000 was paid to the Local Partnerships.

Short-Term
----------

The Partnership's  primary sources of funds, in addition to operations,  include
(i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to Local Partnerships and (ii) working capital reserves and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

For the three months ended June 30, 2005, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships increased by approximately $53,000. This increase was due to net cash provided by operating activities ($74,000) and a decrease in cash held in escrow relating to investing activities ($92,000) which exceeded a decrease in due to local general partners and affiliates relating to investing activities ($9,000) and repayments of mortgage notes ($104,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately $608,000.

Total expenses for the three months ended June 30, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $976,191 and $1,001,392, respectively. Accounts payable and other liabilities totaled $9,357,271 and $9,075,556, respectively, which are comprised of the following amounts:


                                                   June 30,            March 31,
                                                     2005                2005
                                                  ----------          ----------
Accounts payable                                  $  531,541          $  457,500
Accrued interest payable                           8,447,244           8,236,181
Security deposits payable                            378,486             381,875
                                                  ----------          ----------

   Total accounts payable                         $9,357,271          $9,075,556
                                                  ==========          ==========


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

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 90% and 91% of the total accounts payable and other liabilities amount at June 30, 2005 and March 31, 2005. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

At June 30, 2005, there is approximately $24,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. During the three months ended June 30, 2005, there have been no cash distributions received from the Local Partnerships.

Long-Term
---------

Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately $2,051,000 and $1,967,000 were accrued and unpaid as of June 30, 2005 and March 31, 2005, respectively.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Critical Accounting Policies
----------------------------

In preparing the consolidated condensed financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements which are included in the Partnership's annual report on Form 10-K for the year ended March 31, 2005.

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation  are  eliminated  from  the  assets  and  accumulated  depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through June 30, 2005, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

Revenue Recognition
-------------------

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

Results of Operations
---------------------

The results of operations for the three months ended June 30, 2005 and 2004 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 5% for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to HUD increasing rents at one Local Partnership as well as rental rate increases at the other Local Partnerships.

Other income increased approximately $14,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to an operating escrow withdrawal which was recognized as other income at one Local Partnership.

Total expenses, excluding general and administrative-related parties, repairs and maintenance and operating, remained fairly consistent, with decrease of less than 1% for the three months ended June 30, 2005 as compared to the corresponding period in 2004.

General and administrative-related parties increased approximately $41,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to an increase in expense reimbursements at the Partnership level and two Local Partnerships changing from third party management companies in 2004 to affiliated management companies in 2005.

Repairs and maintenance decreased approximately $27,000 for three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to a decrease in plumbing, painting, decorating and garbage removal costs at one Local Partnership and higher sewer repair costs incurred in 2004 at a second Local Partnership.

Operating expense decreased approximately $28,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to a decrease in water and sewer charges at two Local Partnerships and a decrease in electrical and gas expense at a third Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.11% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005, the fair value of the mortgage notes payable.

The Partnership does not have any other market risk sensitive instruments.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)



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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
                                  (Registrant)


                                         By: RELATED INDEPENDENCE L.L.C.,
                                             General Partner


Date: July 29, 2005
      -------------
                                             By:  /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes,
                                                  President and Member
                                                  (Chief Executive Officer and
                                                   Chief Financial Officer)


Date: July 29, 2005
      -------------
                                             By:  /s/ Glenn F. Hopps
                                                  ------------------
                                                  Glenn F. Hopps,
                                                  Treasurer
                                                  (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2005 of the Partnership;

     2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures, to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: July 29, 2005
               -------------
                                                By:  /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and
     Chief Financial Officer
     July 29, 2005