Form 10-Q
period 2005-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2005-11-02
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2005


                                       OR


[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-17015

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                    Delaware                                      13-3809869
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or               (I.R.S. Employer
                 organization)                               Identification No.)

     625 Madison Avenue, New York, New York                         10022
------------------------------------------------             -------------------
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

       Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                              September 30,     March 31,
                                                                                  2005            2005
                                                                              ------------    ------------
                                                                              (Unaudited)      (Audited)
                                     ASSETS

Property and equipment - at cost, net of accumulated depreciation of
  $17,900,452 and $16,708,237, respectively                                   $ 63,488,508    $ 64,680,722
Cash and cash equivalents                                                        1,599,002       1,663,931
Cash held in escrow                                                              3,553,641       3,303,235
Deferred costs, net of accumulated amortization of $556,768 and $529,530,
  respectively                                                                     627,731         654,969
Other assets                                                                       546,047         511,916
                                                                              ------------    ------------
Total assets                                                                  $ 69,814,929    $ 70,814,773
                                                                              ============    ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities:
Mortgage notes payable                                                        $ 35,870,145    $ 36,098,561
Accounts payable and other liabilities                                           9,587,993       9,075,556
Due to local general partners and affiliates                                     1,731,774       1,759,198
Due to general partner and affiliates                                            2,952,145       2,679,588
                                                                              ------------    ------------
Total liabilities                                                               50,142,057      49,612,903
                                                                              ------------    ------------

Minority interest                                                                1,816,020       1,884,360
                                                                              ------------    ------------

Partners' capital (deficit):
Limited partners (45,844 Beneficial Assignment Certificates ("BACs") issued
  and outstanding)                                                              18,085,819      19,531,870
General partner                                                                   (228,967)       (214,360)
                                                                              ------------    ------------
Total partners' capital (deficit)                                               17,856,852      19,317,510
                                                                              ------------    ------------
Total liabilities and partners' capital (deficit)                             $ 69,814,929    $ 70,814,773
                                                                              ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                             September 30,                 September 30,
                                                       --------------------------    --------------------------
                                                          2005           2004*          2005           2004*
                                                       -----------    -----------    -----------    -----------
Revenues
Rental income                                          $ 1,456,498    $ 1,408,950    $ 2,929,187    $ 2,817,790
Other income                                                73,309         65,863        159,813        137,881
                                                       -----------    -----------    -----------    -----------
Total revenues                                           1,529,807      1,474,813      3,089,000      2,955,671
                                                       -----------    -----------    -----------    -----------

Expenses
General and administrative                                 365,519        402,469        820,201        816,947
General and administrative-related parties                 216,869        163,879        412,048        318,526
Repairs and maintenance                                    251,913        273,822        446,269        495,045
Operating                                                  214,069        177,742        396,556        387,991
Taxes                                                       46,956         47,499         92,634         95,161
Insurance                                                   96,324         87,603        195,312        195,383
Interest                                                   481,507        473,958        984,525        990,326
Depreciation and amortization                              611,365        570,284      1,219,453      1,198,461
                                                       -----------    -----------    -----------    -----------
Total expenses                                           2,284,522      2,197,256      4,566,998      4,497,840
                                                       -----------    -----------    -----------    -----------

Loss before minority interest                             (754,715)      (722,443)    (1,477,998)    (1,542,169)
Minority interest in loss of subsidiary partnerships         9,623          6,928         17,340         11,989
                                                       -----------    -----------    -----------    -----------
Net loss                                               $  (745,092)   $  (715,515)   $(1,460,658)   $(1,530,180)
                                                       ===========    ===========    ===========    ===========

Net loss - limited partners                            $  (737,641)   $  (708,360)   $(1,446,051)   $(1,514,878)
                                                       ===========    ===========    ===========    ===========

Number of BACs outstanding                                  45,844         45,844         45,844         45,844
                                                       ===========    ===========    ===========    ===========

Net loss per BAC                                       $    (16.09)   $    (15.45)   $    (31.54)   $    (33.04)
                                                       ===========    ===========    ===========    ===========


* Reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
   Condensed Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                                                                     Limited          General
                                                       Total         Partners         Partner
                                                   ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2005        $ 19,317,510    $ 19,531,870    $   (214,360)

Net loss                                             (1,460,658)     (1,446,051)        (14,607)
                                                   ------------    ------------    ------------

Partners' capital (deficit) - September 30, 2005   $ 17,856,852    $ 18,085,819    $   (228,967)
                                                   ============    ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                                  September 30,
                                                                                            --------------------------
                                                                                               2005            2004
                                                                                            -----------    -----------
Cash flows from operating activities:
Net loss                                                                                    $(1,460,658)   $(1,530,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                                                 1,219,453      1,198,461
Minority interest in loss of subsidiary partnerships                                            (17,340)       (11,989)
Increase in cash held in escrow                                                                (293,743)      (159,233)
(Increase) decrease in other assets                                                             (34,131)        26,863
Increase in accounts payable and other liabilities                                              512,436        360,541
Decrease in due to local general partners and affiliates                                         (9,279)        (2,457)
Increase in due to general partner and affiliates                                               272,557        249,095
                                                                                            -----------    -----------

Net cash provided by operating activities                                                       189,295        131,101
                                                                                            -----------    -----------

Cash flows from investing activities:
Decrease in cash held in escrow                                                                  43,337         64,655
Decrease in due to local general partners and affiliates                                        (18,145)       (72,415)
                                                                                            -----------    -----------

Net cash provided by (used in) investing activities                                              25,192         (7,760)
                                                                                            -----------    -----------

Cash flows from financing activities:
Repayments of mortgage notes                                                                   (228,416)      (206,224)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest       (51,000)       (27,176)
                                                                                            -----------    -----------

Net cash used in financing activities                                                          (279,416)      (233,400)
                                                                                            -----------    -----------

Net decrease in cash and cash equivalents                                                       (64,929)      (110,059)
Cash and cash equivalents at beginning of period                                              1,663,931      1,730,897
                                                                                            -----------    -----------
Cash and cash equivalents at end of period                                                  $ 1,599,002    $ 1,620,838
                                                                                            ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest                                                        $ 1,419,071    $ 1,420,707
                                                                                            ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


Note 1 - General

The condensed consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. IV (the "Partnership") and fourteen other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning affordable apartment complexes that are eligible for the low-income housing tax credit, some of which apartment complexes may also be eligible for the historic rehabilitation tax credit. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $1,000 and $3,000 and $3,000 and $5,000 for the three and six months ended September 30, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2005, its results of operations for the three and six months ended September 30, 2005 and 2004 and its cash flows for the six months ended September 30, 2005 and 2004. However, the operating results for the six months ended September 30, 2005 may not be indicative of the results for the entire year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2005 and 2004 were as follows:

                                                                    Three Months Ended     Six Months Ended
                                                                       September 30,         September 30,
                                                                    -------------------   -------------------
                                                                     2005        2004       2005       2004
                                                                    --------   --------   --------   --------
Partnership management fees (a)                                     $ 84,280   $ 84,280   $168,560   $168,560
Expense reimbursement (b)                                             73,312     36,256    124,251     65,112
Local administrative fee (c)                                          15,000     16,000     30,000     31,000
                                                                    --------   --------   --------   --------
Total general and administrative-General Partner                     172,592    136,536    322,811    264,672
                                                                    --------   --------   --------   --------
Property management fees incurred to affiliates of the subsidiary
  partnerships' general partners (d)                                  44,277     27,343     89,237     53,854
                                                                    --------   --------   --------   --------
Total general and administrative-related parties                    $216,869   $163,879   $412,048   $318,526
                                                                    ========   ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,135,000 and $1,967,000 were accrued and unpaid as of September 30, 2005 and March 31, 2005, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $96,240 and $93,116 and $189,813 and $179,508 for the three and six months ended September 30, 2005 and 2004, respectively. Of these fees, $44,277 and $27,343 and $89,237 and $53,854 were incurred to affiliates of the subsidiary partnerships' general partners.


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

In June 2005, the FASB issued Emerging Issues Task Force ("EITF") No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights". EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is now effective. The Partnership does not expect the adoption of EITF 04-5 to have a material effect on its consolidated results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "intends," "plans," "would," "may" or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2005. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2005, the Partnership has invested approximately $37,814,000 (including approximately $1,161,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,360,000 remains to be paid to the Local Partnerships (including approximately $562,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the six months ended September 30, 2005, approximately $32,000 was paid to the Local Partnerships.

Short-Term

The Partnership's  primary sources of funds, in addition to operations,  include
(i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to Local Partnerships and (ii) working capital reserves and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

For the six months ended September 30, 2005, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased by approximately $65,000. This decrease was due to a decrease in due to local general and affiliates relating to investing activities ($18,000), repayments of mortgage notes ($228,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($51,000) which exceeded net cash provided by operating activities ($189,000) and a decrease in cash held in escrow relating to investing activities ($43,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately $1,219,000.

Total expenses for the three and six months ended September 30, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $974,781 and $989,135 and $1,950,972 and $1,990,527, respectively. Accounts payable and other liabilities totaled $9,587,993 and $9,075,556, respectively, which are comprised of the following amounts:

                                 September 30,           March 31,
                                     2005                  2005
                                 -------------        -------------
Accounts payable                 $     558,377        $     457,500
Accrued interest payable             8,670,727            8,236,181
Security deposits payable              358,889              381,875
                                 -------------        -------------

   Total accounts payable        $   9,587,993        $   9,075,556
                                 =============        =============

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

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 90% and 91% of the total accounts payable and other liabilities amount at September 30, 2005 and March 31, 2005. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

At September 30, 2005, there is no working capital. The General Partner believes any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. During the three months ended June 30, 2005, there have been no cash distributions received from the Local Partnerships.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $2,135,000 and $1,967,000 were accrued and unpaid as of September 30, 2005 and March 31, 2005, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

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

Critical Accounting Policies
----------------------------

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements which are included in the Partnership's annual report on Form 10-K for the year ended March 31, 2005.

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation  are  eliminated  from  the  assets  and  accumulated  depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through September 30, 2005, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Results of Operations
---------------------

The results of operations for the three and six months ended September 30, 2005 and 2004 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% and 4% for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004, primarily due to HUD increasing rents at one Local Partnership as well as rental rate increases at the other Local Partnerships.

Other income increased approximately $7,000 and $22,000 for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in tenant charges at one Local Partnership and an operating escrow withdrawal which was recognized as other income at a second Local Partnership.

Total expenses, excluding general and administrative-related parties and operating, remained fairly consistent, with a decrease of less than 1% for both the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004.

General and administrative-related parties increased approximately $53,000 and $94,000 for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in expense reimbursements at the Partnership level and two Local Partnerships changing from third party management companies in 2004 to affiliated management companies in 2005.

Operating expense increased approximately $36,000 for the three months ended September 30, 2005 as compared to the corresponding period in 2004, primarily due to an underaccrual of utility expenses during the first quarter of 2005 at one Local Partnership as compared to the second quarter of 2005.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES The Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C., the general partner of the Partnership has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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


Date: November 2, 2005
      ----------------

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


Date: November 2, 2005
      ----------------

                                            By:  /s/ Glenn F. Hopps
                                                 ------------------
                                                 Glenn F. Hopps,
                                                 Treasurer
                                                 (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2005 of the Partnership;

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



         Date: November 2, 2005
               ----------------

                                                By:  /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and
     Chief Financial Officer
     November 2, 2005