Form 10-Q
period 2005-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2006-01-31
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2005


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 or the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [X]


       Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                  December 31,      March 31,
                                                                                      2005            2005
                                                                                  ------------    ------------
                                                                                   (Unaudited)      (Audited)
                                                      ASSETS

Property and equipment - at cost, net of accumulated depreciation of
  $18,500,975 and $16,708,237, respectively                                       $ 62,887,985    $ 64,680,722
Cash and cash equivalents                                                            1,496,790       1,663,931
Cash held in escrow                                                                  3,594,221       3,303,235
Deferred costs, net of accumulated amortization of $570,523 and
  $529,530, respectively                                                               613,976         654,969
Other assets                                                                           555,336         511,916
                                                                                  ------------    ------------
Total assets                                                                      $ 69,148,308    $ 70,814,773
                                                                                  ============    ============


                                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                                                            $ 35,788,813    $ 36,098,561
Accounts payable and other liabilities                                               9,661,896       9,075,556
Due to local general partners and affiliates                                         1,672,554       1,759,198
Due to general partner and affiliates                                                3,144,715       2,679,588
                                                                                  ------------    ------------
Total liabilities                                                                   50,267,978      49,612,903
                                                                                  ------------    ------------

Minority interest                                                                    1,788,350       1,884,360
                                                                                  ------------    ------------

Partners' capital (deficit):
Limited partners (45,844 Beneficial Assignment Certificates
  ("BACs") issued and outstanding)                                                  17,328,595      19,531,870
General partner                                                                       (236,615)       (214,360)
                                                                                  ------------    ------------
Total partners' capital (deficit)                                                   17,091,980      19,317,510
                                                                                  ------------    ------------
Total liabilities and partners' capital (deficit)                                 $ 69,148,308    $ 70,814,773
                                                                                  ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended            Nine Months Ended
                                                              December 31,                  December 31,
                                                       --------------------------    --------------------------
                                                           2005          2004*          2005            2004*
                                                       -----------    -----------    -----------    -----------
Revenues
Rental income                                          $ 1,489,098    $ 1,380,471    $ 4,418,285    $ 4,198,261
Other income                                                82,452         66,689        242,265        204,570
                                                       -----------    -----------    -----------    -----------
Total revenues                                           1,571,550      1,447,160      4,660,550      4,402,831
                                                       -----------    -----------    -----------    -----------

Expenses
General and administrative                                 386,454        372,724      1,206,655      1,189,671
General and administrative-related parties                 195,354        172,948        607,402        491,474
Repairs and maintenance                                    272,170        311,876        718,439        806,921
Operating                                                  220,398        188,430        616,954        576,421
Taxes                                                       41,650         41,388        134,284        136,549
Insurance                                                   97,647         93,869        292,959        289,252
Interest                                                   514,541        475,107      1,499,066      1,465,433

Depreciation and amortization                              614,278        652,438      1,833,731      1,850,899
                                                       -----------    -----------    -----------    -----------
Total expenses                                           2,342,492      2,308,780      6,909,490      6,806,620
                                                       -----------    -----------    -----------    -----------

Loss before minority interest                             (770,942)      (861,620)    (2,248,940)    (2,403,789)
Minority interest in loss of subsidiary partnerships         6,070          4,436         23,410         16,425
                                                       -----------    -----------    -----------    -----------
Net loss                                               $  (764,872)   $  (857,184)   $(2,225,530)   $(2,387,364)
                                                       ===========    ===========    ===========    ===========

Net loss - limited partners                            $  (757,223)   $  (848,612)   $(2,203,275)   $(2,363,490)
                                                       ===========    ===========    ===========    ===========

Number of BACs outstanding                                  45,844         45,844         45,844         45,844
                                                       ===========    ===========    ===========    ===========

Net loss per BAC                                       $    (16.52)   $    (18.51)   $    (48.06)   $    (51.55)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
   Condensed Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                                                                    Limited          General
                                                      Total         Partners         Partner
                                                  ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2005       $ 19,317,510    $ 19,531,870    $   (214,360)

Net loss                                            (2,225,530)     (2,203,275)        (22,255)
                                                  ------------    ------------    ------------

Partners' capital (deficit) - December 31, 2005   $ 17,091,980    $ 17,328,595    $   (236,615)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                         December 31,
                                                                                  --------------------------
                                                                                     2005            2004
                                                                                  -----------    -----------
Cash flows from operating activities:
Net loss                                                                          $(2,225,530)   $(2,387,364)
                                                                                  -----------    -----------
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                                       1,833,731      1,850,899
Minority interest in loss of subsidiary partnerships                                  (23,410)       (16,425)
Increase in cash held in escrow                                                      (311,576)      (275,433)
Increase in other assets                                                              (43,420)       (84,976)
Increase in accounts payable and other liabilities                                    586,339        676,547
Increase in due to local general partners and affiliates                                6,346          7,601
Decrease in due to local general partners and affiliates                              (55,845)        (8,808)
Increase in due to general partner and affiliates                                     465,127        367,967
                                                                                  -----------    -----------
Total adjustments                                                                   2,457,292      2,517,372
                                                                                  -----------    -----------

Net cash provided by operating activities                                             231,762        130,008
                                                                                  -----------    -----------

Cash flows from investing activities:
Increase in property and equipment                                                          0         (2,858)
Decrease in cash held in escrow                                                        20,590        162,050
Increase in due to local general partners and affiliates                                    0            130
Decrease in due to local general partners and affiliates                              (37,145)       (81,425)
                                                                                  -----------    -----------
Net cash (used in) provided by investing activities                                   (16,555)        77,897
                                                                                  -----------    -----------

Cash flows from financing activities:
Principal reduction of mortgage notes                                                (309,748)      (291,192)
Decrease in capitalization of consolidated subsidiaries attributable to
  minority interest                                                                   (72,600)       (27,176)
                                                                                  -----------    -----------
Net cash used in financing activities                                                (382,348)      (318,368)
                                                                                  -----------    -----------

Net decrease in cash and cash equivalents                                            (167,141)      (110,463)
Cash and cash equivalents at beginning of period                                    1,663,931      1,730,897
                                                                                  -----------    -----------
Cash and cash equivalents at end of period                                        $ 1,496,790    $ 1,620,434
                                                                                  ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest                                              $ 1,105,928    $   818,245
                                                                                  ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


Note 1 - General

The condensed consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. IV (the "Partnership") and fourteen other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning affordable apartment complexes that are eligible for the federal low-income housing tax credit, some of which apartment complexes may also be eligible for the historic rehabilitation tax credit. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $2,000 and $2,000 and $5,000 and $7,000 for the three and nine months ended December 31, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2005, its results of operations for the three and nine months ended December 31, 2005 and 2004 and its cash flows for the nine months ended December 31, 2005 and 2004. However, the operating results for the nine months ended December 31, 2005 may not be indicative of the results for the entire year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2005 and 2004 were as follows:

                                                          Three Months Ended    Nine Months Ended
                                                             December 31,          December 31,
                                                         -------------------   -------------------
                                                           2005       2004       2005       2004
                                                         --------   --------   --------   --------
Partnership management fees (a)                          $ 84,280   $ 84,280   $252,840   $252,840
Expense reimbursement (b)                                  55,570     46,615    179,821    111,727
Local administrative fee (c)                               15,000     15,500     45,000     46,500
                                                         --------   --------   --------   --------
Total general and administrative-General Partner          154,850    146,395    477,661    411,067
                                                         --------   --------   --------   --------
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)            40,504     26,553    129,741     80,407
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $195,354   $172,948   $607,402   $491,474
                                                         ========   ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10%

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,220,000 and $1,967,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $90,097 and $92,230 and $279,910 and $271,738 for the three and nine months ended December 31, 2005 and 2004, respectively. Of these fees, $40,504 and $26,553 and $129,741 and $80,407 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.


Note 4 - Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("FAS 154"). FAS 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. In contrast, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods' financial statements, unless this would be impracticable. In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on its consolidated results of operations.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. The adoption of EITF No. 04-5 has not had a material effect on Partnership's consolidated results of operations.

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

Liquidity and Capital Resources
-------------------------------

As of December 31, 2005, the Partnership has invested approximately $37,814,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,086,000 remains to be paid to the Local Partnerships (including approximately $547,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the nine months ended December 31, 2005, approximately $46,000 was paid to the Local Partnerships.

Short-Term
----------

The Partnership's  primary sources of funds, in addition to operations,  include
(i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to Local Partnerships and (ii) working capital reserves and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

For the nine months ended December 31, 2005, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased by approximately $167,000. This decrease was due to a decrease in amounts due to local general and affiliates relating to investing activities ($37,000), repayments of mortgage notes ($310,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($73,000) which exceeded net cash provided by operating activities ($232,000) and a decrease in cash held in escrow relating to investing activities ($21,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately $1,834,000.

Total expenses for the three and nine months ended December 31, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,018,319 and $1,008,287 and $2,969,291 and $2,998,814, respectively. Accounts payable and other liabilities totaled $9,661,896 and $9,075,556, respectively, which are comprised of the following amounts:

                            December 31,   March 31,
                                2005          2005
                            -----------   -----------
Accounts payable            $   669,038   $   457,500
Accrued interest payable      8,629,319     8,236,181
Security deposits payable       363,539       381,875
                            -----------   -----------

   Total accounts payable   $ 9,661,896   $ 9,075,556
                            ===========   ===========

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

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 89% and 91% of the total accounts payable and other liabilities amount at December 31, 2005 and March 31, 2005, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

At December 31, 2005, there is approximately $212,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. During the nine months ended December 31, 2005, there have been no cash distributions received from the Local Partnerships.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $2,220,000 and $1,967,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005, respectively. Without the General Partner's advances and continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

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

Critical Accounting Policies
----------------------------

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements which are included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through December 31, 2005, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 31, 2005 and 2004 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 8% and 5% for the three and nine months ended December 31, 2005, respectively, as compared to the corresponding periods in 2004, primarily due to HUD increasing rents approximately 20 percent at one Local Partnership and an occupancy increase at a second Local Partnership, as well as rental rate increases at the other Local Partnerships.

Other income increased approximately $16,000 and $38,000 for the three and nine months ended December 31, 2005, respectively, as compared to the corresponding periods in 2004, primarily due to an increase in tenant charges at one Local Partnership and an operating escrow withdrawal which was recognized as other income at a second Local Partnership.

Total expenses, excluding general and administrative-related parties, repairs and maintenance and operating, remained fairly consistent, with an increase of approximately 1% for both the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004.

General and administrative-related parties expenses increased approximately $22,000 and $116,000 for the three and nine months ended December 31, 2005, respectively, as compared to the corresponding periods in 2004, primarily due to an increase in expense reimbursements at the Partnership level and two Local Partnerships changing from third party management companies in 2004 to affiliated management companies in 2005.

Repairs and maintenance decreased approximately $40,000 and $88,000 for three and nine months ended December 31, 2005, respectively, as compared to the corresponding periods in 2004, primarily due to a decrease in painting and decorating costs at two Local Partnerships, higher security costs in the prior year at a third Local Partnership and sidewalk repairs done in 2004 at a fourth Local Partnerships.

Operating expense increased approximately $32,000 and $41,000 for the three and nine months ended December 31, 2005, respectively, as compared to the corresponding periods in 2004, primarily due to an increase in utility expenses at four Local Partnerships.

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



Item 1.   Legal Proceedings - None

Item 2.   Unregistered Sales of Equity in Securities and Use of Proceeds -  None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information

          Boesky Resignation
          ------------------
          On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the managing member of Related Independence L.L.C. (the "General Partner"). Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Vice President of the General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition.

          Transfer Procedures
          -------------------
          The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or limited partnership interests. Such requests may occur in connection with tender offers for the Partnership's units. Such requests implicate the Partnership's policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership's advantageous tax status.

          In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service ("IRS") regulations to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation. The 5% safe harbor, however, expired and is no longer available as of December 31, 2005. Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation.

          A brief summary of certain of the Partnership's key policies, practices and requirements with respect to transfers and tender offers is as follows:

          o No transfer (whether for substitution, assignment or otherwise) is effective or binding on the Partnership unless and until it is approved by the General Partner.

          o No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership's own transfer documentation. The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

          o The Partnership will not approve transfers that in the cumulative aggregate for any tax year exceed the IRS 2% safe harbor, unless a financially responsible person provides the Partnership and its partners with (i) an indemnity (in form and substance in all ways acceptable to the general partner) for all liability (including, without limitation, any adverse tax consequences) arising from or relating to exceeding the 2% safe harbor and (ii) a legal opinion (in form and substance in all ways acceptable to the General Partner) that there will be no adverse tax consequences to the Partnership and its partners from exceeding the 2% safe harbor.

          o It order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

          o The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

          The foregoing is solely a summary of the Partnership's policies, requirements and practices with respect to transfers and tender offers. More complete information, including a copy of the Partnership's transfer documentation package, may be obtained from the Partnership.

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


Date: January 31, 2006
      ----------------

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


Date: January 31, 2006
      ----------------

                                             By:  /s/ Glenn F. Hopps
                                                  ------------------
                                                  Glenn F. Hopps,
                                                  Treasurer
                                                  (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2005 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the board of directors of the General Partner:

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



         Date: January 31, 2006
               ----------------
                                              By:  /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes,
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-Q for the period ended December 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and
     Chief Financial Officer
     January 31, 2006