Form 10-K
period 2006-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2006-06-26
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

       (Title of Class)

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]  No [X]

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]   Accelerated filer [  ]  Non-accelerated filer [X]

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

       The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2005 was $18,086,000, based on Limited Partner equity as of such date.


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

On November 17, 2003, CharterMac, acquired CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC), which is the parent of RCC Manager LLC, the managing member of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his resignation, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President and Member of the General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President and Member of the General Partner.

On July 6, 1995, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"), managed by Related Equities Corporation (the "Dealer Manager"), pursuant to a prospectus dated July 6, 1995 (the "Prospectus").

The Partnership has received $45,844,000 of aggregate purchase price of BACs excluding selling commissions, discounts or organization and offering expenses ("Gross Proceeds") of the Offering from 2,759 investors ("BACs holders"). The solicitation for the subscription of BACs was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996.

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"). As of March 31, 2006, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. The Partnership's investments in Local Partnerships represent from 98.99% to 99.89% interests except for one investment which is a 58.12% interest. As of March 31, 2006, the Partnership had invested approximately $37,555,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement and not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships of which approximately $1,078,000 remains to be paid to the Local Partnerships (including approximately $539,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not intend to acquire interests in additional Local Partnerships, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. See Item 2, Properties, below.

The investment objectives of the Partnership are described below:

1. Entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period") with respect to each Apartment Complex.

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

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

There can be no assurance that the Partnership will achieve its investment objectives as described above.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Tax Credits are attached to a subsidiary partnership ("Local Partnership") for the 10 year Credit Period and are transferable with the Property during the entirety of such ten year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods are scheduled to expire at various times through December 31, 2010 with respect to the Local Partnerships depending upon when the Credit Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2006, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Tax Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

Segments
--------

The Partnership operates in one segment, which is the investment in multi-family residential property. Financial information about this segment is set forth in
Item 8 hereto.

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

Item 1A.  Risk Factors

The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults, and by increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development ("HUD") to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties

As of March 31, 2006, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents
58.12% of the partnership interest in the subsidiary partnership (the other 41.86% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties may be found in Item 15. Schedule III .

                           Local Partnership Schedule
                           --------------------------

                                                                      Percentage of Units
                                                                       Occupied at May 1,
            Name and Location                                   ---------------------------------
            (Number of Units)                    Date Acquired  2006   2005   2004   2003   2002
----------------------------------------------   -------------  -----  -----  -----  -----  -----
BX-8A Team Associates, L.P.                      October 1995    100%   100%    98%    93%   100%
   Bronx, NY (41)

Westminster Park Plaza                           June 1996        91%    94%    98%    98%    99%
(a California Limited Partnership)
   Los Angeles, CA (130)

Fawcett Street Limited Partnership               June 1996        97%   100%    97%   100%    98%
   Tacoma, WA (60)

Figueroa Senior Housing Limited Partnership      November 1996    97%    97%    98%    98%   100%
   Los Angeles, CA (66)

NNPHI Senior Housing Limited Partnership         December 1996   100%   100%    97%    99%   100%
   Los Angeles, CA (75)

Belmont/McBride Apartments Limited Partnership   January 1997     98%    95%   100%    98%    95%
   Paterson, NJ (42)

Sojourner Douglass, L.P.                         February 1997   100%   100%   100%   100%   100%
   Paterson, NJ (20)

New Zion Apartments Limited Partnership          October 1997    100%    94%    96%    95%    88%
   Shreveport, LA (100)

Bakery Village Urban Renewal Associates, L.P.    December 1997    98%    98%    98%    99%   100%
   Montclair, NJ (125)

Marlton Housing Partnership, L.P.                May 1998        100%    96%    96%    92%   100%
(a Pennsylvania limited partnership)
   Philadelphia, PA (25)

GP Kaneohe Limited Partnership                   July 1999        96%   100%   100%   100%    98%
   Kaneohe, HI (44)

KSD Village Apartments, Phase II, Ltd.           July 1999       100%    94%   100%    94%    88%
   Danville, KY (16)

Kanisa Apartments, Ltd.                          October 1999     86%    92%    86%    88%    86%
   Fayette County, KY (59)

Guymon Housing Partners, L.P.                    December 1999    95%    96%    96%   100%   100%
   Guymon, OK (92)


Leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the total rentable square footage in any single Apartment Complex.

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
Matters

As of March 31, 2006, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partner has imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of May 18, 2006, the Partnership has approximately 2,543 registered holders of an aggregate of 45,844 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.

The Partnership has made no distributions to the BACs holders as of March 31, 2006. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

                                                                 Year Ended March 31,
                                     ----------------------------------------------------------------------------
            OPERATIONS                   2006           2005           2004            2003             2002
------------------------------------ ------------   ------------   -------------   -------------   --------------
 Revenues                            $  6,145,225   $  5,968,825   $   5,869,146   $   5,799,931   $    5,691,878

 Operating expenses                    (9,205,626)    (9,234,871)     (8,956,621)     (9,213,437)      (9,032,990)
                                     ------------   ------------   -------------   -------------   --------------

 Loss before minority interest         (3,060,401)    (3,266,046)     (3,087,475)     (3,413,506)      (3,341,112)

 Minority interest in loss of
  subsidiary
  partnership                              14,225         29,336          26,201          34,355           34,650
                                     ------------   ------------   -------------   -------------   --------------

 Net loss                            $ (3,046,176)  $ (3,236,710)  $  (3,061,274)  $  (3,379,151)  $   (3,306,462)
                                     ============   ============   =============   =============   ==============

 Net loss per weighted average BAC   $     (65.78)  $     (69.90)  $      (66.11)  $      (72.97)  $       (71.40)
                                     ============   ============   =============   =============   ==============


                                                                 Year Ended March 31,
                                     ----------------------------------------------------------------------------
        FINANCIAL POSITION               2006           2005           2004            2003             2002
------------------------------------ ------------   ------------   -------------   -------------   --------------
 Total assets                        $ 68,243,369   $ 70,814,773   $  73,292,160   $  75,661,500   $   78,765,789
                                     ============   ============   =============   =============   ==============
 Total liabilities                   $ 50,101,900   $ 49,612,903   $  48,812,277   $  48,094,142   $   47,526,993
                                     ============   ============   =============   =============   ==============

 Minority interest                   $  1,870,135   $  1,884,360   $   1,925,663   $   1,951,864   $    2,244,151
                                     ============   ============   =============   =============   ==============

 Total partners' capital             $ 16,271,334   $ 19,317,510   $  22,554,220   $  25,615,494   $   28,994,645
                                     ============   ============   =============   =============   ==============


At March 31, 2006, 2005, 2004 2003 and 2002, total assets decreased approximately $2,571,000, $2,477,000, $2,369,000, $3,104,000 and $2,176,000 due
to depreciation and amortization and a reduction in cash and cash equivalents. At March 31, 2006, 2005, 2004, 2003 and 2002, property and equipment decreased approximately $2,296,000, $2,353,000, $2,358,000, $2,532,000 and $1,376,000
primarily due to depreciation expense. At March 31, 2006, 2005, 2004 and 2003, mortgage notes decreased approximately $549,000, $214,000, $89,000 and $339,000, respectively. At March 31, 2002 mortgage notes increased approximately $79,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of March 31, 2006, the Partnership has invested approximately $37,555,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement and not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships, of which approximately $1,078,000 remains to be paid to the Local Partnerships (including approximately $539,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. During the year ended March 31, 2006, approximately $54,000 was paid to Local Partnerships.
 The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no such adjustments made during the year ended March 31, 2006.

The Partnership has received $45,844,000 in gross proceeds for BACs pursuant to a public offering, resulting in net proceeds available for investment of approximately $36,653,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

Short-Term
----------
The Partnership's primary source of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending purchase price adjustments of Local Partnerships and (ii) working capital reserve and interest thereon. All these sources are available to meet obligations of the Partnership.

As of March 31, 2006, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased approximately ($178,000) due to the acquisition of property and equipment ($82,000), repayments of mortgage notes ($549,000) and a net decrease in due to local general partners and affiliates relating to investing activities ($86,000) which exceeded cash provided by operating activities ($539,000). Included in the adjustments to reconcile the net loss to net cash provided by operations is depreciation and amortization of approximately $2,433,000.

Total expenses for the years ended March 31, 2006, 2005 and 2004 excluding depreciation and amortization, interest and general and administrative - related parties, totaled $3,998,978, $4,062,712 and $3,846,737 respectively. Accounts payable and other liabilities totaled $9,675,759 and $9,075,556, respectively, which are comprised of the following amounts:

                                                           March 31,
                                                    -----------------------
                                                       2006         2005
                                                    ----------   ----------
Accounts payable                                    $  481,944   $  457,500
Accrued interest payable                             8,791,745    8,236,181
Security deposits payable                              402,070      381,875
                                                    ----------   ----------

   Total  accounts  payable and other liabilities   $9,675,759   $9,075,556
                                                    ==========   ==========

As indicated in the above table, accrued interest payable comprised approximately 91% of the total accounts payable and other liabilities amount at both March 31, 2006 and 2005. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately $2,304,000 and $1,967,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively

A working capital reserve has been designated from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2006, approximately $204,000 of this reserve remained unused. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the year ended March 31, 2006, there were no distributions from Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty
Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of both March 31, 2006 and 2005, the gross amount of the Operating Deficit Guarantees aggregate approximately $1,897,000. As of both March 31, 2006 and 2005, $0 has been funded under the Operating

Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Long-Term
---------

The Partnership has invested all of the net proceeds available for investment in fourteen Local Partnerships, of which all will generate Tax Credits in 2006. Due to increased market demand for investments in properties that were eligible to receive Tax Credits at the time the Partnership was investing its capital and limitations on the types of investments which may be obtained by the Partnership the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership have increased. As a result of these changes, management does not believe that the Partnership has been able to invest the proceeds available for investment in a manner which will enable the Partnership to achieve Tax Credits in the range of $140-150 for each $1,000 BAC each year in which the Partnership is receiving its full entitlement of Tax Credits.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. Tax Credits will be attached to a Property for a period of ten years, and will be transferable with the Property during the remainder of such ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining tax credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods are scheduled to expire at various times through December 31, 2010 with respect to the Local Partnerships depending upon when the Credit Periods commenced.

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments as of March 31, 2006, to make future payments under its debt agreements and other contractual obligations.

                                              Less than         1 - 3            3 -5         More than
                               Total           1 Year           Years            Years         5 Years
                            ------------    ------------    ------------     ------------    ------------
Mortgage notes payable (a)  $ 35,549,933    $    585,704    $  1,114,493     $  1,102,508    $ 32,747,228
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

a) Property and Equipment/Valuation of Long-Lived Assets

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

Through March 31, 2006, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Other revenues include the following amounts at both the Partnership and Local Partnership level:

                              Years Ended March 31,
                         ------------------------------
                           2006       2005       2004
                         --------   --------   --------
Interest                 $ 68,739   $ 34,738   $ 41,261
Other                     199,907    249,548    199,750
                         --------   --------   --------

   Total other revenue   $268,646   $284,286   $241,011
                         ========   ========   ========

c)  Related Parties

Under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring acquisition fees, a nonaccountable acquisition expense allowance, an accountable expense reimbursement and subordinated disposition fees to the General Partner and/or its affiliates. In addition, the General Partner is entitled to a subordinated interest in cash from sales or refinancings and a 1% interest in net income, net loss, distributions of adjusted cash from operations and cash from sales or refinancings. Certain members and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 in Item 8 above, which is incorporated herein by reference.

New Accounting Pronouncements
-----------------------------

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("FAS 154"). FAS 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. In contrast, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods' financial statements, unless this would be impracticable. In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on its consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights" - the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership's financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on Partnership's consolidated financial statements.

Results of Operations
---------------------

The net loss for the years ended March 31, 2006, 2005 and 2004 totaled $3,046,176, $3,236,710 and $3,061,274, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,292,899, $5,356,768 and $5,356,768 of Tax Credits during each of the 2005, 2004 and 2003 tax years, respectively.

The Partnership's results of operations for the years ended March 31, 2006, 2005 and 2004 consisted primarily of the results of the Partnership's investment in fourteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

2006 vs. 2005
-------------

Rental income increased approximately 3% for the year ended March 31, 2006 as compared to the corresponding period ended March 31, 2005, primarily due to HUD increasing rents approximately 20% at one Local Partnership, an increase in occupancy at a second Local Partnership and rental rate increases at the other Local Partnerships.

Total expenses, excluding general and administrative-related parties, remained fairly consistent with a decrease of approximately 2% for the year ended March 31, 2006 as compared to the corresponding period ended March 31, 2005.

General and administrative-related parties increased approximately $102,000 for the year ended March 31, 2006, as compared to the corresponding period ended March 31, 2005, primarily due to an increase in expense reimbursements at the Partnership level and a one time adjustment to local administrative fees due to underaccruals of prior years' fees at one Local Partnership.

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

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

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


Item 8.    Financial Statements and Supplementary Data
                                                                                                         Sequential
                                                                                                            Page
                                                                                                         ----------

(a)1.      Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm                                           13

           Consolidated Balance Sheets at March 31, 2006 and 2005                                            27

           Consolidated Statements of Operations for the years ended March 31, 2006, 2005 and 2004           28

           Consolidated Statements of Changes in Partners' Capital (Deficit) for the years ended
             March 31, 2006, 2005 and 2004                                                                   29

           Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004           30

           Notes to Consolidated Financial Statements                                                        31


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TO THE PARTNERS OF INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES


         We have audited the accompanying consolidated balance sheets of INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES (a Delaware limited partnership) as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of fourteen subsidiary partnerships, whose losses aggregated $2,485,937 for the year ended March 31, 2004 and whose assets constituted 96% of consolidated assets at March 31, 2004. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

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

         In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years ended in the three-year period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.



/s/ Friedman LLP
Friedman LLP
New York, New York
June 16, 2006

[LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
BX 8A Team Associates, L.P.

We have audited the accompanying balance sheet of BX 8A Team Associates, L.P., for the years ended December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 6, 2004

[LETTERHEAD OF FAVORS & ASSOCIATES, CPA's, P.S.]

INDEPENDENT AUDITORS' REPORT

To the Partners
GP Kaneohe Limited Partnership

We have audited the accompanying balance sheet of GP Kaneohe Limited Partnership as of December 31, 2003, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data required by HUD shown on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements for GP Kaneoke Limited
Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Favors & Associates, CPA's, P.S.
Fircrest, Washington
January 29, 2004

[LETTERHEAD OF MILLER, MAYER, SULLIVAN, & STEVENS, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
KSD Village Apartments, Phase II, Ltd,

We have audited the accompanying balance sheets of KSD Village Apartments, Phase II, Ltd. as of December 31, 2003 and 2002 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a reports dated February 13, 2004 on our consideration of Kanisa Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Hankins & Company
February 20, 2004
Fort Smith, Arkansas

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2006            2005
                                                                                       ------------    ------------
Property and equipment - at cost, less accumulated depreciation (Notes 2 and 4)        $ 62,385,207    $ 64,680,722
Cash and cash equivalents (Notes 2 and 10)                                                1,486,123       1,663,931
Cash held in escrow (Note 5)                                                              3,231,430       3,303,235
Deferred costs, less accumulated amortization (Notes 2 and 6)                               599,913         654,969
Other assets                                                                                540,696         511,916
                                                                                       ------------    ------------

Total assets                                                                           $ 68,243,369    $ 70,814,773
                                                                                       ============    ============


                               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities:
  Mortgage notes payable (Note 7)                                                      $ 35,549,933    $ 36,098,561
  Accounts payable and other liabilities                                                  9,675,759       9,075,556
  Due to local general partners and affiliates (Note 8)                                   1,614,776       1,759,198
  Due to general partner and affiliates (Note 8)                                          3,261,432       2,679,588
                                                                                       ------------    ------------

Total liabilities                                                                        50,101,900      49,612,903
                                                                                       ------------    ------------

Minority interest                                                                         1,870,135       1,884,360
                                                                                       ------------    ------------

Commitments and contingencies (Note 10)

Partners' capital (deficit):
  Limited partners (100,000 BACs authorized; 45,844 issued and outstanding) (Note 1)     16,516,156      19,531,870

  General partner                                                                          (244,822)       (214,360)
                                                                                       ------------    ------------

Total partners' capital (deficit)                                                        16,271,334      19,317,510
                                                                                       ------------    ------------

Total liabilities and partners' capital (deficit)                                      $ 68,243,369    $ 70,814,773
                                                                                       ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Years Ended March 31,
                                                       -----------------------------------------
                                                           2006           2005           2004
                                                       -----------    -----------    -----------
Revenues
Rental income                                          $ 5,876,579    $ 5,684,539    $ 5,628,135
Other income                                               268,646        284,286        241,011
                                                       -----------    -----------    -----------

Total revenue                                            6,145,225      5,968,825      5,869,146
                                                       -----------    -----------    -----------

Expenses
General and administrative                               1,542,418      1,559,770      1,491,281
General and administrative-related parties (Note 8)        826,965        725,342        655,979
Repairs and maintenance                                  1,020,706      1,115,171      1,011,987
Operating and other                                        885,608        825,660        780,876
Taxes                                                      167,482        166,518        178,046
Insurance                                                  382,764        395,593        384,547
Interest                                                 1,946,664      1,998,814      1,977,957
Depreciation and amortization                            2,433,019      2,448,003      2,475,948
                                                       -----------    -----------    -----------

Total expenses                                           9,205,626      9,234,871      8,956,621
                                                       -----------    -----------    -----------

Loss before minority interest                           (3,060,401)    (3,266,046)    (3,087,475)

Minority interest in loss of subsidiary partnerships        14,225         29,336         26,201
                                                       -----------    -----------    -----------

Net loss                                               $(3,046,176)   $(3,236,710)   $(3,061,274)
                                                       ===========    ===========    ===========

Net loss - limited partners                            $(3,015,714)   $(3,204,343)   $(3,030,661)
                                                       ===========    ===========    ===========

Number of BACs outstanding                                  45,844         45,844         45,844
                                                       ===========    ===========    ===========

Net loss per weighted average BAC                      $    (65.78)   $    (69.90)   $    (66.11)
                                                       ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                    YEARS ENDED MARCH 31, 2006, 2005 and 2004


                                                                 Limited         General
                                                   Total         Partners        Partners
                                               ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2003    $ 25,615,494    $ 25,766,873    $   (151,379)

Net loss                                         (3,061,274)     (3,030,661)        (30,613)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2004     22,554,220      22,736,212        (181,992)

Net loss                                         (3,236,710)     (3,204,342)        (32,368)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2005     19,317,510      19,531,870        (214,360)

Net Loss                                         (3,046,176)     (3,015,714)        (30,462)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2006   $ 16,271,334    $ 16,516,156    $   (244,822)
                                               ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Years Ended March 31,
                                                           -----------------------------------------
                                                              2006           2005*          2004
                                                           -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                   $(3,046,176)   $(3,236,710)   $(3,061,274)
                                                           -----------    -----------    -----------
Adjustments to reconcile net loss to net cash provided
  by operating activities:
Depreciation and amortization                                2,433,019      2,448,003      2,475,948
Minority interest in loss of subsidiary partnerships           (14,225)       (29,336)       (26,201)
Decrease (increase) in cash held in escrow                      71,578         54,158        (11,343)
(Increase) decrease in other assets                            (28,780)        15,857        (34,837)
Increase in accounts payable and other liabilities             600,203        835,700        810,443
Increase in due to local general partners and affiliates           269         17,379         16,677
Decrease in due to local general partners and affiliates       (58,753)             0         (1,881)
Increase in due to general partner and affiliates              581,844        536,175        462,839
                                                           -----------    -----------    -----------
Total adjustments                                            3,585,155      3,877,936      3,691,645
                                                           -----------    -----------    -----------

Net cash provided by operating activities                      538,979        641,226        630,371
                                                           -----------    -----------    -----------

Cash flows from investing activities:
Acquisition of property and equipment                          (82,448)       (37,758)       (47,194)
Decrease (increase) in cash held in escrow                         227        (64,456)      (320,303)
Increase in due to local general partners and affiliates        52,000          6,268         14,378
Decrease in due to local general partners and affiliates      (137,938)      (381,325)      (495,447)
                                                           -----------    -----------    -----------

Net cash used in investing activities                         (168,159)      (477,271)      (848,566)
                                                           -----------    -----------    -----------

Cash flows from financing activities:
Proceeds from mortgage notes                                         0        240,694      1,992,000
Repayments of mortgage notes                                  (548,628)      (454,265)    (2,080,874)
Increase in deferred costs                                           0         (5,383)             0
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                                  0        (11,967)             0
                                                           -----------    -----------    -----------

Net cash used in financing activities                         (548,628)      (230,921)       (88,874)
                                                           -----------    -----------    -----------

Net decrease in cash and cash equivalents                     (177,808)       (66,966)      (307,069)

Cash and cash equivalents at beginning of year               1,663,931      1,730,897      2,037,966
                                                           -----------    -----------    -----------

Cash and cash equivalents at end of year                   $ 1,486,123    $ 1,663,931    $ 1,730,897
                                                           ===========    ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the year for interest                     $ 1,391,100    $ 1,081,553    $ 1,156,624
                                                           ===========    ===========    ===========


 *Reclassified for comparative purposes

The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



NOTE 1 - General

Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) (the "Partnership") was organized on February 22, 1995 and commenced a public offering on July 6, 1995. The general partner of the Partnership is Related
Independence   L.L.C.,  a  Delaware  limited  liability  company  (the  "General
Partner").

On November 17, 2003, CharterMac, acquired CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC), which is the parent of RCC Manager LLC, the managing member of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his resignation, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President and Member of the General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President and Member of the General Partner.

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit. Qualified Beneficial Assignment Certificates ("BACs") holders are entitled to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the "Credit Period") with respect to each Apartment Complex.

As of March 31, 2006, the Partnership has acquired limited partnership interests in fourteen subsidiary partnerships, all of which have been consolidated. The Partnership does not anticipate acquiring limited partnership interests in additional subsidiary partnerships. The Partnership's investments in Local
Partnerships represent from 98.99% to 99.89% interests, except for one investment which is a 58.12% interest.

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


NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial  reporting purposes,  the Partnership's  fiscal year ends on March
31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles ("GAAP").

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and fourteen subsidiary partnerships for the years ended March 31, 2006, 2005 and 2004, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of the consolidated subsidiaries attributable to minority interests arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $10,000, $8,000 and $7,000 for the years ended March 31, 2006, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



d)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using estimated future discounted net cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2006.

Through March 31, 2006, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Other revenues include the following amounts at both the Partnership and Local Partnership level:


                                                  Years Ended March 31,
                                          --------------------------------------
                                            2006           2005           2004
                                          --------       --------       --------
Interest                                  $ 68,739       $ 34,738       $ 41,261
Other                                      199,907        249,548        199,750
                                          --------       --------       --------

   Total other revenue                    $268,646       $284,286       $241,011
                                          ========       ========       ========


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

g)  Mortgage Financing and Offering Costs

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



j)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow
The carrying amount approximates fair value due to the short-term maturity of the instruments.

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:


                                                   March 31, 2006                   March 31, 2005
                                           -----------------------------    -----------------------------
                                             Carrying                         Carrying
                                              Amount         Fair Value        Amount         Fair Value
                                           ------------     ------------    ------------    -------------
 Mortgage notes payable for which it is:
 Practicable to estimate fair value        $ 26,749,817     $ 27,444,099    $ 27,283,559    $  27,788,720
 Not practicable                           $  8,800,116               (a)   $  8,815,002               (a)


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


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:


                                                             March 31,               Estimated
                                                  -----------------------------    Useful Lives
                                                      2006            2005            (Years)
                                                  ------------    ------------     ------------
Land                                              $  3,307,496    $  3,307,496
Building and improvements                           76,978,322      76,921,411         27.5
Furniture and fixtures                               1,185,589       1,160,052          5-7
                                                  ------------    ------------

                                                    81,471,407      81,388,959
Less:  Accumulated depreciation                    (19,086,200)    (16,708,237)
                                                  ------------    ------------

                                                  $ 62,385,207    $ 64,680,722
                                                  ============    ============


Included in property and equipment at March 31, 2006 and 2005, was $2,750,640 of acquisition fees paid to the General Partner and $708,031 of third party acquisition expenses. In addition, as of March 31, 2006 and 2005, building and improvements includes $343,161 of capitalized interest. No interest was capitalized during the years ended March 31, 2006, 2005 and 2004.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $4,235,495 to the local general partners and affiliates as of both March 31, 2006 and 2005. Such fees have been included in the cost of property and equipment.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



Depreciation expense for the years ended March 31, 2006, 2005 and 2004 amounted to $ 2,377,963, $2,390,752 and $2,405,192, respectively.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:


                                                               March 31,
                                                      --------------------------
                                                         2006            2005
                                                      ----------      ----------
Purchase price payments*                              $  539,048      $  593,023
Real estate taxes, insurance and other                   929,090         999,551
Reserve for replacement                                1,380,838       1,327,090
Tenant security deposits                                 382,454         383,571
                                                      ----------      ----------

                                                      $3,231,430      $3,303,235
                                                      ==========      ==========


* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:


                                                            March 31,
                                                  ----------------------------
                                                      2006            2005               Period
                                                  ------------    ------------     ------------------
Financing costs                                   $  1,006,807    $  1,006,807     2 through 45 years
Other deferred costs                                   177,692         177,692
                                                  ------------    ------------
                                                     1,184,499       1,184,499
Less:  Accumulated amortization                       (584,586)       (529,530)
                                                   ------------   ------------

                                                  $    599,913    $    654,969
                                                   ============   ============


Amortization expense for the years ended March 31, 2006, 2005 and 2004 amounted to $55,056, $57,251 and $70,756, respectively.


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

Annual principal payments on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:


  Fiscal Year                             Amount
-----------------                      -------------
    2006                               $    585,704
    2007                                    548,924
    2008                                    565,569
    2009                                    536,731
    2010                                    565,777
    Thereafter                           32,747,228
                                       ------------

                                       $ 35,549,933
                                       ============


The mortgage agreements generally require monthly deposits to replacement reserves and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

Accrued interest payable amounted to approximately $8,792,000 and $8,236,000 as of March 31, 2006 and 2005, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. Accrued interest payable is included in accounts payable and other liabilities on the Consolidated Balance Sheets.


NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro-rata share of profits, losses and tax credits.

A)  Guarantees

The Partnership had negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships whereby the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty
Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of both March 31, 2006 and 2005, Operating Deficit Guarantees aggregate approximately $1,897,000. As of both March 31, 2006 and 2005, $0 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

B)  Related Party Expenses

Expenses incurred to related parties for the years ended March 31, 2006, 2005 and 2004 were as follows:


                                                              Year Ended March 31,
                                                        ------------------------------
                                                          2006       2005       2004
                                                        --------   --------   --------
Partnership management fees (a)                         $337,120   $337,122   $337,120
Expense reimbursements (b)                               228,697    145,390    143,665
Local administrative fees (d)                             76,000     60,000     62,000
                                                        --------   --------   --------

Total general and administrative - General Partner       641,817    542,512    542,785

Property  management  fees  incurred to affiliates of
  the subsidiary partnerships' general partners (c)      185,148    182,830    113,194
                                                        --------   --------   --------

Total general and administrative-
related parties                                         $826,965   $725,342   $655,979
                                                        ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not previously paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,304,000 and $1,967,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively.

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

(c) Property management fees incurred by the Local Partnerships amounted to $388,853, $384,730 and $371,375 for the years ended March 31, 2006, 2005 and
2004, respectively. Of these fees, $185,148, $182,830 and $113,194 was incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



C) Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:


                                                            March 31,
                                                 ------------------------------
                                                     2006               2005
                                                 -----------        -----------
Development fee payable                          $ 1,766,263        $ 1,796,549
General partner loan payable                          40,000             40,000
General partner loan receivable                     (290,946)          (236,946)
Construction advances                                      0             25,000
Construction costs payable                            50,000             56,652
Operating advances                                    36,000              6,000
Management and other fees                             13,459             71,943
                                                 -----------        -----------

                                                 $ 1,614,776        $ 1,759,198
                                                 ===========        ===========


NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:


                                                                         Year Ended December 31,
                                                                -----------------------------------------
                                                                    2005           2004*          2003*
                                                                -----------    -----------    -----------
Financial statement net loss                                    $(3,046,176)   $(3,236,710)   $(3,061,274)

Differences between depreciation and amortization expense
  for financial reporting purposes and income tax purposes         (333,774)      (414,255)      (373,268)

Differences  resulting from parent company having a different
  fiscal year for income tax and financial reporting purposes        15,040        (11,934)         9,642

Tax exempt interest income                                          (24,764)       (10,841)        (7,913)

Other, including accruals for financial reporting
  purposes not
  deductible for income tax purposes until paid                      20,349         37,075       (131,430)
                                                                -----------    -----------    -----------

Net loss as shown on the income tax returns                     $(3,369,325)   $(3,636,665)   $(3,564,243)
                                                                ===========    ===========    ===========


*    Reclassified for comparative purposes


NOTE 10 - Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation for up to $100,000. At March 31, 2006, uninsured cash and cash equivalents at various banking institutions approximated $1,345,000.

b)  Leases

One subsidiary partnership is leasing the land on which the Project is located, for a term of 65 years starting on July 14, 1982. At December 31, 2005, the subsidiary partnership is obligated to pay rent of $1 per annum.

c)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership and BACs holders will begin to recognize Tax Credits with respect to a property when the Credit Period for such property (generally ten years from the date of investment or, if later, the date the property is leased to qualified tenants) commences. Because of the time required for the

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



acquisition, completion and rent-up of Properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,292,899, $5,356,758 and $5,356,758 of Tax Credits during each of the 2005, 2004 and 2003 tax years, respectively. The Tax Credits expire at various times through 2010.


NOTE 11 - New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("FAS 154"). FAS 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. In contrast, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods' financial statements, unless this would be impracticable. In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on its consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership's financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on Partnership's consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 12 - Selected Quarterly Financial Data (Unaudited)

                                                                             Quarter Ended
                                                      -----------------------------------------------------------

                                                        June 30,      September 30,   December 31,     March 31,
                 OPERATIONS                               2005            2005            2005            2006
--------------------------------------------------    -------------   ------------   -------------   -----------
Revenues                                              $   1,559,193   $  1,529,807   $   1,571,550   $  1,484,675

Operating expenses                                       (2,282,476)    (2,284,522)     (2,342,492)    (2,296,136)
                                                      -------------   ------------   -------------   ------------

Loss before minority interest                              (723,283)      (754,715)       (770,942)      (811,461)

Minority interest in loss (income) of subsidiaries            7,716          9,623           6,070         (9,184)
                                                      -------------   ------------   -------------   ------------

Net loss                                              $    (715,567)  $   (745,092)  $    (764,872)  $   (820,645)
                                                      =============   ============   =============   ============

Net loss per weighted average BAC                     $      (15.45)  $     (16.09)  $      (16.52)  $     (17.72)
                                                      =============   ============   =============   ============


                                                                             Quarter Ended
                                                      ------------------------------------------------------------

                                                        June 30,      September 30,   December 31,     March 31,
                 OPERATIONS                               2004            2004            2004            2005
--------------------------------------------------    -------------   ------------   -------------   -----------
Revenues                                              $   1,480,858   $  1,474,813   $   1,447,160   $  1,565,994

Operating expenses                                       (2,300,584)    (2,197,256)     (2,308,780)    (2,428,251)
                                                      -------------   ------------   -------------   ------------

Loss before minority interest                              (819,726)      (722,443)       (861,620)      (862,257)

Minority interest in loss of subsidiaries                     5,061          6,928           4,436         12,911
                                                      -------------   ------------   -------------   ------------

Net loss                                              $    (814,665)  $   (715,515)  $    (857,184)  $   (849,346)
                                                      =============   ============   =============   ============

Net loss per weighted average BAC                     $      (17.59)  $     (15.45)  $      (18.51)  $     (18.35)
                                                      =============   ============   =============   ============

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

(b) Changes in INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the year ended March 31, 2006, there were no changes in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B.  Other Information

Not applicable.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by Related Independence LLC ("RILLC"), the General Partner. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC), which controls the General Partner, has adopted a code of ethics (see http://www.chartermac.com).

On November 17, 2003, CharterMac acquired CharterMac Capital, which is the parent of RCC Manager LLC, the managing member of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his resignation, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President and Member of the General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President and Member of the General Partner.

Certain information concerning the executive officers and directors of the General Partner is set forth below.

Name                                       Position
-----------------                          ---------------------------

Alan P. Hirmes                             Chief Executive Officer
                                           and Chief Financial Officer

Marc D. Schnitzer                          Senior Vice President

Glenn F. Hopps                             Treasurer


ALAN P. HIRMES, 51, is a Director and President of the General Partner and President of the General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining CharterMac Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of CharterMac Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 45, is a Vice President of the General Partner. He is responsible both for financial restructurings of real estate properties and directing CharterMac Capital's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining

CharterMac Capital in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March 2006, Mr. Schnitzer was appointed Chief Executive Officer and President of CharterMac. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

GLENN F. HOPPS, 43, is Treasurer of the General Partner. Mr. Hopps joined CharterMac Capital in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, Certified Public Accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

Item 11. Executive Compensation.

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to members or officers of the General Partner for their services. However, under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring acquisition fees, a nonaccountable acquisition expense allowance, an accountable expense reimbursement and subordinated disposition fees to the General Partner and/or its affiliates. In addition, the General Partner is entitled to a subordinated interest in cash from sales or refinancings and a 1% interest in net income, net loss, distributions of adjusted cash from operations and cash from sales or refinancings. Certain members and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 in Item 8 above, which is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                        Name and address of           Amount and Nature of        Percentage
  Title of Class        Beneficial Ownership          Beneficial Ownership         of Class
-------------------  ---------------------------  -----------------------------   ------------
General Partnership  Related Independence L.L.C.  $1,000 capital contribution -       100%
 Interest in the     625 Madison Avenue           directly owned
 Partnership         New York, NY  10022

Independence SLP IV L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in the Local Partnerships. See Note 8 in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of May 18, 2006 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the General Partner of RCMP and (iii) the directors and executive officers of the General Partners of RCMP as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                   Amount and Nature of         Percentage
  Name of Beneficial Owner (1)     Beneficial Ownership          of Class
--------------------------------   --------------------     -------------------

Lehigh Tax Credit Partners, Inc.       2,868.06(2)                 6.3%
J. Michael Fried                       2,868.06(2)(3)              6.3%
Michael J. Wechsler                           -                      -
Alan P. Hirmes                         2,868.06(2)(3)              6.3%
Stuart J. Boesky                       2,868.06(2)(3)              6.3%
Stephen M. Ross                        2,868.06(2)(3)              6.3%
Marc D. Schnitzer                      2,868.06(2)(3)              6.3%
Glenn F. Hopps                                -                      -
Teresa Wicelinski                             -                      -

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

Item 13.  Certain Relationships and Related Transactions

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 in
Item 8 above, which are incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the members and officers of the General Partner.

Item 14.  Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees by Friedman LLP and its affiliates for professional services rendered for the audit of the Partnership's annual consolidated financial statements for the years ended March 31, 2006 and 2005 and for the reviews of the condensed consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q for those years were $59,000 and $52,000, respectively.

Audit Related Fees
------------------
None.

Tax Fees
--------
The aggregate fees by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership's annual tax returns were $8,700 for each of the years ended December 31, 2005 and 2004.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have a stand alone audit committee.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules

                                                                                                        Sequential
                                                                                                           Page
                                                                                                        -----------

(a) 1.   Financial Statements

         Report of Independent Registered Public Accounting Firm                                            13

         Consolidated Balance Sheets at March 31, 2006 and 2005                                             27

         Consolidated Statements of Operations for the years ended March 31, 2006, 2005 and 2004            28

         Consolidated Statements of Changes in Partners' Capital (Deficit) for the years ended
           March 31, 2006, 2005 and 2004                                                                    29

         Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004            30

         Notes to Consolidated Financial Statements                                                         31

(a) 2.   Consolidated Financial Statement Schedules

         Report of Independent Registered Public Accounting Firm                                            48

         Schedule I - Condensed Financial Information of Registrant                                         49

         Schedule III - Real Estate and Accumulated Depreciation                                            52

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

         Certificate of Limited  Partnership of Independence Tax Credit Plus L.P. IV as filed on
(3C)       February 22, 1995*

(10A)    Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)    Escrow Agreement between Independence Tax Credit Plus L.P. IV and Bankers Trust Company*

         Form of Purchase and Sales  Agreement  pertaining to the  Partnership's  acquisition of
(10C)      Local Partnership Interests*

(10D)    Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)     Subsidiaries of the Registrant                                                                     43

         *    Incorporated  herein as an exhibit  by  reference  to  exhibits filed with Post-
              Effective  Amendment No. 4 to the Registration Statement on Form S-11 {Registration
              No. 33-89968}

         **   Incorporated  herein as an exhibit  by  reference  to  exhibits filed with  Post-
              Effective  Amendment No. 8 to the Registration Statement on Form S-11
              {Registration No. 33-89968}

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)                                         46

(32.1)   Certification  Pursuant to Rule  13a-14(b) or Rule  15d-14(b) and Section 1350 of Title
              18 of the United States Code (18 U.S.C. 1350)                                                 47

                                     PART IV

                                                           Jurisdiction of
(c)      Subsidiaries of the Registrant (Exhibit 21)        Organization
         -------------------------------------------       ---------------

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



                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
                                  (Registrant)



                            By:  RELATED INDEPENDENCE L.L.C.,
                                 a General Partner



Date:  June 26, 2006              By: /s/ Alan P. Hirmes
       -------------                  ------------------
                                      Alan P. Hirmes
                                      President, Member, Chief Executive Officer
                                      and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                            Title                                   Date
------------------    ---------------------------------------------------    --------------
/s/ Alan P. Hirmes
------------------    President and Member of Related Independence L.L.C.     June 26, 2006
Alan P. Hirmes        Chief Executive Officer and Chief Financial Officer     -------------

/s/ Glenn F. Hopps
------------------    Treasurer of Related Independence L.L.C. (principal     June 26, 2006
Glenn F. Hopps        accounting officer)                                     -------------

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), certify that:

     1) I have reviewed this annual report on Form 10-K for the period ending March 31, 2006 of the Partnership;

     2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3) Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the board of directors of the General Partners:

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


         Date: June 26, 2006
               -------------

                                             By:  /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes
                                                  Chief Executive Officer and
                                                  Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-K for the period ended March 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and result of operations of the Partnership.

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the SEC or its staff upon request.



By:  /s/Alan P. Hirmes
     -----------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     June 26, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------
                        ON FINANCIAL STATEMENT SCHEDULES
                        --------------------------------



TO THE PARTNERS OF
INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES


In connection with our audits of the consolidated financial statements of INDEPENDENCE TAX CREDIT PLUS L.P. IV AND SUBSIDIARIES included in the Form 10-K as presented in our opinion dated June 16, 2006, we have also audited supporting
Schedule I as of March 31, 2006 and 2005 and for the years ended 2006, 2005 and 2004 and Schedule III as of March 31, 2006 and for the years ended March 31, 2006, 2005 and 2004. In our opinion, based on our audits, these schedules present fairly, when read in conjunction with the related financial statements, the financial data required to be set forth therein.




/s/ Friedman LLP
Friedman LLP

New York, New York
June 16, 2006

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                      2006         2005
                                                  -----------   -----------
Cash and cash equivalents                         $   743,014   $   831,573
Investment in subsidiary partnerships              15,990,190    18,379,444
Cash held in escrow                                   539,048       593,023
Other assets                                        1,879,610     1,824,502
                                                  -----------   -----------

Total assets                                      $19,151,862   $21,628,542
                                                  ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates             $ 2,827,630   $ 2,261,813
Other liabilities                                      52,898        49,219
                                                  -----------   -----------

Total liabilities                                   2,880,528     2,311,032

Partners' capital                                  16,271,334    19,317,510
                                                  -----------   -----------

Total liabilities and partners' capital           $19,151,862   $21,628,542
                                                  ===========   ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                           Year Ended March 31,
                                                -----------------------------------------
                                                    2006           2005           2004
                                                -----------    -----------    -----------
Revenues

Interest income                                 $    25,492    $    12,530    $     6,849
                                                -----------    -----------    -----------

Expenses

Administrative and management                       116,597         83,459         97,212
Administrative and management-related parties       565,817        482,511        480,785
                                                -----------    -----------    -----------

Total expenses                                      682,414        565,970        577,997
                                                -----------    -----------    -----------

Loss from operations                               (656,922)      (553,440)      (571,148)

Equity in loss of subsidiary partnerships        (2,389,254)    (2,683,270)    (2,490,126)
                                                -----------    -----------    -----------

Net loss                                        $(3,046,176)   $(3,236,710)   $(3,061,274)
                                                ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                Year Ended March 31,
                                                       -----------------------------------------
                                                           2006           2005           2004
                                                       -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                               $(3,046,176)   $(3,236,710)   $(3,061,274)
                                                       -----------    -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships                2,389,254      2,683,270      2,490,126
Increase in other assets                                   (55,108)       (15,205)        (8,476)
Increase (decrease) in liabilities:
Due to general partner and affiliates                      565,817        482,652        440,808
Other liabilities                                            3,679         (4,721)         3,530
                                                       -----------    -----------    -----------

Total adjustments                                        2,903,642      3,145,996      2,925,988
                                                       -----------    -----------    -----------

Net cash used in operating activities                     (142,534)       (90,714)      (135,286)
                                                       -----------    -----------    -----------

Cash flows from investing activities:

Decrease in cash held in escrow                             53,975         13,637          8,475
Decrease in investments in subsidiary partnerships               0              0       (180,000)
                                                       -----------    -----------    -----------

Net cash provided by (used in) provided by investing
  activities                                                53,975         13,637       (171,525)
                                                       -----------    -----------    -----------

Net decrease in cash and cash equivalents                  (88,559)       (77,077)      (306,811)

Cash and cash equivalents, beginning of year               831,573        908,650      1,215,461
                                                       -----------    -----------    -----------

Cash and cash equivalents, end of year                 $   743,014    $   831,573    $   908,650
                                                       ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2006

                                                                  Initial Cost to Partnership
                                                                  ---------------------------
                                                                                                    Cost
                                                                                                 Capitalized
                                                                                                Subsequent to
                                                                                 Buldings and    Acquisition:
                 Description                       Encumbrances       Land       Improvements    Improvements
----------------------------------------------     ------------   ------------   ------------   -------------
Apartment Complexes

BX-8A Team Associates, L.P.                        $  1,791,164   $      5,467   $  2,667,819   $     334,088
   Bronx, NY
Westminster Park Plaza                                7,533,865      1,197,697      8,093,774       1,970,048
   Los Angeles, CA
Fawcett Street Limited Partnership                    1,970,424        390,654      4,247,465         188,181
   Tacoma, WA
Figueroa Senior Housing Limited Partnership           2,990,419        279,000      4,978,250         550,709
   Los Angeles, CA
NNPHI Senior Housing Limited Partnership              3,909,312        709,657      6,135,419         422,510
   Los Angeles, CA
Belmont/McBride Apartments Limited Partnership        2,775,835        154,934      5,627,693       2,512,963
   Paterson, NJ
Sojourner Douglass, L.P.                              1,977,352        141,297      2,573,950         122,477
   Paterson, NJ
New Zion Apartments Limited Partnership                 909,049         20,000      2,688,770          76,839
   Shreveport, LA
Bakery Village Urban Renewal Associates, L.P.         4,378,104         50,000     14,912,416       2,735,024
   Montclair, NJ
Marlton Housing Partnership, L.P.                     1,849,000          2,648      1,547,121       1,714,007
   Philadelphia, PA
GP Kaneohe Limited Partnership                        1,810,261              0      3,306,828          51,842
   Kaneohe, HI
KSD Village Apartments, Phase II Ltd.                   393,265              0        887,539          33,006
   Danville, KY
Kanisa Apartments Ltd.                                1,391,628        106,592      4,846,543         124,390
   Fayette County, KY
Guymon Housing Partners, L.P.                         1,870,255         84,918      4,238,907         739,965
   Guymon, OK                                      ------------   ------------   ------------   -------------

                                                   $ 35,549,933   $  3,142,864   $ 66,752,494   $  11,576,049
                                                   ============   ============   ============   =============
                                                   Gross Amount at which Carried at Close of Period
                                                   ------------------------------------------------

                                                                     Buildings and                       Accumulated
                 Description                           Land          Improvements          Total         Depreciation
----------------------------------------------     ------------      -------------      -----------      ------------
Apartment Complexes

BX-8A Team Associates, L.P.                        $     11,579      $   2,995,795      $ 3,007,374      $  1,034,565
   Bronx, NY
Westminster Park Plaza                                1,292,427          9,969,092       11,261,519         2,239,364
   Los Angeles, CA
Fawcett Street Limited Partnership                      396,383          4,429,917        4,826,300         1,498,100
   Tacoma, WA
Figueroa Senior Housing Limited Partnership             291,377          5,516,582        5,807,959         1,641,992
   Los Angeles, CA
NNPHI Senior Housing Limited Partnership                715,387          6,552,199        7,267,586         1,789,240
   Los Angeles, CA
Belmont/McBride Apartments Limited Partnership          182,633          8,112,957        8,295,590         2,210,110
   Paterson, NJ
Sojourner Douglass, L.P.                                143,996          2,693,728        2,837,724           860,395
   Paterson, NJ
New Zion Apartments Limited Partnership                  22,699          2,762,910        2,785,609           915,441
   Shreveport, LA
Bakery Village Urban Renewal Associates, L.P.            52,699         17,644,741       17,697,440         3,337,176
   Montclair, NJ
Marlton Housing Partnership, L.P.                         4,355          3,259,421        3,263,776           573,349
   Philadelphia, PA
GP Kaneohe Limited Partnership                              613          3,358,057        3,358,670           643,826
   Kaneohe, HI
KSD Village Apartments, Phase II Ltd.                       612            919,932          920,544           176,032
   Danville, KY
Kanisa Apartments Ltd.                                  107,205          4,970,320        5,077,525           821,641
   Fayette County, KY
Guymon Housing Partners, L.P.                            85,531          4,978,260        5,063,791         1,344,969
   Guymon, OK                                      ------------      -------------      -----------      ------------

                                                   $  3,307,496      $  78,163,911      $81,471,407      $ 19,086,200
                                                   ============      =============      ===========      ============

                                                                                        Life on which
                                                                                       Depreciation in
                                                     Year of                            Latest Income
                                                   Construction/         Date           Statements are
                 Description                       Renovation          Acquired         Computed (a)
----------------------------------------------     -------------     -------------     ---------------
Apartment Complexes

BX-8A Team Associates, L.P.                          1995-96           Oct. 1995          27.5 years
   Bronx, NY
Westminster Park Plaza                               1996-97           June 1996          27.5 years
   Los Angeles, CA
Fawcett Street Limited Partnership                   1996-97           June 1996          27.5 years
   Tacoma, WA
Figueroa Senior Housing Limited Partnership          1996-97           Nov. 1996          27.5 years
   Los Angeles, CA
NNPHI Senior Housing Limited Partnership             1996-97           Dec. 1996          27.5 years
   Los Angeles, CA
Belmont/McBride Apartments Limited Partnership       1997-98           Jan. 1997          27.5 years
   Paterson, NJ
Sojourner Douglass, L.P.                             1997-98           Feb. 1997          27.5 years
   Paterson, NJ
New Zion Apartments Limited Partnership              1997-98           Oct. 1997          27.5 years
   Shreveport, LA
Bakery Village Urban Renewal Associates, L.P.        1997-98           Dec. 1997          27.5 years
   Montclair, NJ
Marlton Housing Partnership, L.P.                    1998-99            May 1998          27.5 years
   Philadelphia, PA
GP Kaneohe Limited Partnership                       1999-00           July 1999          7-40 years
   Kaneohe, HI
KSD Village Apartments, Phase II Ltd.                1999-00           July 1999         10-40 years
   Danville, KY
Kanisa Apartments Ltd.                               1998-99           Oct. 1999          5-40 years
   Fayette County, KY
Guymon Housing Partners, L.P.                        1998-99           Dec. 1999          27.5 years
   Guymon, OK

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2006

                                                Cost of Property and Equipment                   Accumulated Depreciation
                                          -------------------------------------------   ------------------------------------------
                                                                           Year Ended March 31,
                                          -----------------------------------------------------------------------------------------
                                              2006            2005           2004           2006           2005            2004
                                          ------------    ------------   ------------   ------------   ------------    ------------
Balance at beginning of year              $ 81,388,959    $ 81,354,107   $ 81,306,913   $ 16,708,237   $ 14,320,391    $ 11,915,199
(Adjustment to) additions during year:
Land, building and improvements                 82,448          34,852         47,194
Accumulated deprecation on dispositions                                                            0         (2,906)              0
Depreciation expense                                                                       2,377,963      2,390,752       2,405,192
                                          ------------    ------------   ------------   ------------   ------------    ------------
Balance at close of year                  $ 81,471,407    $ 81,388,959   $ 81,354,107   $ 19,086,200   $ 16,708,237    $ 14,320,391
                                          ============    ============   ============   ============   ============    ============

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.