Form 10-Q
period 2006-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2006-08-03
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2006


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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                 June 30,        March 31,
                                                                   2006             2006
                                                               ------------    ------------
                                                               (Unaudited)      (Audited)
                                     ASSETS

Property and equipment - at cost, net of accumulated
  depreciation of$19,678,884 and $19,086,200, respectively     $ 61,792,523    $ 62,385,207
Cash and cash equivalents                                         1,498,135       1,486,123
Cash held in escrow                                               3,534,952       3,231,430
Deferred costs, net of accumulated amortization of $598,010
  and $584,586, respectively                                        586,489         599,913
Other assets                                                        486,900         540,696
                                                               ------------    ------------
Total assets                                                   $ 67,898,999    $ 68,243,369
                                                               ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                                         $ 35,456,108    $ 35,549,933
Accounts payable and other liabilities                           10,026,364       9,675,759
Due to local general partners and affiliates                      1,653,299       1,614,776
Due to general partner and affiliates                             3,379,597       3,261,432
                                                               ------------    ------------
Total liabilities                                                50,515,368      50,101,900
                                                               ------------    ------------

Minority interest                                                 1,860,585       1,870,135
                                                               ------------    ------------

Partners' capital (deficit):
Limited partners (45,844 BACs issued and outstanding)            15,775,351      16,516,156
General partner                                                    (252,305)       (244,822)
                                                               ------------    ------------
Total partners' capital (deficit)                                15,523,046      16,271,334
                                                               ------------    ------------
Total liabilities and partners' capital (deficit)              $ 67,898,999    $ 68,243,369
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                       --------------------------
                                                           2006           2005
                                                       -----------    -----------
Revenues
Rental income                                          $ 1,463,977    $ 1,472,689
Other income                                               106,246         86,504
                                                       -----------    -----------
Total revenues                                           1,570,223      1,559,193
                                                       -----------    -----------

Expenses
General and administrative                                 398,102        454,682
General and administrative-related parties                 187,115        195,179
Repairs and maintenance                                    260,764        194,356
Operating and other                                        251,410        182,487
Taxes                                                       44,686         45,678
Insurance                                                   94,534         98,988
Interest                                                   485,343        503,018
Depreciation and amortization                              606,108        608,088
                                                       -----------    -----------
Total expenses                                           2,328,062      2,282,476
                                                       -----------    -----------

Loss before minority interest                             (757,839)      (723,283)
Minority interest in loss of subsidiary partnerships         9,551          7,716
                                                       -----------    -----------
Net loss                                               $  (748,288)   $  (715,567)
                                                       ===========    ===========

Net loss - limited partners                            $  (740,805)   $  (708,411)
                                                       ===========    ===========

Number of BACs outstanding                                  45,844         45,844
                                                       ===========    ===========

Net loss per weighted average BAC                      $    (16.16)   $    (15.45)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
   Condensed Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                                                                Limited          General
                                                  Total         Partners         Partner
                                              ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2006   $ 16,271,334    $ 16,516,156    $   (244,822)

Net loss                                          (748,288)       (740,805)         (7,483)
                                              ------------    ------------    ------------

Partners' capital (deficit) - June 30, 2006   $ 15,523,046    $ 15,775,351    $   (252,305)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Three Months Ended
                                                                     June 30,
                                                            --------------------------
                                                                2006           2005
                                                            -----------    -----------
Cash flows from operating activities:
Net loss                                                    $  (748,288)   $  (715,567)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                   606,108        608,088
Minority interest in loss of subsidiary partnerships             (9,551)        (7,716)
Increase in cash held in escrow                                (321,375)      (205,472)
Decrease in other assets                                         53,796          6,653
Increase in accounts payable and other liabilities              350,606        281,715
Increase in due to local general partners and affiliates         30,304              0
Decrease in due to local general partners and affiliates        (22,734)        (5,907)
Increase in due to general partner and affiliates               118,165        112,455
                                                            -----------    -----------
Total adjustments                                               805,319        789,816
                                                            -----------    -----------

Net cash provided by operating activities                        57,031         74,249
                                                            -----------    -----------



Cash flows from investing activities:
Decrease in cash held in escrow                                  17,853         91,670
Increase in due to local general partners and affiliates         31,098              0
Decrease in due to local general partners and affiliates           (145)        (9,145)
                                                            -----------    -----------
Net cash provided by investing activities                        48,806         82,525
                                                            -----------    -----------

Cash flows from financing activities:
Repayments of mortgage notes                                    (93,825)      (103,865)
                                                            -----------    -----------
Net cash used in financing activities                           (93,825)      (103,865)
                                                            -----------    -----------

Net increase in cash and cash equivalents                        12,012         52,909
Cash and cash equivalents at beginning of period              1,486,123      1,663,931
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 1,498,135    $ 1,716,840
                                                            ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest*                       $   183,649    $   291,955
                                                            ===========    ===========


* Cash paid for interest during the three months ended June 30, 2005 has been restated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 1 - General

The condensed consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. IV (the "Partnership") and fourteen other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning affordable apartment complexes ("Properties") that are eligible for the low-income housing tax credit, some of which apartment complexes may also be eligible for the historic rehabilitation tax credit. The general partner of the Partnership is Related Independence L.L.C., a placeStateDelaware limited liability company (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Increase   (decrease)  in  the   capitalization  of  consolidated   subsidiaries
attributable to minority interest arises from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests that exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $2,000 for each of the three months ended June 30, 2006 and 2005. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2006 and its results of operations and cash flows for the three months ended June 30, 2006 and 2005. However, the operating results for the three months ended June 30, 2006 may not be indicative of the results for the entire year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2006 and 2005 were as follows:

                                                           Three Months Ended
                                                                June 30,
                                                           -------------------
                                                             2006       2005
                                                           --------   --------
Partnership management fees (a)                            $ 84,280   $ 84,280
Expense reimbursement (b)                                    37,100     50,939
Local administrative fee (c)                                 19,000     15,000
                                                           --------   --------
Total general and administrative-General Partner            140,380    150,219
                                                           --------   --------
Property management fees incurred to affiliates of the s
   ubsidiary partnerships' general partners (d)              46,735     44,960
                                                           --------   --------
Total general and administrative-related parties           $187,115   $195,179
                                                           ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,388,000 and $2,304,000 were accrued and unpaid as of June 30, 2006 and March 31, 2006, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


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

(d) Property management fees incurred by the Local Partnerships amounted to $86,952 and $93,573 for the three months ended June 30, 2006 and 2005, respectively. Of these fees, $46,735 and $44,960 were incurred to affiliates of the subsidiary partnerships' general partners ("Local General Partners").


Note 3 - Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of June 30, 2006, the Partnership has invested approximately $37,555,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,070,000 remains to be paid to the Local Partnerships (including approximately $531,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the three months ended June 30, 2006, approximately $8,000 was paid to the Local Partnerships.

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 30, 2006.

Short-Term
----------

The Partnership's  primary sources of funds, in addition to operations,  include
(i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to Local Partnerships and (ii) working capital reserves and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

For the three months ended June 30, 2006, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships increased by approximately $12,000. This increase was due to net cash provided by operating activities ($57,000), a decrease in cash held in escrow relating to investing activities ($18,000) and an increase in due to local general partners and affiliates relating to investing activities ($31,000) which exceeded repayments of mortgage notes ($94,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately $606,000.

Total expenses for the three months ended June 30, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,049,496 and $976,191, respectively. Accounts payable and other liabilities totaled $10,026,364 and $9,675,759, respectively, which are comprised of the following amounts:

                              June 30,      March 31,
                                2006          2006
                            -----------   -----------
Accounts payable            $   566,872   $   481,944
Accrued interest payable      9,093,439     8,791,745
Security deposits payable       366,053       402,070
                            -----------   -----------

   Total accounts payable   $10,026,364   $ 9,675,759
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

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 91% and 91% of the total accounts payable and other liabilities amount at June 30, 2006 and March 31, 2006. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

At June 30, 2006, there is approximately $206,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. During the three months ended June 30, 2006, approximately $16,000 of cash distributions were received from the Local Partnerships.

Long-Term
---------

Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately  $2,388,000 and $2,304,000  were accrued and unpaid as of June 30,

2006 and March 31, 2006, respectively. Without the General Partner's advances and continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

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

Critical Accounting Policies
----------------------------

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements which are included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

Property and Equipment/Valuation of Long-Lived Assets
-----------------------------------------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the Properties. The cost of Property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time Property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through June 30, 2006, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Results of Operations
---------------------

The results of operations for the three months ended June 30, 2006 and 2005 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income decreased less than 1% for the three months ended June 30, 2006 as compared to the corresponding period in 2005.

Other income increased approximately $20,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to the receipt of insurance proceeds and increases in lease termination and cleaning fees at one Local Partnership and increases in tenant charges and vending income at a second Local Partnership, offset by a rental subsidy adjustment which was recorded as other income in 2004 at a third Local Partnership.

Total expenses, excluding general and administrative, repairs and maintenance and operating, remained fairly consistent, with a decrease of approximately 2% for the three months ended June 30, 2006 as compared to the corresponding period in 2005.

General and administrative decreased approximately $57,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to a decrease in audit fees at one Local Partnership, decreases in compliance monitoring fees and guaranteed management fees at a second Local Partnership and a decrease in property management fees at a third Local Partnership.

Repairs and maintenance increased approximately $66,000 for three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to plumbing repairs and floor replacement at one Local Partnership and carpet replacement and miscellaneous repairs at a second Local Partnership.

Operating and other expense increased approximately $69,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to an increase in heating fuel expense at one Local Partnership and increases in gas and electric expenses at a second and third Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.11% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of June 30, 2006.

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

Item 1A.   Risk Factors - No changes

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


Date: August 3, 2006
      --------------

                                         By:  /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes,
                                              President and Member
                                              (Chief Executive Officer and
                                               Chief Financial Officer)


Date: August 3, 2006
      --------------
                                         By:  /s/ Glenn F. Hopps
                                              ------------------
                                              Glenn F. Hopps,
                                              Treasurer
                                              (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2006 of the Partnership;

     2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3) Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the board of directors of the General Partners:

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



         Date: August 3, 2006
               --------------

                                              By:  /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes,
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and
     Chief Financial Officer
     August 3, 2006