Form 10-Q
period 2006-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2006-10-31
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2006


                                       OR


[ ]  TRANSITION  REPORT  PURSUANT   TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-17015

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                    Delaware                                     13-3809869
------------------------------------------------            --------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

     625 Madison Avenue, New York, New York                        10022
------------------------------------------------            --------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                        September 30,     March 31,
                                                                            2006            2006
                                                                        ------------    ------------
                                                                         (Unaudited)      (Audited)
                                     ASSETS


Property and equipment - at cost, net of accumulated depreciation of
  $20,273,097 and $19,086,200, respectively                             $ 61,198,310    $ 62,385,207
Cash and cash equivalents                                                  1,433,570       1,486,123
Cash held in escrow                                                        3,459,535       3,231,430
Deferred costs, net of accumulated amortization of $611,512 and
  $584,586, respectively                                                     572,987         599,913
Other assets                                                                 516,513         540,696
                                                                        ------------    ------------
Total assets                                                            $ 67,180,915    $ 68,243,369
                                                                        ============    ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities:
Mortgage notes payable                                                  $ 35,299,376    $ 35,549,933
Accounts payable and other liabilities                                    10,081,170       9,675,759
Due to local general partners and affiliates                               1,621,253       1,614,776
Due to general partner and affiliates                                      3,521,908       3,261,432
                                                                        ------------    ------------
Total liabilities                                                         50,523,707      50,101,900
                                                                        ------------    ------------

Minority interest                                                          1,860,387       1,870,135
                                                                        ------------    ------------

Partners' capital (deficit):
Limited partners (45,844 BACs issued and outstanding)                     15,056,388      16,516,156
General partner                                                             (259,567)       (244,822)
                                                                        ------------    ------------
Total partners' capital (deficit)                                         14,796,821      16,271,334
                                                                        ------------    ------------
Total liabilities and partners' capital (deficit)                       $ 67,180,915    $ 68,243,369
                                                                        ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended              Six Months Ended
                                                             September 30,                 September 30,
                                                      --------------------------    --------------------------
                                                          2006           2005          2006           2005
                                                      -----------    -----------    -----------    -----------
Revenues
Rental income                                         $ 1,497,655    $ 1,456,498    $ 2,961,632    $ 2,929,187
Other income                                               80,309         73,309        186,555        159,813
                                                      -----------    -----------    -----------    -----------
Total revenues                                          1,577,964      1,529,807      3,148,187      3,089,000
                                                      -----------    -----------    -----------    -----------

Expenses
General and administrative                                399,025        365,519        797,127        820,201
General and administrative-related parties (Note 2)       165,625        216,869        352,740        412,048
Repairs and maintenance                                   285,153        251,913        545,917        446,269
Operating and other                                       217,173        214,069        468,583        396,556
Taxes                                                      45,788         46,956         90,474         92,634
Insurance                                                  95,005         96,324        189,539        195,312
Financial, principally interest                           488,903        481,507        974,246        984,525
Depreciation and amortization                             607,715        611,365      1,213,823      1,219,453
                                                      -----------    -----------    -----------    -----------
Total expenses                                          2,304,387      2,284,522      4,632,449      4,566,998
                                                      -----------    -----------    -----------    -----------

Loss before minority interest                            (726,423)      (754,715)    (1,484,262)    (1,477,998)
Minority interest in loss of subsidiaries                     198          9,623          9,749         17,340
                                                      -----------    -----------    -----------    -----------
Net loss                                              $  (726,225)   $  (745,092)   $(1,474,513)   $(1,460,658)
                                                      ===========    ===========    ===========    ===========

Net loss - limited partners                           $  (718,963)   $  (737,641)   $(1,459,768)   $(1,446,051)
                                                      ===========    ===========    ===========    ===========

Number of BACs outstanding                                 45,844         45,844         45,844         45,844
                                                      ===========    ===========    ===========    ===========

Net loss per weighted average BAC                     $    (15.68)   $    (16.09)   $    (31.84)   $    (31.54)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
   Condensed Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                                                                     Limited          General
                                                       Total         Partners         Partner
                                                   ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2006        $ 16,271,334    $ 16,516,156    $   (244,822)

Net loss                                             (1,474,513)     (1,459,768)        (14,745)
                                                   ------------    ------------    ------------

Partners' capital (deficit) - September 30, 2006   $ 14,796,821    $ 15,056,388    $   (259,567)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                         September 30,
                                                                                  --------------------------
                                                                                    2006            2005
                                                                                  -----------    -----------
Cash flows from operating activities:
Net loss                                                                          $(1,474,513)   $(1,460,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                                       1,213,823      1,219,453
Minority interest in loss of subsidiary partnerships                                   (9,749)       (17,340)
Increase in cash held in escrow                                                      (238,886)      (293,743)
Decrease (increase) in other assets                                                    24,183        (34,131)
Increase in accounts payable and other liabilities                                    405,411        512,436
Decrease in due to local general partners and affiliates                               (3,519)        (9,279)
Increase in due to general partner and affiliates                                     260,476        272,557
                                                                                  -----------    -----------

Net cash provided by operating activities                                             177,226        189,295
                                                                                  -----------    -----------

Cash flows from investing activities:
Decrease in cash held in escrow                                                        10,781         43,337
Increase (decrease) in due to local general partners and affiliates                     9,996        (18,145)
                                                                                  -----------    -----------

Net cash provided by investing activities                                              20,777         25,192
                                                                                  -----------    -----------

Cash flows from financing activities:
Repayments of mortgage notes                                                         (250,556)      (228,416)
Decrease in capitalization of consolidated subsidiaries attributable to
  minority interest                                                                         0        (51,000)
                                                                                  -----------    -----------

Net cash used in financing activities                                                (250,556)      (279,416)
                                                                                  -----------    -----------

Net decrease in cash and cash equivalents                                             (52,553)       (64,929)
Cash and cash equivalents at beginning of period                                    1,486,123      1,663,931
                                                                                  -----------    -----------
Cash and cash equivalents at end of period                                        $ 1,433,570    $ 1,599,002
                                                                                  ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest*                                             $   480,686    $   549,979
                                                                                  ===========    ===========


* Cash paid for interest during the six months ended September 30, 2005 has been restated. The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


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

Losses attributable to minority interests that exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $3,000 and $1,000 and $5,000 and $3,000 for each of the three and six months ended September 30, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2006, its results of operations for the three and six months ended September 30, 2006 and 2005 and its cash flows for the six months ended September 30, 2006 and 2005. However, the operating results for the six months ended September 30, 2006 may not be indicative of the results for the entire year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2006 and 2005 were as follows:

                                                          Three Months Ended     Six Months Ended
                                                            September 30,        September 30,
                                                         -------------------   -------------------
                                                           2006       2005       2006       2005
                                                         --------   --------   --------   --------
Partnership management fees (a)                          $ 84,280   $ 84,280   $168,560   $168,560
Expense reimbursement (b)                                  16,478     73,312     53,578    124,251
Local administrative fee (c)                               19,000     15,000     38,000     30,000
                                                         --------   --------   --------   --------
Total general and administrative-General Partner          119,758    172,592    260,138    322,811
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)            45,867     44,277     92,602     89,237
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $165,625   $216,869   $352,740   $412,048
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately $2,472,000 and $2,304,000 were accrued and unpaid as of September 30, 2006 and March 31, 2006, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $98,829 and $96,240 and $185,781 and $189,813 for the three and six months ended September 30, 2006 and 2005, respectively. Of these fees, $45,867 and $44,277 and $92,602 and $89,237 were incurred to affiliates of the subsidiary partnerships' general partners ("Local General Partners").


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of September 30, 2006, the Partnership has invested approximately $37,555,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,060,000 remains to be paid to the Local Partnerships (including approximately $521,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the six months ended September 30, 2006, approximately $18,000 was paid to the Local Partnerships.

Off Balance Sheet Arrangements
-------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2006.

Short-Term
----------

The Partnership's  primary sources of funds, in addition to operations,  include
(i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to Local Partnerships and (ii) working capital reserves and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

For the six months ended September 30, 2006, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased by approximately $53,000. This decrease was due to repayments of mortgage notes of approximately $251,000 which exceeded net cash provided by operating activities of approximately $177,000, a decrease in cash held in escrow relating to investing activities of approximately $11,000 and an increase in due to local general partners and affiliates relating to investing activities of approximately $10,000. Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately $1,214,000.

Total expenses for the three and six months ended September 30, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,042,144 and $974,781 and $2,091,640 and $1,950,972, respectively.

Accounts payable and other liabilities totaled $10,081,170 and $9,675,759, respectively, which are comprised of the following amounts:

                                                  September 30,   March 31,
                                                      2006          2006
                                                  -----------   -----------
Accounts payable                                  $   400,286   $   481,944
Accrued interest payable                            9,300,866     8,791,745
Security deposits payable                             380,018       402,070
                                                  -----------   -----------

   Total accounts payable and other liabilities   $10,081,170   $ 9,675,759
                                                  ===========   ===========


Accounts payable are short-term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 92% and 91% of the total accounts payable and other liabilities amount at September 30, 2006 and March 31, 2006. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

At September 30, 2006, there is approximately $136,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. During the six months ended September 30, 2006, approximately $16,000 of cash distributions were received from the Local Partnerships.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $2,472,000 and $2,304,000 were accrued and unpaid as of September 30, 2006 and March 31, 2006, respectively. Without the General Partner's advances and continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

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

Property and Equipment/Valuation of Long-Lived Assets
-----------------------------------------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The partnership complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to the estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through September 30, 2006, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

Revenue Recognition
-------------------

Rental income is earned under standard residential operating leases and is typically due the first day of each month, but can vary by Property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which they are earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Results of Operations
---------------------

The results of operations for the three and six months ended September 30, 2006 and 2005 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% and 1% for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005.

Other income increased approximately $7,000 and $27,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in interest earned on cash balances at the Partnership level, the receipt of insurance proceeds and increases in lease termination and cleaning fees at one Local Partnership and increases in tenant charges and vending income at a second Local Partnership, offset by a rental subsidy adjustment which was recorded as other income in 2005 at a third Local Partnership.

Total expenses, excluding general and administrative-related parties, repairs and maintenance and operating, remained fairly consistent, with an increase (decrease) of approximately 2% and (1%) for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005.

General and administrative-related parties decreased approximately $51,000 and $59,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to underaccruals of 2004 expense reimbursements which were reflected in the 2005 expense and decreases in expense reimbursements to the General Partner in 2006 at the Partnership level.

Repairs and maintenance increased approximately $33,000 and $100,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to plumbing repairs and floor replacement at one Local Partnership and carpet replacement and miscellaneous repairs at a second Local Partnership.

Operating and other expense increased approximately $3,000 and $72,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to an overall increase in gas, electric and other utility costs at several local partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.11% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of September 30, 2006.

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

Item 1A.   Risk Factors - No changes

Item 2.    Unregistered Sales of Equity in Securities and Use of Proceeds - None

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits

           (4) Form of Amended and Restated Agreement of Limited artnership of the Partnership (attached to the Prospectus as Exhibit A)*

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


Date: October 31, 2006
      ----------------

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


Date: October 31, 2006
      ----------------

                                             By:  /s/ Glenn F. Hopps
                                                  ------------------
                                                  Glenn F. Hopps,
                                                  Treasurer
                                                  (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. (the "General Partner"), which is the General Partner of Independence Tax Credit Plus L.P. IV (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2006 of the Partnership;

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



         Date: October 31, 2006
               ----------------

                                                By:  /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C. which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and
     Chief Financial Officer
     October 31, 2006