Form 10-Q
period 2006-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2007-01-25
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2006


                                       OR


[ ]  TRANSITION   REPORT   PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-17015

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                     Delaware                                     13-3809869
-------------------------------------------------            -------------------
 (State or other jurisdiction of incorporation or              (I.R.S. Employer
                  organization)                              Identification No.)

      625 Madison Avenue, New York, New York                        10022
-------------------------------------------------            -------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                       December 31,      March 31,
                                                                           2006            2006
                                                                       ------------    ------------
                                                                       (Unaudited)      (Audited)
                                     ASSETS

Property and equipment - at cost, net of accumulated depreciation of
  $20,868,575 and $19,086,200, respectively                            $ 60,602,832    $ 62,385,207
Cash and cash equivalents                                                 1,396,591       1,486,123
Cash held in escrow                                                       3,581,762       3,231,430
Deferred costs, net of accumulated amortization of $625,966 and
  $584,586, respectively                                                    558,533         599,913
Other assets                                                                515,333         540,696
                                                                       ------------    ------------
Total assets                                                           $ 66,655,051    $ 68,243,369
                                                                       ============    ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities:
   Mortgage notes payable                                              $ 35,146,725    $ 35,549,933
   Accounts payable and other liabilities                                10,279,463       9,675,759
   Due to local general partners and affiliates                           1,640,271       1,614,776
   Due to general partner and affiliates                                  3,527,652       3,261,432
                                                                       ------------    ------------
   Total liabilities                                                     50,594,111      50,101,900
                                                                       ------------    ------------

Minority interest                                                         1,860,181       1,870,135
                                                                       ------------    ------------

Partners' capital (deficit):
   Limited partners (45,844 Beneficial Assignment Certificates
    ("BACs") issued and outstanding)                                     14,382,850      16,516,156
   General partner                                                         (182,091)       (244,822)
                                                                       ------------    ------------
Total partners' capital (deficit)                                        14,200,759      16,271,334
                                                                       ------------    ------------
Total liabilities and partners' capital (deficit)                      $ 66,655,051    $ 68,243,369
                                                                       ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                              December 31,                 December 31,
                                                       --------------------------    --------------------------
                                                           2006           2005           2006           2005
                                                       -----------    -----------    -----------    -----------
Revenues
Rental income                                          $ 1,494,559    $ 1,489,098    $ 4,456,191    $ 4,418,285
Other income                                                73,845         82,452        260,400        242,265
                                                       -----------    -----------    -----------    -----------
Total revenues                                           1,568,404      1,571,550      4,716,591      4,660,550
                                                       -----------    -----------    -----------    -----------

Expenses
General and administrative                                 352,389        386,454      1,149,516      1,206,655
General and administrative-related parties (Note 2)        219,448        195,354        572,188        607,402
Repairs and maintenance                                    218,732        272,170        764,649        718,439
Operating                                                  230,427        220,398        699,010        616,954
Taxes                                                       35,556         41,650        126,030        134,284
Insurance                                                   97,539         97,647        287,078        292,959
Interest                                                   484,929        514,541      1,459,175      1,499,066
Depreciation and amortization                              609,932        614,278      1,823,755      1,833,731
                                                       -----------    -----------    -----------    -----------
Total expenses                                           2,248,952      2,342,492      6,881,401      6,909,490
                                                       -----------    -----------    -----------    -----------

Loss before minority interest                             (680,548)      (770,942)    (2,164,810)    (2,248,940)
Minority interest in loss of subsidiary partnerships           206          6,070          9,955         23,410
                                                       -----------    -----------    -----------    -----------
Net loss                                               $  (680,342)   $  (764,872)   $(2,154,855)   $(2,225,530)
                                                       ===========    ===========    ===========    ===========

Net loss - limited partners                            $  (673,539)   $  (757,223)   $(2,133,306)   $(2,203,275)
                                                       ===========    ===========    ===========    ===========

Number of BACs outstanding                                  45,844         45,844         45,844         45,844
                                                       ===========    ===========    ===========    ===========

Net loss per BAC                                       $    (14.69)   $    (16.52)   $    (46.53)   $    (48.06)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
   Condensed Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                                                                    Limited          General
                                                      Total         Partners         Partner
                                                  ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2006       $ 16,271,334    $ 16,516,156    $   (244,822)

Net loss                                            (2,154,855)     (2,133,306)        (21,549)

Contribution (Note 2)                                   84,280               0          84,280
                                                  ------------    ------------    ------------

Partners' capital (deficit) - December 31, 2006   $ 14,200,759    $ 14,382,850    $   (182,091)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                         December 31,
                                                                                  --------------------------
                                                                                         2006            2005
                                                                                  -----------    -----------
Cash flows from operating activities:
Net loss                                                                          $(2,154,855)   $(2,225,530)
                                                                                  -----------    -----------
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                                       1,823,755      1,833,731
Minority interest in loss of subsidiary partnerships                                   (9,955)       (23,410)
Capital contribution - General Partner                                                 84,280              0
Increase in cash held in escrow                                                      (318,216)      (311,576)
Decrease (increase) in other assets                                                    25,363        (43,420)
Increase in accounts payable and other liabilities                                    603,705        586,339
Decrease in due to local general partners and affiliates                               (3,876)       (49,499)
Increase in due to general partner and affiliates                                     266,220        465,127
                                                                                  -----------    -----------
Total adjustments                                                                   2,471,276      2,457,292
                                                                                  -----------    -----------

Net cash provided by operating activities                                             316,421        231,762
                                                                                  -----------    -----------

Cash flows from investing activities:
(Increase) decrease in cash held in escrow                                            (32,116)        20,590
Increase (decrease) in due to local general partners and affiliates                    29,371        (37,145)
                                                                                  -----------    -----------
Net cash used in investing activities                                                  (2,745)       (16,555)
                                                                                  -----------    -----------

Cash flows from financing activities:
Repayment of mortgage notes                                                          (403,208)      (309,748)
Decrease in capitalization of consolidated subsidiaries attributable to
  minority interest                                                                         0        (72,600)
                                                                                  -----------    -----------
Net cash used in financing activities                                                (403,208)      (382,348)
                                                                                  -----------    -----------

Net decrease in cash and cash equivalents                                             (89,532)      (167,141)
Cash and cash equivalents at beginning of period                                    1,486,123      1,663,931
                                                                                  -----------    -----------
Cash and cash equivalents at end of period                                        $ 1,396,591    $ 1,496,790
                                                                                  ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest                                              $   924,310    $ 1,105,928
                                                                                  ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


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

Losses attributable to minority interests that exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $2,000, $2,000, $7,000 and $5,000 for each of the three and nine months ended December 31, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2006, its results of operations for the three and nine months ended December 31, 2006 and 2005 and its cash flows for the nine months ended December 31, 2006 and 2005. However, the operating results for the nine months ended December 31, 2006 may not be indicative of the results for the entire year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2006 and 2005 were as follows:

                                                          Three Months Ended    Nine Months Ended
                                                             December 31,          December 31,
                                                         -------------------   -------------------
                                                           2006       2005       2006       2005
                                                         --------   --------   --------   --------
Partnership management fees (a)                          $ 84,280   $ 84,280   $252,840   $252,840
Expense reimbursement (b)                                  29,494     55,570     83,072    179,821
Local administrative fee (c)                               19,000     15,000     57,000     45,000
                                                         --------   --------   --------   --------
Total general and administrative-General Partner          132,774    154,850    392,912    477,661
                                                         --------   --------   --------   --------
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)            86,674     40,504    179,276    129,741
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $219,448   $195,354   $572,188   $607,402
                                                         ========   ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Management has determined that the Partnership will not be in a position to pay additional partnership management fees during the current year and as such, the General Partner has made a contribution to the Partnership in the amount of the fair

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


value of the services provided for the quarter ended December 31, 2006. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,472,000 and $2,304,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $136,813, $90,097, $322,594 and $279,910 for the three and nine months ended
December  31,  2006 and 2005,  respectively.  Of these fees,  $86,674,  $40,504,
$179,276 and $129,741 were incurred to affiliates of the subsidiary partnerships' general partners ("Local General Partners").


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of December 31, 2006, the Partnership has invested approximately $37,555,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,060,000 remains to be paid to the Local Partnerships (including approximately $521,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the nine months ended December 31, 2006, approximately $18,000 was paid to the Local Partnerships.

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 31, 2006.

Short-Term
----------

The Partnership's  primary sources of funds, in addition to operations,  include
(i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to Local Partnerships and (ii) working capital reserves and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

For the nine months ended December 31, 2006, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased by approximately $90,000. This decrease was due to repayments of mortgage notes $403,000, an increase in cash held in escrow relating to investing activities $32,000 which exceeded net cash provided by operating activities of approximately $316,000 and an increase in amounts due to local general partners and affiliates relating to investing activities of approximately $29,000.
Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately $1,824,000.

Total expenses for the three and nine months ended December 31, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $934,643, $1,018,319, $3,026,283 and $2,969,291, respectively.

Accounts payable and other liabilities totaled $10,279,463 and $9,675,759, respectively, which are comprised of the following amounts:

                                                  December 31,   March 31,
                                                      2006         2006
                                                  -----------   -----------
Accounts payable                                  $   570,405   $   481,944
Accrued interest payable                            9,326,610     8,791,745
Security deposits payable                             382,448       402,070
                                                  -----------   -----------

   Total accounts payable and other liabilities   $10,279,463   $ 9,675,759
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

As indicated in the above table, accrued interest payable comprised approximately 91% of the total accounts payable and other liabilities amount at both December 31, 2006 and March 31, 2006. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

At December 31, 2006, there is approximately $126,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. During the nine months ended December 31, 2006, approximately $16,000 of cash distributions were received from the Local Partnerships.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $2,472,000 and $2,304,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006, respectively. Management has determined that the Partnership will not be in a position to pay additional partnership management fees during the current year and as such, the General Partner has made a contribution to the Partnership in the amount of the fair value of services provided for the quarter ended December 31, 2006 (see Item 1, Note 2). Without the General Partner's advances and continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that even if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. Tax Credits will be attached to the Property for a period of ten years, and will be transferable with the Property during the remainder of such ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining tax credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods are scheduled to expire at various times through December 31, 2010 with respect to the Local Partnerships depending upon when the Credit Period commenced.

Critical Accounting Policies
----------------------------

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Item 8, Note 2 to the consolidated financial statements which are included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

Property and Equipment/Valuation of Long-Lived Assets
-----------------------------------------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through December 31, 2006, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 31, 2006 and 2005 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased less than 1% for both the three and nine months ended December 31, 2006, as compared to the corresponding periods in 2005.

Other income decreased approximately $9,000 for the three months ended December 31, 2006, as compared to the corresponding period in 2005, primarily due to a rental subsidy adjustment which was recorded as other income at one Local Partnership.

Total expenses, excluding general and administrative-related parties, repairs and maintenance, operating and taxes, remained fairly consistent, with a decrease of approximately 4% and 2% for the three and nine months ended December 31, 2006, respectively, as compared to the corresponding periods in 2005.

General and administrative-related parties expenses increased approximately $24,000 for the three months ended December 31, 2006, as compared to the corresponding period in 2005, primarily due to an incentive management fee taken in 2006 at one Local Partnership.

Repairs and maintenance decreased approximately $53,000 for three months ended December 31, 2006, as compared to the corresponding period in 2005, primarily due to roof renovation costs at one Local Partnership in 2005 and carpet replacement costs at a second Local Partnership in 2005.

Operating expense increased approximately $10,000 and $82,000 for the three and nine months ended December 31, 2006, as compared to the corresponding periods in 2005, primarily due to an increase in utility costs at the Local Partnerships.

Taxes decreased approximately $6,000 and $8,000 for the three and nine months ended December 31, 2006, respectively, as compared to the corresponding periods in 2005, primarily due to an overaccrual in the prior year at one Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.11% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. There are no material changes to such disclosure amounts as of December 31, 2006.

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

Item 1A.   Risk Factors - No changes

Item 2.    Unregistered Sales of Equity in Securities and Use of Proceeds - None

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information

           As previously disclosed, the Partnership recently became aware of a tender offer by Peachtree Partners, Ira Gaines and Barry Zemel (collectively, the "Offerors") to purchase the Partnership's outstanding limited partnership units. The Offerors seek to purchase up to 4.9% of the Partnership's outstanding units (including the units that they currently own) at a price of $60 per unit, less certain reductions to that purchase price (including an "administrative fee" of $150 per selling investor) as described in the Offerors' written tender offer materials dated November 22, 2006.

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


Date: January 25, 2007
      ----------------

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


Date: January 25, 2007
      ----------------

                                            By:  /s/ Glenn F. Hopps
                                                 ------------------
                                                 Glenn F. Hopps,
                                                 Treasurer
                                                 (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2006 of the registrant;

     2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3) Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures, to be designed under my supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



         Date: January 25, 2007
               ----------------

                                                By:  /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV on Form 10-Q for the period ended December 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the registrant.


A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the SEC or its staff upon request.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes,
     Chief Executive Officer and
     Chief Financial Officer
     January 25, 2007