Form 10-K
period 2007-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2007-06-22
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2006 was $15,056,000, based on Limited Partner equity as of such date.


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

On November 17, 2003, Centerline Holding Company ("Centerline") (formerly known as CharterMac) acquired Centerline Affordable Housing Advisors LLC (formerly known as CharterMac Capital LLC), which is the parent of Centerline Manager LLC (formerly know as RCC Manager LLC), the managing member of the General Partner. Pursuant to the acquisition, Centerline acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also retired from his position as Chief Executive Officer and Chief Financial Officer of the General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Alan P. Hirmes.

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

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit. As of March 31, 2007, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. The Partnership's investments in Local Partnerships represent from 98.99% to 99.89% interests except for one investment which is a 58.12% interest. As of March 31, 2007, the Partnership has invested approximately $37,555,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement and not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships of which approximately $1,039,000 remains to be paid to the Local Partnerships (including approximately $500,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not intend to acquire interests in additional Local Partnerships, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. See Item 2, Properties, below.

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

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture. Due to increased market demand for investments in properties that were eligible to receive Tax Credits at the time the Partnership was investing its capital and limitations on the types of investments which may be obtained by the Partnership the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership have increased. As a result of these changes, management does not believe that the Partnership has been able to invest the proceeds available for investment in a manner which will enable the Partnership to achieve Tax Credits in originally anticipated range of $140-150 for each $1,000 BAC each year in which the Partnership is receiving its full entitlement of Tax Credits. The anticipated tax credits for 2007, 2008 and 2009 are $4,562,159, $2,986,779 and
$401,932, respectively.

There can be no assurance that the Partnership will achieve its investment objectives as described above.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Tax Credits are attached to a subsidiary partnership for the 10 year Credit Period and are transferable with the Property during the entirety of such ten year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods are scheduled to expire at various times through December 31, 2010 with respect to the Local Partnerships depending upon when the Credit Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2007, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

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

Employees
---------

The Partnership does not have any direct employees. All services are performed for the Partnership by the General Partner and its affiliates. The General Partner receives compensation in the connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

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

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties

As of March 31, 2007, the Partnership has acquired an interest in fourteen Local Partnerships, all of which have been consolidated. Except for the interest in New Zion Apartments, L.P. ("New Zion"), the Partnership's investment in each Local Partnership represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership's investment in New Zion represents
58.12% of the partnership interest in the subsidiary partnership (the other 41.86% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties may be found in Item 15. Schedule III .

                           Local Partnership Schedule
                           --------------------------

                                                                    Percentage of Units Occupied at May 1,
             Name and Location                                    ------------------------------------------
             (Number of Units)                    Date Acquired    2007     2006     2005     2004     2003
----------------------------------------------   --------------   ------   ------   ------   ------   ------
BX-8A Team Associates, L.P.
  Bronx, NY (41)                                 October 1995        98%     100%     100%      98%       93%

Westminster Park Plaza
  (a California Limited Partnership)
  Los Angeles, CA (130)                          June 1996           94%      91%      94%      98%       98%

Fawcett Street Limited Partnership
  Tacoma, WA (60)                                June 1996           93%      97%     100%      97%      100%

Figueroa Senior Housing Limited Partnership
  Los Angeles, CA (66)                           November 1996       91%      97%      97%      98%       98%

NNPHI Senior Housing Limited Partnership
  Los Angeles, CA (75)                           December 1996      100%     100%     100%      97%       99%

Belmont/McBride Apartments Limited Partnership
  Paterson, NJ (42)                              January 1997       100%      98%      95%     100%       98%

Sojourner Douglass, L.P.
  Paterson, NJ (20)                              February 1997      100%     100%     100%     100%      100%

New Zion Apartments Limited Partnership
  Shreveport, LA (100)                           October 1997       100%     100%      94%      96%       95%

Bakery Village Urban Renewal Associates, L.P.
  Montclair, NJ (125)                            December 1997       97%      98%      98%      98%       99%

Marlton Housing Partnership, L.P.
  (a Pennsylvania limited partnership)
  Philadelphia, PA (25)                          May 1998            84%     100%      96%      96%       92%

GP Kaneohe Limited Partnership
  Kaneohe, HI (44)                               July 1999          100%      96%     100%     100%      100%

KSD Village Apartments, Phase II, Ltd.
  Danville, KY (16)                              July 1999           94%     100%      94%     100%       94%

Kanisa Apartments, Ltd.
  Fayette County, KY (59)                        October 1999        78%      86%      92%      86%       88%

Guymon Housing Partners, L.P.
  Guymon, OK (92)                                December 1999       91%      95%      96%      96%      100%

Leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the total rentable square footage in any single Apartment Complex.

Management continuously reviews the physical state of the properties and suggests to general partner of the respective Local Partnership ("Local General Partners") budget improvements which are generally funded from cash flow from operations or release of replacement reserve escrows.

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

As of March 31, 2007, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 25, 2007, the Partnership has approximately 2,539 registered holders of an aggregate of 45,844 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.

The Partnership has made no distributions to the BACs holders as of March 31, 2007. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

                                                                 Year Ended March 31,
                                     ----------------------------------------------------------------------------
            OPERATIONS                   2007           2006           2005            2004             2003
----------------------------------   -------------  -------------   -------------  -------------   --------------
 Revenues                            $  6,275,039   $  6,145,225   $   5,968,825   $   5,869,146   $    5,799,931

 Operating expenses                    (9,295,073)    (9,205,626)     (9,234,871)     (8,956,621)      (9,213,437)
                                     -------------  -------------   -------------  -------------   --------------

 Loss before minority interest         (3,020,034)    (3,060,401)     (3,266,046)     (3,087,475)      (3,413,506)

 Minority interest in loss of
  subsidiary partnerships                   16,845         14,225          29,336          26,201           34,355
                                     -------------  -------------   -------------  -------------   --------------

 Net loss                            $ (3,003,189)  $ (3,046,176)  $  (3,236,710)  $  (3,061,274)  $   (3,379,151)
                                     =============  =============   =============  =============   ==============

 Net loss per weighted average BAC   $     (64.85)  $     (65.78)  $      (69.90)  $      (66.11)  $       (72.97)
                                     =============  =============   =============  =============   ==============

                                                                 Year Ended March 31,
                                     ----------------------------------------------------------------------------
        FINANCIAL POSITION               2007           2006*            2005*          2004*           2003*
----------------------------------   -------------  -------------   -------------  -------------   --------------
 Total assets                        $ 66,020,451   $ 68,494,315   $   71,011,719  $  73,413,762   $   75,697,110
                                     =============  =============   =============  =============   ==============

 Total liabilities                   $  50,914,576  $ 50,352,846   $   49,809,849  $  48,933,879   $   48,129,752
                                     =============  =============   =============  =============   ==============

 Minority interest                   $  1,837,730   $  1,870,135   $    1,884,360  $   1,925,663   $    1,951,864
                                     =============  =============   =============  =============   ==============

 Total partners' capital             $ 13,268,145   $ 16,271,334   $   19,317,510  $  22,554,220   $   25,615,494
                                     =============  =============   =============  =============   ==============

*  Reclassified for comparative purposes.

At March 31, 2007, total assets decreased approximately $2,455,000 due to depreciation and amortization and a reduction in cash and cash equivalents offset by an increase in cash held in escrow. At March 31, 2006, 2005 2004 and 2003, total assets decreased approximately $2,571,000, $2,477,000, $2,369,000 and $3,104,000 due to depreciation and amortization and a reduction in cash and cash equivalents. At March 31, 2007, 2006, 2005, 2004 and 2003, property and equipment decreased approximately $2,456,000, $2,296,000, $2,353,000, $2,358,000 and $2,532,000 primarily due to depreciation expense. At March 31, 2007, 2006, 2005, 2004 and 2003, mortgage notes decreased approximately $498,000, $549,000, $214,000, $89,000 and $399,000, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of March 31, 2007, the Partnership has invested approximately $37,555,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement and not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships, of which approximately $1,039,000 remains to be paid to the Local Partnerships (including approximately $500,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. During the year ended March 31, 2007, approximately $39,000 was paid to Local Partnerships. The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no such adjustments made during the year ended March 31, 2007.

The Partnership has received $45,844,000 in gross proceeds for BACs pursuant to the Offering, which closed in August 1996, resulting in net proceeds available for investment of approximately $36,653,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

Short-Term
----------

The Partnership's primary source of funds include (i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending purchase price adjustments of Local Partnerships and (ii) working capital reserve and interest thereon. All these sources are available to meet obligations of the Partnership.

As of March 31, 2007, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased approximately $110,000 due to an increase of cash held in escrow relating to investing activities of $109,000, repayments of mortgage notes of $498,000, a net decrease in due to local general partners and affiliates relating to investing activities of $80,000, an increase in deferred costs of $12,000 and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of $16,000 which exceeded cash provided by operating activities of $535,000 and a net decrease in property and equipment of $70,000. Included in the adjustments to reconcile the net loss to net cash provided by operations is depreciation and amortization of approximately $2,511,000.

Total expenses for the years ended March 31, 2007, 2006 and 2005 excluding depreciation and amortization, interest and general and administrative - related parties, totaled $4,172,466, $3,998,978 and $4,062,712, respectively. Accounts payable and other liabilities totaled $10,360,182 and $9,675,759, respectively, which are comprised of the following amounts:

                                                               March 31,
                                                      --------------------------
                                                         2007            2006
                                                      -----------    -----------
Accounts payable                                      $   451,390    $   481,944
Accrued interest payable                                9,493,633      8,791,745
Security deposits payable                                 415,159        402,070
                                                      -----------    -----------

  Total accounts payable and other liabilities        $10,360,182    $ 9,675,759
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

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 92% and 91% of the total accounts payable and other liabilities amount at March 31, 2007 and 2006, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately $2,641,000 and $2,304,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively

A working capital reserve has been designated from the Partnership's funds available for investment, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. At March 31, 2007, approximately $112,000 of this reserve remained unused. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. Cash distributions received from the Local Partnerships remain relatively immaterial. During the years ended March 31, 2007, 2006 and 2005, the Partnership received distributions from operations of the Local Partnerships in the amounts of $15,561, $0 and $0, respectively. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty
Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of both March 31, 2007 and 2006, the gross amount of the Operating Deficit Guarantees aggregate approximately $1,897,000. As of both March 31, 2007 and 2006, $0 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Long-Term
---------

The Partnership has invested all of the net proceeds available for investment in fourteen Local Partnerships, all of which will generate Tax Credits in 2007. Due to increased market demand for investments in properties that were eligible to receive Tax Credits at the time the Partnership was investing its capital and limitations on the types of investments which may be obtained by the Partnership the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership have increased. As a result of these changes, management does not believe that the Partnership has been able to invest the proceeds available for investment in a manner which will enable the Partnership to achieve Tax Credits in originally anticipated range of $140-150 for each $1,000 BAC each year in which the Partnership is receiving its full entitlement of Tax Credits. The anticipated tax credits for 2007, 2008 and 2009 are $4,562,159, $2,986,779 and $401,932, respectively.

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

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments as of March 31, 2007, to make future payments under its debt agreements and other contractual obligations.

                                            Less than        1-3           3-5        More than
                                Total         1 Year        Years         Years        5 Years
                             -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)   $35,051,752   $   476,592   $ 1,151,514   $ 1,145,828   $32,277,818
                             ===========   ===========   ===========   ===========   ===========

(a) The mortgage loans are payable in aggregate monthly installments of approximately $119,000 including principal and interest with rates varying from 0% to 9.11% per annum and have maturity dates ranging from 2008 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents and leases, and are without further recourse.


Off Balance Sheet Arrangements
------------------------------

The Partnership has no off-balance sheet arrangements.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

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

Through March 31, 2007, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Other revenues include the following amounts at both the Partnership and Local Partnership level:

                                              Years Ended March 31,
                                -----------------------------------------------
                                    2007             2006             2005
                                -------------    -------------    -------------
Interest                        $      98,315    $      68,739    $      34,738
Other                                 237,597          199,907          249,548
                                -------------    -------------    -------------
  Total other revenue           $     335,912    $     268,646    $     284,286
                                =============    =============    =============


c)  Related Parties

Under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring acquisition fees, a nonaccountable acquisition expense allowance, an accountable expense reimbursement and subordinated disposition fees to the General Partner and/or its affiliates. In addition, the General Partner is entitled to a subordinated interest in cash from sales or refinancings and a 1% interest in net income, net loss, distributions of adjusted cash from operations and cash from sales or refinancings. Certain members and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 in Item 8, which is incorporated herein by reference.

Results of Operations
---------------------

The net loss for the years ended March 31, 2007, 2006 and 2005 totaled $3,003,189, $3,046,176 and $3,236,710, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,058,701, $5,292,899 and $5,356,768 of Tax Credits during each of the 2006, 2005 and 2004 tax years, respectively.

The Partnership's results of operations for the years ended March 31, 2007, 2006 and 2005 consisted primarily of the results of the Partnership's investment in fourteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

2007 vs. 2006
-------------

Rental income increased approximately 1% for the year ended March 31, 2007 as compared to the corresponding period ended March 31, 2006, primarily due to rental rate increases at several Local Partnerships as well as a decrease in vacancies at one Local Partnership offset by an increase in vacancies at three additional Local Partnerships.

Other income increased approximately $67,000 for the year ended March 31, 2007 as compared to the corresponding period ended March 31, 2006, primarily due to increases in interest income due to higher interest rates at several Local Partnerships as well as the Partnership level, the write-off of accrued administrative fees that had been accrued for several years at one Local Partnership and the receipt of insurance proceeds for damages caused by a storm at a second Local Partnership.

Total expenses, excluding general and administrative-related parties, repairs and maintenance, and taxes, remained fairly consistent with an increase of less than 1% for the year ended March 31, 2007 as compared to the corresponding period ended March 31, 2006.

General and administrative-related parties decreased approximately $105,000 for the year ended March 31, 2007, as compared to the corresponding period ended March 31, 2006, primarily due to decreases in expense reimbursements at the Partnership level.

Repairs and maintenance increased approximately $134,000 for the year ended March 31, 2007 as compared to the corresponding period ended March 31, 2006 due to increases in painting and decorating, maintenance payroll and security at one Local Partnership, an increase in repairs due to a HUD inspection at a second Local Partnership and increases in roofing and stucco repairs at a third Local Partnership.

Taxes increased approximately $36,000 for the year ended March 31, 2007 as compared to the corresponding period ended March 31, 2006 due to an increase in taxes in 2006 that was retroactive to the 2005 tax year at one Local Partnership offset by a refund received and a reversal of accruals in 2006 at a second Local Partnership.

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

Item 8. Financial Statements and Supplementary Data
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.  Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm          13

        Consolidated Balance Sheets at March 31, 2007 and 2006           26

        Consolidated Statements of Operations for the years
          ended March 31, 2007, 2006 and 2005                            27

        Consolidated Statements of Changes in Partners' Capital
          (Deficit) for the years ended March 31, 2007, 2006
           and 2005                                                      28

        Consolidated  Statements  of Cash Flows for the years
          ended March 31, 2007, 2006 and 2005                            29

        Notes to Consolidated Financial Statements                       30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners
Independence Tax Credit Plus L.P. IV and Subsidiaries


We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries (a Delaware limited partnership) as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of twelve subsidiary partnerships, whose losses aggregated $2,207,851 for the year ended March 31, 2007 and whose assets constituted 88% of consolidated assets at March 31, 2007. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years ended in the three-year period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.






/s/Friedman LLP

New York, New York
June 14, 2007

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
BX 8A Team Associates, L.P.

We have audited the accompanying balance sheet of BX 8A Team Associates, L.P. for the year ended December 31, 2006 and the related statement of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX 8A Team Associates, L.P. as of December 31, 2006, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 14 to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these opinion matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Reznick Group, P.C.
Atlanta, Georgia
May 7, 2007

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Westminster Park Plaza, L.P.

We have audited the accompanying balance sheet of Westminster Park Plaza, L.P. as of December 31, 2006, and the related statement of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Park Plaza, L.P. as of December 31, 2006 and the results of its operations, the changes in partners' deficit, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP
Sacramento, California
April 13, 2007

[LETTERHEAD OF MCDANIEL & HALLSTROM, CPA's]

To the Partners
FAWCETT STREET LIMITED PARTNERSHIP
Tacoma, Washington

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2006 and 2005, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McDaniel & Hallstrom, CPA's
Belfair, Washington
February 10, 2007

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
Figueroa Senior Housing Limited Partnership
Los Angeles, California

I have audited the balance sheet of Figueroa Senior Housing Limited Partnership at December 31, 2006, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Figueroa Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership at December 31, 2006 and the results of its operations for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford Benn, CPA
January 25, 2007
Carson, California

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
NNPHI Senior Housing, L.P.
Los Angeles, California

I have audited the balance sheet of NNPHI Senior Housing, L.P. at December 31, 2006, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of NNPHI Senior Housing, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing, L.P. at December 31, 2006, and the results of its operations for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford Benn, CPA
January 25, 2007
Carson, California

[Letterhead of Favors Rettig, CPA's, P.S.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Belmont/McBride Apartments Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Belmont/McBride Apartments Urban Renewal Associates, L.P. as of December 31, 2006, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Belmont/McBride Apartments Urban Renewal Associates, L.P. as of December 31, 2005, were audited by other auditors whose report dated January 13, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belmont/McBride Apartments Urban Renewal Associates, L.P. as of December 31, 2006, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Favors Rettig, CPA's, P.S.
Fircrest, Washington
February 16, 2007

[Letterhead of KOCH GROUP & COMPANY, LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Sojourner Douglas Urban Renewal Partnership, L.P.

We have audited the accompanying balance sheets of Sojourner Douglas Urban Renewal Partnership, L.P. (A Limited Partnership) as of December 31, 2006 and 2005 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Sojourner Douglas Urban Renewal Partnership, L.P. (A Limited Partnership) as of December 31, 2006 and 2005 and the results of its operations, changes in its partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KOCH GROUP & COMPANY, LLP
New York, New York
January 26, 2007

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
New Zion Apartments Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, at December 31, 2006, and the related statement of income partners', capital and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted standards as established by the Auditing Standards Board (United States), the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership at December 31, 2006, and the results of its operations, changes in capital, and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated February 9, 2007 on our consideration of New Zion Apartments Limited Partnership's internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated February 19, 2007, on New Zion Apartments Limited Partnership's compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 22 through 33 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
72-0506596
Atlanta, Georgia
February 23, 2007
Lead Auditor:  Joshua D. Northcutt, CPA

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2006, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP, P.C.
Baltimore, Maryland
April 11, 2007

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Marlton Housing Partnership, L.P.

We have audited the accompanying balance sheet of Marlton Housing Partnership, L.P. as of December 31, 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlton Housing Partnership, L.P. as of December 31, 2006, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP
Baltimore, Maryland
March 28, 2007

[LETTERHEAD OF FAVORS & ASSOCIATES, CPA's, P.S.]

INDEPENDENT AUDITORS' REPORT

To the Partners
GP Kaneohe Limited Partnership

We have audited the accompanying balance sheets of GP Kaneohe Limited Partnership as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GP Kaneohe Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Favors & Associates, CPA's, P.S.
Fircrest, Washington
February 16, 2007

[LETTERHEAD OF HANKINS & COMPANY]

INDEPENDENT AUDITOR'S REPORT

Partners
Guymon Housing Partners Limited Partnership
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Guymon Housing Partners Limited Partnership as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guymon Housing Partners Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hankins & Company
February 26, 2007
Fort Smith, Arkansas

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         March 31,
                                                                               ----------------------------
                                                                                   2007            2006*
                                                                               ------------    ------------
Property and equipment - at cost, less accumulated depreciation
  (Notes 2 and 4)                                                              $ 59,929,615    $ 62,385,207
Cash and cash equivalents (Notes 2 and 10)                                        1,375,669       1,486,123
Cash held in escrow (Note 5)                                                      3,400,368       3,231,430
Deferred costs, less accumulated amortization (Notes 2 and 6)                       486,343         599,913
Due from local general partners and affiliates (Note 8)                             231,589         250,946
Other assets                                                                        596,867         540,696
                                                                               ------------    ------------

Total assets                                                                   $ 66,020,451    $ 68,494,315
                                                                               ============    ============


                                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities:
  Mortgage notes payable (Note 7)                                              $ 35,051,752    $ 35,549,933
  Accounts payable and other liabilities                                         10,360,182       9,675,759
  Due to local general partners and affiliates (Note 8)                           1,775,063       1,865,722
  Due to general partner and affiliates (Note 8)                                  3,727,579       3,261,432
                                                                               ------------    ------------

Total liabilities                                                                50,914,576      50,352,846
                                                                               ------------    ------------

Minority interest                                                                 1,837,730       1,870,135
                                                                               ------------    ------------

Commitments and contingencies (Note 10)

Partners' capital (deficit):
  Limited partners (100,000 BACs authorized; 45,844 issued
    and outstanding) (Note 1)                                                    13,542,999      16,516,156
  General partner                                                                  (274,854)       (244,822)
                                                                               ------------    ------------

Total partners' capital (deficit)                                                13,268,145      16,271,334
                                                                               ------------    ------------

Total liabilities and partners' capital (deficit)                              $ 66,020,451    $ 68,494,315
                                                                               ============    ============

*  Reclassifed for comparative purposes.

The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Years Ended March 31,
                                                       -----------------------------------------
                                                           2007           2006           2005
                                                       -----------    -----------    -----------
Revenues
Rental income                                          $ 5,939,127    $ 5,876,579    $ 5,684,539
Other income                                               335,912        268,646        284,286
                                                       -----------    -----------    -----------

Total revenue                                            6,275,039      6,145,225      5,968,825
                                                       -----------    -----------    -----------

Expenses
General and administrative                               1,509,159      1,542,418      1,559,770
General and administrative-related parties (Note 8)        721,541        826,965        725,342
Repairs and maintenance                                  1,154,214      1,020,706      1,115,171
Operating and other                                        942,599        885,608        825,660
Taxes                                                      203,852        167,482        166,518
Insurance                                                  362,642        382,764        395,593
Interest                                                 1,889,711      1,946,664      1,998,814
Depreciation and amortization                            2,511,355      2,433,019      2,448,003
                                                       -----------    -----------    -----------

Total expenses                                           9,295,073      9,205,626      9,234,871
                                                       -----------    -----------    -----------

Loss before minority interest                           (3,020,034)    (3,060,401)    (3,266,046)

Minority interest in loss of subsidiary partnerships        16,845         14,225         29,336
                                                       -----------    -----------    -----------


Net loss                                               $(3,003,189)   $(3,046,176)   $(3,236,710)
                                                       ===========    ===========    ===========


Net loss - limited partners                            $(2,973,157)   $(3,015,714)   $(3,204,343)
                                                       ===========    ===========    ===========

Number of BACs outstanding                                  45,844         45,844         45,844
                                                       ===========    ===========    ===========

Net loss per weighted average BAC                      $    (64.85)   $    (65.78)   $    (69.90)
                                                       ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                    YEARS ENDED MARCH 31, 2007, 2006 and 2005

                                                                 Limited         General
                                                   Total         Partners        Partners
                                               ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2004    $ 22,554,220    $ 22,736,212    $   (181,992)

Net loss                                         (3,236,710)     (3,204,342)        (32,368)
                                               ------------    ------------    ------------
                                                 19,317,510      19,531,870        (214,360)
Partners' capital (deficit) - March 31, 2005

Net Loss                                         (3,046,176)     (3,015,714)        (30,462)
                                               ------------    ------------    ------------
                                                 16,271,334      16,516,156        (244,822)
Partners' capital (deficit) - March 31, 2006

Net Loss                                         (3,003,189)     (2,973,157)        (30,032)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2007   $ 13,268,145    $ 13,542,999    $   (274,854)
                                               ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended March 31,
                                                            -----------------------------------------
                                                                2007          2006*          2005*
                                                            -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                    $(3,003,189)   $(3,046,176)   $(3,236,710)
                                                            -----------    -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                 2,511,355      2,433,019      2,448,003
Minority interest in loss of subsidiary partnerships            (16,845)       (14,225)       (29,336)
(Increase) decrease in cash held in escrow                      (59,537)        71,578         54,158
(Increase) decrease in other assets                             (56,171)       (28,780)        15,857
Increase in accounts payable and other liabilities              684,423        600,203        835,700
Increase in due to local general partners and affiliates         25,291            269         17,379
Decrease in due to local general partners and affiliates        (16,984)       (58,753)             0
Increase in due to general partner and affiliates               466,147        581,844        536,175
                                                            -----------    -----------    -----------
Total adjustments                                             3,537,679      3,585,155      3,877,936
                                                            -----------    -----------    -----------

Net cash provided by operating activities                       534,490        538,979        641,226
                                                            -----------    -----------    -----------

Cash flows from investing activities:
Disposal (acquisition) of property and equipment                 70,029        (82,448)       (37,758)
(Increase) decrease in cash held in escrow                     (109,401)           227        (64,456)
(Decrease) increase in due to local general partners
  and affiliates                                                (98,996)        31,938       (299,624)
Decrease (increase) in due from local general partners
  and affiliates                                                 19,357        (54,000)       (75,433)
                                                            -----------    -----------    -----------

Net cash used in investing activities                          (118,981)      (168,159)      (477,271)
                                                            -----------    -----------    -----------

Cash flows from financing activities:
Proceeds from mortgage notes                                          0              0        240,694
Repayments of mortgage notes                                   (498,181)      (548,628)      (454,265)
Increase in deferred costs                                      (12,222)             0         (5,383)
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                             (15,560)             0        (11,967)
                                                            -----------    -----------    -----------

Net cash used in financing activities                          (525,963)      (548,628)      (230,921)
                                                            -----------    -----------    -----------

Net decrease in cash and cash equivalents                      (110,454)      (177,808)       (66,966)

Cash and cash equivalents at beginning of year                1,486,123      1,663,931      1,730,897
                                                            -----------    -----------    -----------

Cash and cash equivalents at end of year                    $ 1,375,669    $ 1,486,123    $ 1,663,931
                                                            ===========    ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the year for interest                      $ 1,187,823    $ 1,391,100    $ 1,081,553
                                                            ===========    ===========    ===========

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 - General

Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) (the "Partnership") was organized on February 22, 1995 and commenced a public offering on July 6, 1995. The general partner of the Partnership is Related
Independence   L.L.C.,  a  Delaware  limited  liability  company  (the  "General
Partner").

On November 17, 2003, Centerline Holding Company ("Centerline") (formerly known as CharterMac) acquired Centerline Affordable Housing Advisors LLC (formerly known as CharterMac Capital LLC), which is the parent of Centerline Manager LLC (formerly know as RCC Manager LLC), the managing member of the General Partner. Pursuant to the acquisition, Centerline acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also retired from his position as Chief Executive Officer and Chief Financial Officer of the General Partner. Centerline's Board of Trustees named Robert L. Levy as Chief Financial Officer and Andrew J. Weil Executive as Chief Officer to replace Alan
P. Hirmes.

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit. Qualified Beneficial Assignment Certificates ("BACs") holders are entitled to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the "Credit Period") with respect to each Apartment Complex.

As of March 31, 2007, the Partnership has acquired limited partnership interests in fourteen subsidiary partnerships, all of which have been consolidated. The Partnership does not anticipate acquiring limited partnership interests in additional subsidiary partnerships. The Partnership's investments in Local
Partnerships represent from 98.99% to 99.89% interests, except for one investment which is a 58.12% interest.

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and fourteen subsidiary partnerships for the years ended March 31, 2007, 2006 and 2005, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of the consolidated subsidiaries attributable to minority interests arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $11,000, $10,000 and $8,000 for the years ended March 31, 2007, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2007.

Through March 31, 2007, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Other revenues include the following amounts at both the Partnership and Local Partnership level:

                              Years Ended March 31,
                         ------------------------------
                           2007       2006       2005
                         --------   --------   --------
Interest                 $ 98,315   $ 68,739   $ 34,738
Other                     237,597    199,907    249,548
                         --------   --------   --------

   Total other revenue   $335,912   $268,646   $284,286
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

g)  Mortgage Financing and Offering Costs

Costs incurred in connection with obtaining permanent mortgage financing are capitalized and amortized over the lives of the related mortgage notes. Costs incurred to sell BACs, including brokerage fees and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

h)  Deferred Costs

Deferred costs and fees incurred in connection with the purchase of interests in certain subsidiary partnerships have been capitalized as property costs and are being amortized over the lives of the related properties.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


i)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the consolidated financial statements and the amount of loss can be reasonably estimated.

j)  Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                March 31, 2007             March 31, 2006
                                          -------------------------   -------------------------
                                           Carrying                    Carrying
                                            Amount      Fair Value      Amount      Fair Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value        $26,267,763   $27,213,707   $26,749,817   $27,444,099
Not practicable                           $ 8,783,989           (a)   $ 8,800,116           (a)


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


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                           March 31,                Estimated
                                  -----------------------------    Useful Lives
                                      2007            2006           (Years)
                                  ------------    ------------     -----------
Land                              $  3,307,496    $  3,307,496
Building and improvements           76,880,650      76,978,322         27.5
Furniture and fixtures               1,213,232       1,185,589         5-7
                                  ------------    ------------

                                    81,401,378      81,471,407
Less:  Accumulated depreciation    (21,471,763)     (19,086,20)
                                  ------------    ------------

                                  $ 59,929,615    $ 62,385,207
                                  ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007



Included in property and equipment at March 31, 2007 and 2006, was $2,750,640 of acquisition fees paid to the General Partner and $708,031 of third party acquisition expenses. In addition, as of March 31, 2007 and 2006, building and improvements includes $343,161 of capitalized interest. No interest was capitalized during the years ended March 31, 2007, 2006 and 2005.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $4,235,495 to the local general partners and affiliates as of both March 31, 2007 and 2006. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2007, 2006 and 2005 amounted to $2,385,563, $2,377,963 and $2,390,752, respectively.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                           March 31,
                                                 -----------------------------
                                                     2007             2006
                                                 ------------     ------------
Purchase price payments*                         $    499,573     $    539,048
Real estate taxes, insurance and other                975,067          929,090
Reserve for replacement                             1,529,714        1,380,838
Tenant security deposits                              396,014          382,454
                                                 ------------     ------------

                                                 $  3,400,368     $  3,231,430
                                                 ============     ============


* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                               March 31,
                                     ----------------------------
                                         2007            2006             Period
                                     ------------    ------------    -----------------
Financing costs                      $  1,006,807    $  1,006,807    2 through 45 years
Other deferred costs                      189,914         177,692
                                     ------------    ------------
                                        1,196,721       1,184,499
Less:  Accumulated amortization          (710,378)       (584,586)
                                     ------------    ------------

                                     $    486,343    $    599,913
                                     ============    ============


Amortization expense for the years ended March 31, 2007, 2006 and 2005 amounted to $125,792, $55,056 and $57,251, respectively. During the year ended March 31, 2007, deferred costs of $65,922 were written off due to a loan restructuring (see Note 7).


NOTE 7 - Mortgage Loans Payable

The mortgage loans are payable in aggregate monthly installments of approximately $119,000 including principal and interest with rates varying from 0% to 9.11% per annum and have maturity dates ranging from 2008 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents and leases, and are without further recourse.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Annual principal payments on the permanent debt requirements for mortgage notes payable for each of the next five calendar years and thereafter are as follows:

Year Ending December 31,                   Amount
------------------------               ------------
2007                                   $    476,592
2008                                        566,557
2009                                        584,957
2010                                        556,817
2011                                        589,011
Thereafter                               32,277,818
                                       ------------

                                       $ 35,051,752
                                       ============

The mortgage agreements generally require monthly deposits to replacement reserves and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

Accrued interest payable amounted to approximately $9,494,000 and $8,792,000 as of March 31, 2007 and 2006, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. Accrued interest payable is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

On or about June 1, 2006 GP Kanehoe Limited Partnership underwent a loan renewal on the underlying financing on the wrap note. Upon the renewal it was deemed appropriate that the remaining unamortized original loan fees in the amount of $65,922 that were on the books as of June 1, 2006 be written off through current year amortization. There were no costs associated with this renewal so there are no new fees to amortize.

The outstanding balance of the loan at renewal was $997,098 and the new balance was the same. The renewed loan has an interest rate of 6.00% compared to the old note rate of 7.25%.


NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and affiliate receive their pro-rata share of profits, losses and tax credits.

A)  Guarantees

The Partnership had negotiated Operating Deficit Guaranty Agreements with the Local Partnerships whereby the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of both March 31, 2007 and 2006, Operating Deficit Guarantees aggregate approximately $1,897,000. As of both March 31, 2007 and 2006, $0 has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


B)  Related Party Expenses

Expenses incurred to related parties for the years ended March 31, 2007, 2006 and 2005 were as follows:

                                                             Year Ended March 31,
                                                        ------------------------------
                                                          2007       2006       2005
                                                        --------   --------   --------
Partnership management fees (a)                         $337,120   $337,120   $337,122
Expense reimbursements (b)                               121,372    228,697    145,390
Local administrative fees (d)                             63,000     76,000     60,000
                                                        --------   --------   --------

Total general and administrative - General Partner       521,492    641,817    542,512

Property  management  fees  incurred to affiliates of
  the subsidiary partnerships' general partners (c)      200,049    185,148    182,830
                                                        --------   --------   --------

Total general and administrative-related parties        $721,541   $826,965   $725,342
                                                        ========   ========   ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not previously paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,641,000 and $2,304,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively.

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

(c) Property management fees incurred by the Local Partnerships amounted to $394,964, $388,853 and $384,730 for the years ended March 31, 2007, 2006 and
2005, respectively. Of these fees, $200,049, $185,148 and $182,830 was incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

C) Due to/from Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                           March 31,
                                  --------------------------
                                      2007           2006
                                  -----------    -----------
Development fee payable           $ 1,617,304    $ 1,766,263
Construction costs payable             50,000         50,000
Operating advances                     85,993         36,000
Management and other fees              21,766         13,459
                                  -----------    -----------

                                  $ 1,775,063    $ 1,865,722
                                  ===========    ===========

* Reclassified for comparative purposes.

Due from local general partners and affiliates consists of the following:

                                           March 31,
                                  --------------------------
                                      2007           2006
                                  -----------    -----------
General partner loan receivable   $    231,589   $   250,946
                                  ============   ===========

* Reclassified for comparative purposes.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007



NOTE 9 - Income Taxes

A reconciliation of the consolidated financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                        Year Ended December 31,
                                                               -----------------------------------------
                                                                   2006           2005           2004
                                                               -----------    -----------    -----------
Financial statement net loss                                   $(3,003,189)   $(3,046,176)   $(3,236,710)

Differences between depreciation and amortization expense
  for financial reporting purposes and income tax purposes        (198,983)      (333,774)      (414,255)

Differences  resulting from parent company having a
  different fiscal year for income tax and financial
  reporting purposes                                                (6,712)        15,040        (11,934)

Tax exempt interest income                                         (42,169)       (24,764)       (10,841)

Other, including accruals for financial reporting
  purposes not deductible for income tax purposes until paid       338,099         20,349         37,075
                                                               -----------    -----------    -----------

Net loss per income tax returns                                $(2,912,954)   $(3,369,325)   $(3,636,665)
                                                               ===========    ===========    ===========


NOTE 10 - Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation for up to $100,000. At March 31, 2007, uninsured cash and cash equivalents at various banking institutions approximated $1,842,000.

b)  Leases

One subsidiary partnership is leasing the land on which the Project is located, in Hawaii, for a term of 65 years starting on July 14, 1982. At December 31, 2006, the subsidiary partnership is obligated to pay rent of $1 per annum.

c)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership and BACs holders will begin to recognize Tax Credits with respect to a property when the Credit Period for such property commences. The tax credit period generally runs for ten years from the date it commenced with respect to each eligible property. Because of the time required for the acquisition, completion and rent-up of Properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $5,058,701, $5,292,899 and $5,356,758 of Tax Credits during each of the 2006, 2005 and 2004 tax years, respectively. The Tax Credits expire at various times through 2010.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 11 - Selected Quarterly Financial Data (Unaudited)

                                                                             Quarter Ended
                                                      -----------------------------------------------------------

                                                        June 30,      September 30,   December 31,    March 31,
                    OPERATIONS                            2006            2006           2006            2007
--------------------------------------------------    -------------   ------------   -------------   ------------
Revenues                                              $   1,570,223   $  1,577,964   $   1,568,404   $  1,558,448

Operating expenses                                       (2,328,062)    (2,304,387)     (2,248,952)    (2,413,672)
                                                      -------------   ------------   -------------   ------------

Loss before minority interest                              (757,839)      (726,423)       (680,548)      (855,224)

Minority interest in loss of subsidiaries                     9,551            198             206          6,890
                                                      -------------   ------------   -------------   ------------

Net loss                                              $    (748,288)      (726,225)       (680,342)      (848,334)
                                                      =============   ============   =============   ============

Net loss per weighted average BAC                     $      (16.16)        (15.68)         (14.69)        (18.32)
                                                      =============   ============   =============   ============

                                                                             Quarter Ended
                                                      -----------------------------------------------------------

                                                        June 30,      September 30,   December 31,    March 31,
                    OPERATIONS                            2005            2005           2005            2006
--------------------------------------------------    -------------   ------------   -------------   ------------
Revenues                                              $   1,559,193   $  1,529,807   $   1,571,550   $  1,484,675

Operating expenses                                       (2,282,476)    (2,284,522)     (2,342,492)    (2,296,136)
                                                      -------------   ------------   -------------   ------------

Loss before minority interest                              (723,283)      (754,715)       (770,942)      (811,461)

Minority interest in loss (income) of subsidiaries            7,716          9,623           6,070         (9,184)
                                                      -------------   ------------   -------------   ------------

Net loss                                              $    (715,567)  $   (745,092)  $    (764,872)  $   (820,645)
                                                      =============   ============   =============   ============

Net loss per weighted average BAC                     $      (15.45)  $     (16.09)  $      (16.52)  $     (17.72)
                                                      =============   ============   =============   ============


NOTE 12 - Commitments and Contingencies

BX-8A Team Associates, L.P. ("Bryant")
-------------------------------------

The financial statements of Bryant have been prepared assuming that it will continue as a going concern. Bryant has experienced recurring losses and insufficient cash flow to pay operating costs. Bryant's ability to meet its obligations is dependent upon its ability to generate operating income. Management's plan to improve the financial operations of Bryant is to control operating costs and improve rental collections. Although not required to do so, the general partners have committed to fund deficits if needed.

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

(b) Changes in INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the year ended March 31, 2007, there were no changes in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers and Corporate Governance

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by Related Independence LLC ("RILLC"), the General Partner. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC), which controls the General Partner, has adopted a code of ethics (see http://www.centerline.com).

On November 17, 2003, Centerline Holding Company ("Centerline") (formerly known as CharterMac) acquired Centerline Affordable Housing Advisors LLC (formerly known as CharterMac Capital LLC), which is the parent of Centerline Manager LLC (formerly know as RCC Manager LLC), the managing member of the General Partner. Pursuant to the acquisition, Centerline acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also retired from his position as Chief Executive Officer and Chief Financial Officer of the General Partner. Centerline's Board of Trustees named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Alan
P. Hirmes.

Certain information concerning the executive officers and directors of the General Partner is set forth below.

Name                                          Position
-----------------                             ------------------------------

Robert L. Levy                                Chief Financial Officer

                                              President and Chief Executive
Andrew J. Weil                                Officer

Mark D. Schnitzer                             Senior Vice President

Glenn F. Hopps                                Treasurer


ROBERT L. LEVY, 41, is the Chief Financial Officer of Centerline. Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company ("AMAC"), a publicly traded real estate investment trust managed by an affiliate of Centerline. Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments. Mr. Levy joined Centerline's predecessor in November of 2001 as the Director of Capital Markets. From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company. He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 36, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group. Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds. Prior to joining Centerline's predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management. Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 46, is a Senior Vice President of the General Partner. He is responsible both for financial restructurings of real estate properties and directing Centerline Affordable Housing Advisors LLC's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of
Pennsylvania in December 1987 before joining Centerline Affordable Housing Advisors LLC in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March 2006, Mr. Schnitzer was appointed Chief Executive Officer and President of CharterMac. Mr. Schnitzer also serves on the Board of Trustees of Centerline.

GLENN F. HOPPS, 44, is Treasurer of the General Partner. Mr. Hopps joined Centerline Affordable Housing Advisors LLC in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, Certified Public Accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

Item 11. Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                         Name and address of           Amount and Nature of         Percentage
  Title of Class        Beneficial Ownership           Beneficial Ownership          of Class
-------------------  ---------------------------   -------------------------------  -----------
General Partnership  Related Independence L.L.C.   $1,000 capital contribution  -      100%
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

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of May 11, 2007 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the General Partner of RCMP and (iii) the directors and executive officers of the General Partners of RCMP as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                   Amount and Nature of       Percentage
  Name of Beneficial Owner (1)     Beneficial Ownership        of Class
--------------------------------   --------------------   -------------------

Lehigh Tax Credit Partners, Inc.       2,868.06(2)              6.3%
J. Michael Fried                       2,868.06(2)(3)           6.3%
Michael J. Wechsler                           -                   -
Alan P. Hirmes                         2,868.06(2)(3)           6.3%
Stuart J. Boesky                       2,868.06(2)(3)           6.3%
Stephen M. Ross                        2,868.06(2)(3)           6.3%
Marc D. Schnitzer                      2,868.06(2)(3)           6.3%
Andrew J. Weil                                -                   -
Robert L. Levy                                -                   -
Glenn F. Hopps                                -                   -

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

(3) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried, Stuart J. Boesky and Alan Hirmes who own only economic interests.

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

Item 14. Principal Accountant Fees and Services

Audit Fees
The aggregate fees by Friedman LLP and its affiliates for professional services rendered for the audit of the Partnership's annual consolidated financial statements for the years ended March 31, 2007 and 2006 and for the reviews of the condensed consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q for those years were $59,000 and $88,500, respectively.

Audit Related Fees
------------------
None.

Tax Fees
--------
The aggregate fees by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership's annual tax returns were $8,900 and $8,700 for the years ended December 31, 2006 and 2005, respectively.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have a stand alone audit committee.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements
         --------------------

         Report of Independent Registered Public Accounting Firm           13

         Consolidated Balance Sheets at March 31, 2007 and 2006            26

         Consolidated Statements of Operations for the years ended
           March 31, 2007, 2006 and 2005                                   27

         Consolidated  Statements of Changes in Partners'  Capital
           (Deficit) for the years ended March 31, 2007, 2006 and 2005     28

         Consolidated  Statements of Cash Flows for the years
           ended March 31, 2007, 2006 and 2005                             29

         Notes to Consolidated Financial Statements                        30

(a) 2.   Consolidated Financial Statement Schedules
         ------------------------------------------

         Report of Independent Registered Public Accounting Firm           49

         Schedule I - Condensed Financial Information of Registrant        50

         Schedule III - Real Estate and Accumulated Depreciation           53

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

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)        46

(31.2)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)        47

(32.1)   Certification  Pursuant to Rule 13a-14(b) or Rule 15d-14(b)
           and Section 1350 of Title 18 of the United States Code
           (18 U.S.C. 1350)                                                48

                                     PART IV

                                                                 Jurisdiction of
(c)       Subsidiaries of the Registrant (Exhibit 21)              Organization
          ------------------------------                         ---------------

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



                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                  (Registrant)


                                By:  RELATED INDEPENDENCE L.L.C.,
                                     a General Partner



Date: June 22, 2007
      -------------
                                     By:  /s/ Robert L. Levy
                                          ------------------
                                          Robert L. Levy
                                          Chief Financial Officer




Date: June 22, 2007
      -------------

                                     By:  /s/ Andrew J. Weil
                                          ------------------
                                          Andrew J. Weil
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



     Signature                         Title                           Date
------------------   ----------------------------------------     --------------


/s/ Robert L. Levy
------------------   Chief Financial Officer of Related           June 22, 2007
Robert L. Levy       Independence L.L.C.                          -------------



/s/ Andrew J. Weil
------------------   President and Chief Executive Officer of     June 22, 2007
Andrew J. Weil       Related   Independence L.L.C.                -------------




/s/ Glenn F. Hopps
------------------   Treasurer of Related Independence L.L.C.     June 22, 2007
Glenn F. Hopps       (Principal Accounting Officer)               -------------

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1) I have reviewed this annual report on Form 10-K for the period ended March 31, 2007 of Independence Tax Credit Plus L.P. IV;

     2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3) Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures, to be designed under my supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5) The other certifying officer and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: June 22, 2007
               -------------

                                                   By:  /s/ Robert L. Levy
                                                        ------------------
                                                        Robert L. Levy
                                                        Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1) I have reviewed this annual report on Form 10-K for the period ended March 31, 2007 of Independence Tax Credit Plus L.P. IV;

     2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3) Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures, to be designed under my supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5) The other certifying officer and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: June 22, 2007
               -------------

                                       By: /s/ Andrew J. Weil
                                           ------------------
                                           Andrew J. Weil
                                           Chief Executive Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(bB) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. IV on Form 10-K for the period ended March 31, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and result of operations of the registrant.

A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the SEC or its staff upon request.



By: /s/ Robert L. Levy                 By: /s/ Andrew J. Weil
    ------------------                     ------------------
    Robert L. Levy                         Andrew J. Weil
    Chief Financial Officer                Chief Executive Officer
    June 22, 2007                          June 22, 2007

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES




To the Partners
Independence Tax Credit Plus L.P. IV and Subsidiaries


Under date of June 14, 2007, we reported on the consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the three-year period ended March 31, 2007.

In connection with our audits of the aforementioned consolidated financial statements, we have also audited supporting Schedule I as of March 31, 2007 and 2006 and for the years ended March 31, 2007, 2006 and 2005, and Schedule III as of March 31, 2007 and for the years ended March 31, 2007, 2006 and 2005. These supporting schedules are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these schedules based on our audits. In our opinion, these schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.









/s/Friedman LLP


New York, New York
June 14, 2007

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
            CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                2007         2006
                                                            -----------   -----------
Cash and cash equivalents                                   $   651,290   $   743,014
Investment in subsidiary partnerships                        13,537,609    15,990,190
Cash held in escrow                                             499,573       539,048
Other assets                                                  1,920,076     1,879,610
                                                            -----------   -----------

Total assets                                                $16,608,548   $19,151,862
                                                            ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                       $ 3,286,122   $ 2,827,630
Other liabilities                                                54,281        52,898
                                                            -----------   -----------
                                                              3,340,403     2,880,528
Total liabilities

Partners' capital                                            13,268,145    16,271,334
                                                            -----------   -----------

Total liabilities and partners' capital                     $16,608,548   $19,151,862
                                                            ===========   ===========

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' equity on the consolidated balance sheet will differ from partners' equity shown above.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
            CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                           Year Ended March 31,
                                                -----------------------------------------
                                                   2007            2006           2005
                                                -----------    -----------    -----------
Revenues

Interest income                                 $    34,046    $    25,492    $    12,530
                                                -----------    -----------    -----------

Expenses

Administrative and management                       141,723        116,597         83,459
Administrative and management-related parties       458,492        565,817        482,511
                                                -----------    -----------    -----------

Total expenses                                      600,215        682,414        565,970
                                                -----------    -----------    -----------

Loss from operations                               (566,169)      (656,922)      (553,440)

Equity in loss of subsidiary partnerships        (2,437,020)    (2,389,254)    (2,683,270)
                                                -----------    -----------    -----------

Net loss                                        $(3,003,189)   $(3,046,176)   $(3,236,710)
                                                ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                   SCHEDULE I
            CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT
              (Not Including Consolidated Subsidiary Partnerships)

                       CONDENSED STATEMENTS OF CASH FLOWS

                     Decreases in Cash and Cash Equivalents

                                                                  Year Ended March 31,
                                                        -----------------------------------------
                                                            2007           2006           2005
                                                        -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                                $(3,003,189)   $(3,046,176)   $(3,236,710)
                                                        -----------    -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships                 2,437,020      2,389,254      2,683,270
Increase in other assets                                    (40,466)       (55,108)       (15,205)
Increase (decrease) in liabilities:
Due to general partner and affiliates                       458,492        565,817        482,652
Other liabilities                                             1,383          3,679         (4,721)
                                                        -----------    -----------    -----------

Total adjustments                                         2,856,429      2,903,642      3,145,996
                                                        -----------    -----------    -----------

Net cash used in operating activities                      (146,760)      (142,534)       (90,714)
                                                        -----------    -----------    -----------

Cash flows from investing activities:

Decrease in cash held in escrow                              39,475         53,975         13,637
Decrease in investments in subsidiary partnerships           15,561              0              0
                                                        -----------    -----------    -----------

Net cash provided by investing activities                    55,036         53,975         13,637
                                                        -----------    -----------    -----------

Net decrease in cash and cash equivalents                   (91,724)       (88,559)       (77,077)

Cash and cash equivalents, beginning of year                743,014        831,573        908,650
                                                        -----------    -----------    -----------

Cash and cash equivalents, end of year                  $   651,290    $   743,014    $   831,573
                                                        ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
        CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2007

                                                                     Initial Cost to Partnership
                                                                   ------------------------------
                                                                                                         Cost
                                                                                                      Capitalized
                                                                                                     Subsequent to
                                                                                    Buildings and     Acquisition:
                Description                       Encumbrances          Land        Improvements     Improvements
----------------------------------------------    -------------    -------------    -------------    -------------
Apartment Complexes

BX-8A Team Associates, L.P.
   Bronx, NY                                      $   1,776,413    $       5,467    $   2,667,819    $     334,088
Westminster Park Plaza
   Los Angeles, CA                                    7,437,766        1,197,697        8,093,774        1,970,048
Fawcett Street Limited Partnership
   Tacoma, WA                                         1,954,297          390,654        4,247,465          188,181
Figueroa Senior Housing Limited Partnership
   Los Angeles, CA                                    2,983,075          279,000        4,978,250          569,697
NNPHI Senior Housing Limited Partnership
   Los Angeles, CA                                    3,901,163          709,657        6,135,419          436,619
Belmont/McBride Apartments Limited Partnership
   Paterson, NJ                                       2,747,165          154,934        5,627,693        2,512,963
Sojourner Douglass, L.P.
   Paterson, NJ                                       1,977,352          141,297        2,573,950          149,939
New Zion Apartments Limited Partnership
   Shreveport, LA                                       860,910           20,000        2,688,770           76,839
Bakery Village Urban Renewal Associates, L.P.
   Montclair, NJ                                      4,287,375           50,000       14,912,416        2,735,024
Marlton Housing Partnership, L.P.
   Philadelphia, PA                                   1,849,000            2,648        1,547,121        1,564,837
GP Kaneohe Limited Partnership
   Kaneohe, HI                                        1,694,987                0        3,306,828           65,878
KSD Village Apartments, Phase II Ltd.
   Danville, KY                                         383,866                0          887,539           37,552
Kanisa Apartments Ltd.
   Fayette County, KY                                 1,384,761          106,592        4,846,543          124,390
Guymon Housing Partners, L.P.
   Guymon, OK                                         1,813,618           84,918        4,238,907          739,965
                                                  -------------    -------------    --------------   -------------

                                                  $  35,051,752    $   3,142,864  $   66,752,494     $  11,506,020
                                                  =============    =============  ==============     =============


                                                  Gross Amount at which Carried at Close of Period
                                                  ------------------------------------------------



                                                                   Buildings and                       Accumulated
                Description                           Land          Improvements         Total         Depreciation
----------------------------------------------    -------------    --------------    -------------    -------------
Apartment Complexes

BX-8A Team Associates, L.P.
   Bronx, NY                                      $      11,579    $    2,995,795    $   3,007,374    $   1,144,630
Westminster Park Plaza
   Los Angeles, CA                                    1,292,427         9,969,092       11,261,519        2,459,110
Fawcett Street Limited Partnership
   Tacoma, WA                                           396,383         4,429,917        4,826,300        1,651,074
Figueroa Senior Housing Limited Partnership
   Los Angeles, CA                                      291,377         5,535,570        5,807,959        1,838,999
NNPHI Senior Housing Limited Partnership
   Los Angeles, CA                                      715,387         6,566,308        7,267,586        2,036,461
Belmont/McBride Apartments Limited Partnership
   Paterson, NJ                                         182,633         8,112,957        8,295,590        2,500,113
Sojourner Douglass, L.P.
   Paterson, NJ                                         143,996         2,721,190        2,837,724          958,958
New Zion Apartments Limited Partnership
   Shreveport, LA                                        22,699         2,762,910        2,785,609        1,017,394
Bakery Village Urban Renewal Associates, L.P.
   Montclair, NJ                                         52,699        17,644,741       17,697,440          771,713
Marlton Housing Partnership, L.P.
   Philadelphia, PA                                       4,355         3,110,251        3,263,776          655,314
GP Kaneohe Limited Partnership
   Kaneohe, HI                                              613         3,372,093        3,358,670          742,991
KSD Village Apartments, Phase II Ltd.
   Danville, KY                                             612           924,478          920,544          204,376
Kanisa Apartments Ltd.
   Fayette County, KY                                   107,205         4,970,320        5,077,525          947,674
Guymon Housing Partners, L.P.
   Guymon, OK                                            85,531         4,978,260        5,063,791          542,956
                                                  -------------    --------------    -------------    -------------

                                                  $   3,307,496    $   78,093,882    $  81,401,378    $  21,471,763
                                                  =============    ==============    =============    =============

                                                                                    Life on which
                                                                                    Depreciation in
                                                     Year of                        Latest Income
                                                  Construction/        Date         Statements are
                Description                        Renovation        Acquired        Computed (a)
----------------------------------------------    -------------    -------------    --------------
Apartment Complexes

BX-8A Team Associates, L.P.
   Bronx, NY                                            1995-96        Oct. 1995         27.5 years
Westminster Park Plaza
   Los Angeles, CA                                      1996-97        June 1996         27.5 years
Fawcett Street Limited Partnership
   Tacoma, WA                                           1996-97        June 1996         27.5 years
Figueroa Senior Housing Limited Partnership
   Los Angeles, CA                                      1996-97        Nov. 1996         27.5 years
NNPHI Senior Housing Limited Partnership
   Los Angeles, CA                                      1996-97        Dec. 1996         27.5 years
Belmont/McBride Apartments Limited Partnership
   Paterson, NJ                                         1997-98        Jan. 1997         27.5 years
Sojourner Douglass, L.P.
   Paterson, NJ                                         1997-98        Feb. 1997         27.5 years
New Zion Apartments Limited Partnership
   Shreveport, LA                                       1997-98        Oct. 1997         27.5 years
Bakery Village Urban Renewal Associates, L.P.
   Montclair, NJ                                        1997-98        Dec. 1997         27.5 years
Marlton Housing Partnership, L.P.
   Philadelphia, PA                                     1998-99         May 1998         27.5 years
GP Kaneohe Limited Partnership
   Kaneohe, HI                                          1999-00        July 1999         7-40 years
KSD Village Apartments, Phase II Ltd.
   Danville, KY                                         1999-00        July 1999        10-40 years
Kanisa Apartments Ltd.
   Fayette County, KY                                   1998-99        Oct. 1999         5-40 years
Guymon Housing Partners, L.P.
   Guymon, OK                                           1998-99        Dec. 1999         27.5 years


(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                                  SCHEDULE III
        CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2007

                                                 Cost of Property and Equipment                   Accumulated Depreciation
                                          -------------------------------------------    -----------------------------------------
                                                                           Year Ended March 31,
                                          -----------------------------------------------------------------------------------------
                                              2007             2006           2005           2007            2006          2005
                                          ------------    ------------   ------------    ------------   ------------   ------------
Balance at beginning of year              $ 81,471,407    $ 81,388,959   $ 81,354,107    $ 19,086,200   $ 16,708,237   $ 14,320,391
(Adjustment to) additions during year:
Land, building and improvements                (70,029)         82,448         34,852
Accumulated deprecation on dispositions                                                             0              0         (2,906)
Depreciation expense                                                                        2,385,563      2,377,963      2,390,752
                                          ------------    ------------   ------------    ------------   ------------   ------------
Balance at close of year                  $ 81,401,378    $ 81,471,407   $ 81,388,959    $ 21,471,763   $ 19,086,200   $ 16,708,237
                                          ============    ============   ============    ============   ============   ============

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.