Form 10-Q
period 2007-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2007-08-01
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2007


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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                    June 30,        March 31,
                                                                                      2007            2007
                                                                                  ------------    ------------
                                                                                   (Unaudited)      (Audited)
                                     ASSETS

Property and equipment - at cost, net of accumulated depreciation of
  $22,066,337 and $21,471,763, respectively                                       $ 59,335,041    $ 59,929,615
Cash and cash equivalents                                                            1,286,255       1,375,669
Cash held in escrow                                                                  3,568,783       3,400,368
Deferred costs, net of accumulated amortization of $721,424 and
  $710,378, respectively                                                               475,297         486,343
Due from local general partners and affiliates                                         240,589         231,589
Other assets                                                                           565,589         596,867
                                                                                  ------------    ------------

Total assets                                                                      $ 65,471,554    $ 66,020,451
                                                                                  ============    ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities:
   Mortgage notes payable                                                         $ 34,943,245    $ 35,051,752
   Accounts payable                                                                    507,522         451,390
   Accrued interest payable                                                          9,662,993       9,493,633
   Security deposit payable                                                            409,931         415,159
   Due to local general partners and affiliates                                      1,760,309       1,775,063
   Due to general partner and affiliates                                             3,845,531       3,727,579
                                                                                  ------------    ------------

Total liabilities                                                                   51,129,531      50,914,576
                                                                                  ------------    ------------

Minority interest                                                                    1,813,133       1,837,730
                                                                                  ------------    ------------

Partners' capital (deficit):
   Limited partners (45,844 Beneficial Assignment Certificates
    ("BACs") issued and outstanding)                                                12,811,137      13,542,999
   General partner                                                                    (282,247)       (274,854)
                                                                                  ------------    ------------

Total partners' capital (deficit)                                                   12,528,890      13,268,145
                                                                                  ------------    ------------

Total liabilities and partners' capital (deficit)                                 $ 65,471,554    $ 66,020,451
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                       --------------------------
                                                           2007           2006
                                                       -----------    -----------
Revenues
Rental income                                          $ 1,516,884    $ 1,463,977
Other income                                               100,762        106,246
                                                       -----------    -----------

Total revenues                                           1,617,646      1,570,223
                                                       -----------    -----------

Expenses
General and administrative                                 464,089        398,102
General and administrative-related parties                 175,341        187,115
Repairs and maintenance                                    255,888        260,764
Operating and other                                        250,427        251,410
Taxes                                                       45,583         44,686
Insurance                                                   91,637         94,534
Interest                                                   468,913        485,343
Depreciation and amortization                              605,620        606,108
                                                       -----------    -----------

Total expenses                                           2,357,498      2,328,062
                                                       -----------    -----------


Loss before minority interest                             (739,852)      (757,839)
Minority interest in loss of subsidiary partnerships           597          9,551
                                                       -----------    -----------

Net loss                                               $  (739,255)   $  (748,288)
                                                       ===========    ===========

Net loss - limited partners                            $  (731,862)   $  (740,805)
                                                       ===========    ===========

Weighted average number of BACs outstanding                 45,844         45,844
                                                       ===========    ===========

Net loss per BAC                                       $    (15.96)   $    (16.16)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
   Condensed Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                                                                Limited          General
                                                  Total         Partners         Partner
                                              ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2007   $ 13,268,145    $ 13,542,999    $   (274,854)

Net loss                                          (739,255)       (731,862)         (7,393)
                                              ------------    ------------    ------------

Partners' capital (deficit) - June 30, 2007   $ 12,528,890    $ 12,811,137    $   (282,247)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                      2007           2006
                                                                                  -----------    -----------
Cash flows from operating activities:
Net loss                                                                          $  (739,255)   $  (748,288)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                                         605,620        606,108
Minority interest in loss of subsidiary partnerships                                     (597)        (9,551)
Increase in cash held in escrow                                                      (177,324)      (321,375)
Decrease in other assets                                                               31,278         53,796
Increase in accounts payable                                                           56,132         84,929
Increase in accrued interest payable                                                  169,360        301,694
Decrease in security deposit payable                                                   (5,228)       (36,017)
(Increase) decrease in due from local general partners and affiliates                  (9,000)        31,000
Increase (decrease) in due to local general partners and affiliates                     2,628        (23,430)
Increase in due to general partner and affiliates                                     117,952        118,165
                                                                                  -----------    -----------

Total adjustments                                                                     790,821        805,319
                                                                                  -----------    -----------

Net cash provided by operating activities                                              51,566         57,031
                                                                                  -----------    -----------

Cash flows from investing activities:
Release of cash held in escrow                                                          8,909         17,853
Net payments (to) from local general partners and affiliates                          (17,382)        30,953
                                                                                  -----------    -----------

Net cash (used in) provided by investing activities                                    (8,473)        48,806
                                                                                  -----------    -----------

Cash flows from financing activities:
Repayments of mortgage notes                                                         (108,507)       (93,825)
Decrease in capitalization of consolidated subsidiaries attributable  to
  minority interest                                                                   (24,000)             0
                                                                                  -----------    -----------

Net cash used in financing activities                                                (132,507)       (93,825)
                                                                                  -----------    -----------

Net (decrease) increase in cash and cash equivalents                                  (89,414)        12,012
Cash and cash equivalents at beginning of period                                    1,375,669      1,486,123
                                                                                  -----------    -----------
Cash and cash equivalents at end of period                                        $ 1,286,255    $ 1,498,135
                                                                                  ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest                                              $   299,552    $   183,649
                                                                                  ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


Note 1 - General

The condensed consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. IV (the "Partnership") and fourteen other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning affordable apartment complexes ("Properties") that are eligible for the low-income housing tax credit, some of these apartment complexes may also be eligible for the historic rehabilitation tax credit. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's first fiscal quarter ends June 30. The first quarter for all subsidiaries ends March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends three months after the subsidiaries in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increase   (decrease)  in  the   capitalization  of  consolidated   subsidiaries
attributable to minority interest arises from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests that exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $3,000 and $2,000 for each of the three months ended June 30, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2007 and its results of operations and cash flows for the three months ended June 30, 2007 and 2006. However, the operating results for the three months ended June 30, 2007 may not be indicative of the results for the entire year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2007 and 2006 were as follows:

                                                         Three Months Ended
                                                              June 30,
                                                      -------------------------
                                                          2007          2006
                                                      -----------   -----------
Partnership management fees (a)                       $    84,280   $    84,280
Expense reimbursement (b)                                  24,454        37,100
Local administrative fee (c)                               15,750        19,000
                                                      -----------   -----------

Total general and administrative-General Partner          124,484       140,380
                                                      -----------   -----------

Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (d)        50,857        46,735
                                                      -----------   -----------

Total general and administrative-related parties      $   175,341   $   187,115
                                                      ===========   ===========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,725,000 and $2,641,000 were accrued and unpaid as of June 30, 2007 and March 31, 2007, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $97,991 and $86,952 for the three months ended June 30, 2007 and 2006, respectively. Of these fees, $50,857 and $46,735 were incurred to affiliates of the subsidiary partnerships' general partners ("Local General Partners").


Note 3 - Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of June 30, 2007, the Partnership has invested approximately $37,555,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which approximately $1,024,000 remains to be paid to the Local Partnerships (including approximately $485,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the three months ended June 30, 2007, approximately $15,000 was paid to the Local Partnerships.

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership disclosed in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 30, 2007.

Short-Term
----------

The Partnership's  primary sources of funds, in addition to operations,  include
(i) interest earned on Gross Proceeds which are invested in tax-exempt money market instruments pending final payments to Local Partnerships and (ii) working capital reserves and interest earned thereon. All these sources of funds are available to meet obligations of the Partnership.

For the three months ended June 30, 2007, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased by approximately $89,000. This decrease was due to repayments of mortgage notes of approximately $109,000, net repayments of amounts due to local general partners and affiliates relating to investing activities of approximately $17,000 and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately $24,000. Such outflows exceeded net cash provided by operating activities of approximately $52,000 and a decrease in cash held in escrow from investing activities of approximately $9,000. Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately $606,000.

Total expenses for the three months ended June 30, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,107,624 and $1,049,496, respectively.

Accounts payable as of June 30, 2007 and March 31, 2007, were $507,522 and $451,390, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of June 30, 2007 and March 31, 2007 was $9,662,993 and $9,493,633, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

At June 30, 2007, there is approximately $97,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner. During the three months ended June 30, 2007, no cash distributions were received from the Local Partnerships.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $2,725,000 and $2,641,000 were accrued and unpaid as of June 30, 2007 and March 31, 2007, respectively. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor.

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

Critical Accounting Policies
----------------------------

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Item 8, Note 2 to the consolidated financial statements which are included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007.

Property and Equipment/Valuation of Long-Lived Assets
-----------------------------------------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through June 30, 2007, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Results of Operations
---------------------

The results of operations for the three months ended June 30, 2007 and 2006 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for the three months ended June 30, 2007, as compared to the corresponding period in 2006, primarily due to an increase in rental rates and a decrease in vacancies at several Local Partnerships.

Total  expenses,   excluding   general  and   administrative,   remained  fairly
consistent, with a decrease of approximately 2% for the three months ended June 30, 2007, as compared to the corresponding period in 2006.

General and administrative expenses increased approximately $66,000 for the three months ended June 30, 2007, as compared to the corresponding period in 2006, primarily due to an increase in tax credit restructuring costs in 2007 at one Local Partnership and an increase in salaries at a second Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.11% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. There are no material changes to such disclosure amounts as of June 30, 2007.

The Partnership does not have any other market risk sensitive instruments.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES The Chief Executive Officer and the Chief Financial Officer of Related Independence L.L.C., the general partner of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

           (31.2) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

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



                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
                                  (Registrant)



                                 By:  RELATED INDEPENDENCE L.L.C.,
                                      a General Partner



Date: August 1, 2007
      --------------
                                      By:  /s/ Robert L. Levy
                                           ------------------
                                           Robert L. Levy
                                           Chief Financial Officer



Date: August 1, 2007
      --------------
                                      By:  /s/ Andrew J. Weil
                                           ------------------
                                           Andrew J. Weil
                                           President and Chief Executive Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2007 of Independence Tax Credit Plus L.P. IV;

     2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3) Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures, to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: August 1, 2007
               --------------

                                                     By: /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2007 of Independence Tax Credit Plus L.P. IV;

     2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3) Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures, to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: August 1, 2007
               --------------

                                                     By: /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the condensed consolidated financial condition and result of operations of the registrant.

A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the SEC or its staff upon request.



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     August 1, 2007                                      August 1, 2007