Form 10-Q
period 2007-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2007-11-08
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2007


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


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                             September 30,    March 31,
                                                                 2007           2007*
                                                             ------------    ------------
                                                              (Unaudited)     (Audited)
ASSETS

Operating assets
  Property and equipment - (at cost, net of accumulated
    depreciation of $20,091,714 and $21,471,763,
    respectively)                                            $ 50,048,145    $ 59,929,615
  Cash and cash equivalents                                     1,072,556       1,375,669
  Cash held in escrow                                           3,062,448       3,400,368
  Deferred costs (net of accumulated amortization of
    $707,307 and $710,378, respectively)                          433,286         486,343
  Due from local general partners and affiliates                  249,589         231,589
  Other assets                                                    630,140         596,867
                                                             ------------    ------------

Total operating assets                                         55,496,164      66,020,451
                                                             ------------    ------------

Assets related to discontinued operations (Notes 3 and 4)
  Property and equipment held for sale (net of accumulated
    depreciation of $2,545,507 and $0, respectively             8,572,542               0
  Other assets held for sale                                      701,105               0
                                                             ------------    ------------

Total assets related to discontinued operations                 9,273,647               0
                                                             ------------    ------------

Total assets                                                 $ 64,769,811    $ 66,020,451
                                                             ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating liabilities
  Mortgage notes payable                                     $ 27,445,719    $ 35,051,752
  Accounts payable                                                556,700         451,390
  Accrued interest payable                                      5,849,071       9,493,633
  Security deposit payable                                        302,508         415,159
  Due to local general partners and affiliates                  1,738,640       1,775,063
  Due to general partners and affiliates                        3,955,606       3,727,579
                                                             ------------    ------------

Total operating liabilities                                    39,848,244      50,914,576
                                                             ------------    ------------

Liabilities related to discontinued operations (Note 4)
  Mortgage notes payable                                        7,387,011               0
  Liabilities related to discontinued operations including
  minority interest                                             4,393,863               0
                                                             ------------    ------------
Total liabilities related to discontinued operations           11,780,874               0
                                                             ------------    ------------

Total liabilities                                              51,629,118      50,914,576
                                                             ------------    ------------

Minority interests                                              1,467,269       1,837,730
                                                             ------------    ------------

Commitments and contingencies (Note 5)

Partners' capital (deficit):
  Limited partners - 45,844 Beneficial Assignment
    Certificates("BACs") issued and outstanding                11,964,225      13,542,999
General partners                                                 (290,801)       (274,854)
                                                             ------------    ------------

Total partners' capital (deficit)                              11,673,424      13,268,145
                                                             ------------    ------------

Total liabilities and partners' capital (deficit)            $ 64,769,811    $ 66,020,451
                                                             ============    ============

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended            Six Months Ended
                                                        September 30,                 September 30,
                                                 --------------------------    --------------------------
                                                     2007          2006*           2007          2006*
                                                 -----------    -----------    -----------    -----------
Operations:

Revenues
Rental income                                    $ 1,242,591    $ 1,214,986    $ 2,472,846    $ 2,400,552
Other                                                 58,592         67,981        148,068        164,290
                                                 -----------    -----------    -----------    -----------
Total revenues                                     1,301,183      1,282,967      2,620,914      2,564,842
                                                 -----------    -----------    -----------    -----------

Expenses
General and administrative                           415,379        317,868        735,980        627,868
General and administrative-related parties
  (Note 2)                                           185,733        165,625        361,074        352,740
Repairs and maintenance                              275,444        230,222        482,860        446,477
Operating and other                                  187,677        202,036        414,665        441,882
Real estate taxes                                     36,380         39,094         68,004         76,952
Insurance                                             83,688         81,961        162,870        163,053
Interest                                             369,969        378,563        729,887        754,134
Depreciation and amortization                        549,677        552,732      1,100,154      1,103,698
                                                 -----------    -----------    -----------    -----------
Total expenses                                     2,103,947      1,968,101      4,055,494      3,966,804
                                                 -----------    -----------    -----------    -----------

Loss before minority interest and discontinued
  operations                                        (802,764)      (685,134)    (1,434,580)    (1,401,962)

Minority interest in (loss) income of
  subsidiaries from operations                        (6,228)           198         (5,631)         9,749
                                                 -----------    -----------    -----------    -----------
                                                    (808,992)      (684,936)    (1,440,211)    (1,392,213)
Loss from continuing operations

Discontinued operations:
Loss from discontinued operations (including
  minority interest) (Note 4)                        (46,474)       (41,289)      (154,510)       (82,300)
                                                 -----------    -----------    -----------    -----------
Net loss                                         $  (855,466)   $  (726,225)   $(1,594,721)   $(1,474,513)
                                                 ===========    ===========    ===========    ===========

Loss from continuing operations - limited
  partners                                       $  (800,902)   $  (678,087)   $(1,425,809)   $(1,378,291)
Loss from discontinued operations (including
  minority interest) - limited partners              (46,010)       (40,876)      (152,965)       (81,477)
                                                 -----------    -----------    -----------    -----------
Net loss - limited partners                      $  (846,912)   $  (718,963)   $(1,578,774)   $(1,459,768)
                                                 ===========    ===========    ===========    ===========

Number of BACs outstanding                            45,844         45,844         45,844         45,844
                                                 ===========    ===========    ===========    ===========

Loss from continuing operations per weighted
  average BAC                                    $    (17.47)   $    (14.79)   $    (31.10)   $    (30.06)
Loss from discontinued operations per weighted
  average BAC                                          (1.01)          (.89)         (3.34)         (1.78)
                                                 -----------    -----------    -----------    -----------

Net loss per weighted average BAC                $    (18.48)   $    (15.68)   $    (34.44)   $    (31.84)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
   Condensed Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                                                                     Limited         General
                                                      Total          Partners        Partner
                                                   ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2007        $ 13,268,145    $ 13,542,999    $   (274,854)

Net loss                                             (1,594,721)     (1,578,774)        (15,947)
                                                   ------------    ------------    ------------

Partners' capital (deficit) - September 30, 2007   $ 11,673,424    $ 11,964,225    $   (290,801)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Six Months Ended
                                                                              September 30,**
                                                                       --------------------------
                                                                           2007           2006
                                                                       -----------    -----------
Cash flows from operating activities:
Net loss                                                               $(1,594,721)   $(1,474,513)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                            1,209,796      1,213,823
Minority interest in income (loss) of subsidiary partnerships                5,631         (9,749)
Increase in cash held in escrow                                           (113,778)      (238,886)
Increase in other assets                                                   (33,019)        24,183
Increase in accounts payable                                               115,700        (81,658)
Increase in accrued interest payable                                       305,304        509,121
Decrease in security deposit payable                                       (22,697)       (22,052)
Decrease in due to local general partners and affiliates                   (21,766)        (3,519)
Increase in due to general partner and affiliates                          228,027        260,476
                                                                       -----------    -----------

Total adjustments                                                        1,673,198      1,651,739
                                                                       -----------    -----------

Net cash provided by operating activities                                   78,477        177,226
                                                                       -----------    -----------

Cash flows from investing activities:
(Increase) decrease of cash held in escrow                                 (47,786)        10,781
Net payments (to) from local general partners and affiliates               (32,657)         9,996
                                                                       -----------    -----------
                                                                           (80,443)        20,777
Net cash (used in) provided by investing activities
                                                                       -----------    -----------

Cash flows from financing activities:
Repayments of mortgage notes                                              (219,022)      (250,556)
Decrease in capitalization of consolidated subsidiaries attributable
  to minority interest                                                     (32,439)             0
                                                                       -----------    -----------

Net cash used in financing activities                                     (251,461)      (250,556)
                                                                       -----------    -----------

Net decrease in cash and cash equivalents                                 (253,427)       (52,553)
Cash and cash equivalents at beginning of period                       $ 1,375,669      1,486,123
                                                                       -----------    -----------
Cash and cash equivalents at end of period*                              1,122,242    $ 1,433,570
                                                                       ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest                                   $   641,109    $   480,686
                                                                       ===========    ===========

* Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $49,686 and $0, respectively.
** Reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


Note 1 - General

The condensed consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. IV (the "Partnership") and fourteen other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning affordable apartment complexes ("Properties") that are eligible for the low-income housing tax credit, some of these apartment complexes may also be eligible for the historic rehabilitation tax credit. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of September 30, 2007, the property and the related assets and liabilities of one Local Partnership were sold (see Note 3).

For financial reporting purposes, the Partnership's second fiscal quarter ends September 30. The second quarter for all subsidiaries ends June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends three months after the subsidiaries in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increase   (decrease)  in  the   capitalization  of  consolidated   subsidiaries
attributable to minority interest arises from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests that exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0, $3,000, $0 and $5,000 for the three and six months ended September 30, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring
adjustments)   necessary  to  present  fairly  the  financial  position  of  the
Partnership as of September 30, 2007, the results of its operations for the three and six months ended September 30, 2007 and 2006 and its cash flows for the six months ended September 30, 2007 and 2006. However, the operating results for the six months ended September 30, 2007 may not be indicative of the results for the entire year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and six months ended September 30, 2007 and 2006 were as follows:

                                                         Three Months Ended     Six Months Ended
                                                            September 30,         September 30,
                                                         -------------------   -------------------
                                                           2007       2006       2007       2006
                                                         --------   --------   --------   --------
Partnership management fees (a)                          $ 84,280   $ 84,280   $168,560   $168,560
Expense reimbursement (b)                                  41,472     16,478     65,926     53,578
Local administrative fee (c)                               15,750     19,000     31,500     38,000
                                                         --------   --------   --------   --------
                                                          141,502    119,758    265,986    260,138
Total general and administrative-General Partners
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)            44,231     45,867     95,088     92,602
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $185,733   $165,625   $361,074   $352,740
                                                         ========   ========   ========   ========

There were no costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2007 and 2006.

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


based  upon its  review of the  Partnership's  investments.  Unpaid  partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,809,000 and $2,641,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $92,798 and $98,829 and $190,789 and $185,781 for the three and six months ended September 30, 2007 and 2006, respectively. Of these fees, $44,231 and $45,867 and $95,088 and $92,602, were incurred to affiliates of the subsidiary partnerships' general partners ("Local General Partners") which includes $0 of fees relating to discontinued operations.


Note 3 - Sale of Property

The Partnership is currently in the process of disposing of its investments. As of September 30, 2007, the property and the related assets and liabilities of one Local Partnership were sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On September 5, 2007, the property and the related assets and liabilities of Westminster Park Plaza, a California L.P. ("Westminster") were sold to an affiliate of the Local General Partner for a sales price of $14,070,000. The Partnership received $2,513,602 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $11,556,000. Because Westminster Park Plaza was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $4,784,000. Such contribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $4,784,000. Since all of the subsidiary partnership's second quarter financial information is only through June 30, 2007, this sale will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ending December 31, 2007.


Note 4 - Discontinued Operations

The following table summarizes the financial position of the Local Partnership that is classified as discontinued operations as further discussed in Note 3 above. As of September 30, 2007, Westminster was classified as discontinued operations on the condensed consolidated balance sheets. As of March 31, 2007, there were no Local Partnerships classified as discontinued operations on the condensed consolidated balance sheets.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


Consolidated Balance Sheets of Discontinued Operations:

                                                  September 30,    March 31,
                                                       2007          2007
                                                  ------------   -----------
Assets
  Property and equipment, net of accumulated
    depreciation of $2,545,507 and $0,
    respectively                                   $ 8,572,542   $         0
  Cash and cash equivalents                             49,686             0
  Cash held in escrow                                  499,484             0
  Deferred costs, net of accumulated
    amortization of $25,263 and $0, respectively        30,865             0
  Other assets                                         121,070             0
                                                   -----------   -----------
Total assets                                       $ 9,273,647   $         0
                                                   ===========   ===========

Liabilities
  Mortgage notes payable                           $ 7,387,011   $         0
  Accounts payable                                      10,391             0
  Accrued interest payable                           3,949,865             0
  Security deposit payable                              89,954             0
  Minority interest                                    343,653             0
                                                   -----------   -----------
Total liabilities                                  $11,780,874   $         0
                                                   ===========   ===========

The following table summarizes the results of operations of the Local Partnership that is classified as discontinued operations. For the three and six months ended September 30, 2007, Westminster, which was sold during the six months ended September 30, 2007, was classified as discontinued operations on the condensed consolidated financial statements. For the three and six months ended September 30, 2006, Westminster, in order to present comparable results for the three and six months ended September 30, 2007, was classified as discontinued operations on the condensed consolidated statement of operations.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


Condensed Consolidated Statements of Discontinued Operations:

                                                             Three Months Ended         Six Months Ended
                                                                September 30,             September 30,
                                                           ----------------------    ----------------------
                                                             2007         2006         2007         2006
                                                           ---------    ---------    ---------    ---------
Revenues

Rental income                                              $ 296,444    $ 282,669    $ 583,073    $ 561,080
Other                                                         10,555       12,328       21,841       22,265
                                                           ---------    ---------    ---------    ---------
Total revenues                                               306,999      294,997      604,914      583,345
                                                           ---------    ---------    ---------    ---------

Expenses

General and administrative                                   129,367       81,157      272,855      169,259
Repairs and maintenance                                       25,696       54,931       74,168       99,440
Operating and other                                            8,085       15,137       31,524       26,701
Real estate taxes                                             13,960        6,694       27,919       13,522
Insurance                                                     14,335       13,044       26,790       26,486
Interest                                                     107,531      110,340      216,526      220,112
Depreciation and amortization                                 54,499       54,983      109,642      110,125
                                                           ---------    ---------    ---------    ---------

Total expenses                                               353,473      336,286      759,424      665,645
                                                           ---------    ---------    ---------    ---------

Net loss from discontinued operations                      $ (46,474)   $ (41,289)   $(154,510)   $ (82,300)
                                                           =========    =========    =========    =========

Net loss - limited partners from discontinued operations   $ (46,010)   $ (40,876)   $(152,965)   $ (81,477)
                                                           =========    =========    =========    =========

Number of BACs outstanding                                    45,844       45,844       45,844       45,844
                                                           =========    =========    =========    =========

Net loss from  discontinued  operations per weighted
  average BAC                                              $   (1.01)   $    (.89)   $   (3.34)   $   (1.78)
                                                           =========    =========    =========    =========


Cash Flows from Discontinued Operations:

                                                                                        Six Months Ended
                                                                                          September 30,
                                                                                     ----------------------
                                                                                       2007         2006
                                                                                     ---------    ---------
 Net cash provided by discontinued operating activities                              $ 112,678    $ 134,189
                                                                                     ---------    ---------

 Net cash used in discontinued investing activities                                  $ (65,542)   $ (65,465)
                                                                                     ---------    ---------

 Net cash used in discontinued financing activities                                  $ (50,755)   $ (47,169)
                                                                                     ---------    ---------


Note 5 - Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Other
-----

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 23% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of September 30, 2007, there were three Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be affected. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership originally invested approximately $37,555,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which, as of September 30, 2007, approximately $1,024,000 remains to be paid to the Local Partnerships (including approximately $485,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the six months ended September 30, 2007, approximately $15,000 was paid to the Local Partnerships. As of September 30, 2007, the property and the related assets and liabilities of one Local Partnership were sold (see Item 1, Note 3).

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership disclosed in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2007.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal (other than sales proceeds and sales distributions), are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. During the six months ended September 30, 2007 and 2006, distributions from operations of the Local Partnerships amounted to approximately $0 and $16,000, respectively.
Additionally, during the six months ended September 30, 2007 and 2006, the Partnership received approximately $2,514,000 and $0, respectively, of distributions from the sale of investments.

For the six months ended September 30, 2007, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships decreased by approximately $253,000. This decrease was due to repayments of mortgage notes of approximately $219,000, net repayments of amounts due to local general partners and affiliates relating to investing activities of approximately $33,000, an increase in cash held in escrow from investing activities of approximately $48,000 and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately $32,000. Such outflows exceeded net cash provided by operating activities of approximately $78,000. Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately $1,210,000.

Total expenses for the three and six months ended September 30, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $998,568 and $871,181 and $1,864,379 and $1,756,232, respectively.

Accounts payable totaled $556,700 and $451,390 as of September 30, 2007 and March 31, 2007, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. In addition, accounts payable from discontinued operations as of September 30, 2007 and March 31, 2007 totaled $10,391 and $0, respectively. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of September 30, 2007 and March 31, 2007 was $5,849,071 and $9,493,633, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. In addition, accrued interest payable from discontinued operations, as of September 30, 2007 and March 31, 2007, totaled $3,949,865 and $0, respectively. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

At September 30, 2007, there is approximately $2,538,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $2,809,000 and $2,641,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor. Since revenues from sales of assets are driven by market conditions, inflation has little impact on sales.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. Tax Credits will be attached to the Property for a period of ten years, and will be transferable with the Property during the remainder of such ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining tax credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods are scheduled to expire at various times from December 31, 2005 through December 31, 2010 with respect to the Local Partnerships depending upon when the Credit Period commenced. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2014 with respect to the Properties depending upon when the Compliance Period commenced.

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

In accordance with SFAS No. 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the condensed consolidated statements of operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the condensed consolidated financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the condensed consolidated balance sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows). Through September 30, 2007, the Partnership has not recorded any loss on impairment of assets.

At the time management commits to a plan to dispose of an asset, such asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

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

Results of Operations
---------------------

The results of operations for the three and six months ended September 30, 2007 and 2006 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 4).

Rental income increased approximately 2% and 3% for the three and six months ended September 30, 2007, as compared to the corresponding periods in 2006, primarily due to an increase in occupancy at two Local Partnerships and rental rate increases at several other Local Partnerships.

Other income decreased approximately $9,000 and $16,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006. For the three months ended September 30, 2007, the decrease was primarily due to an overaccrual of interest income during the first quarter of 2007 at one Local Partnership. For the six months ended September 30, 2007, the decrease was primarily due to a decrease in insurance proceeds received by one Local

Partnership, higher forfeited tenant security deposits in the previous year at a second Local Partnership and a decrease in tenant charges and vending income at a third Local Partnership.

Total expenses, excluding general and administrative, general and administrative
- related parties and repairs and maintenance, remained fairly consistent, with decreases of approximately 2% and 3% for the three and six months ended
September 30, 2007, as compared to the corresponding periods in 2006, respectively.

General and administrative expenses increased approximately $97,000 and $108,000 for the three and six months ended September 30, 2007, as compared to the corresponding periods in 2006, primarily due to the distribution of net income to the City of Los Angeles per its regulatory agreement at one Local
Partnership,  an  increase in  accounting  fees and  salaries at a second  Local
Partnership, an increase in miscellaneous administrative expense at a third Local Partnership, an increase in accounting costs related to the PCAOB requirements at the Partnership level as well as an increase in legal costs related to tender offer activity at the Partnership level.

General and administrative - related parties increased approximately $20,000 for the three months ended September 30, 2007, as compared to the corresponding period in 2006, primarily due to an increase in expense reimbursements at the Partnership level.

Repairs and maintenance expenses increased approximately $45,000 and $36,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to increases in maintenance contracts including plumbing, elevator maintenance, electric repairs and security at one Local Partnership, increases in carpet and floor repairs, plumbing and decorating expenses at a second Local Partnership, and an increase in maintenance payroll and miscellaneous repairs at a third Local Partnership, offset by decrease in security costs at a fourth Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.11% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. There are no material changes to such disclosure amounts as of September 30, 2007.

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

                           PART II. OTHER INFORMATION



Item 1.    Legal Proceedings - None

Item 1A.   Risk Factors - No changes

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - None

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



                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
                                  (Registrant)



                                 By:  RELATED INDEPENDENCE L.L.C.,
                                      a General Partner



Date: November 8, 2007
      ----------------
                                      By:  /s/ Robert L. Levy
                                           ------------------
                                           Robert L. Levy
                                           Chief Financial Officer




Date: November 8, 2007
      ----------------
                                      By:  /s/ Andrew J. Weil
                                           ------------------
                                           Andrew J. Weil
                                           President and Chief Executive Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2007 of Independence Tax Credit Plus L.P. IV;

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



         Date: November 8, 2007
               ----------------

                                                    By:  /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2007 of Independence Tax Credit Plus L.P. IV;

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



         Date: November 8, 2007
               ----------------

                                                     By: /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. IV on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     November 8, 2007                                    November 8, 2007