Form 10-Q
period 2007-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2008-02-05
CIK 940329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2007


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

                                                          December 31,      March 31,
                                                              2007            2007*
                                                          ------------    ------------
                                                           (Unaudited)      (Audited)
ASSETS

Operating assets
  Property and equipment - (at cost, net of accumulated
    depreciation of $20,636,874 and $21,471,763,
    respectively)                                         $ 49,502,985    $ 59,929,615
  Cash and cash equivalents                                  2,225,730       1,375,669
  Cash held in escrow                                        3,021,380       3,400,368
  Deferred costs (net of accumulated amortization of
    $726,362 and $710,378, respectively)                       414,231         486,343
  Due from local general partners and affiliates               256,602         231,589
  Other assets                                                 773,872         596,867
                                                          ------------    ------------

Total assets                                              $ 56,194,800    $ 66,020,451
                                                          ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating liabilities
  Mortgage notes payable                                  $ 27,310,265    $ 35,051,752
  Accounts payable                                             769,933         451,390
  Accrued interest payable                                   6,054,712       9,493,633
  Security deposit payable                                     305,839         415,159
  Due to local general partners and affiliates               1,736,483       1,775,063
  Due to general partners and affiliates                     2,670,910       3,727,579
                                                          ------------    ------------

Total liabilities                                           38,848,142      50,914,576
                                                          ------------    ------------

Minority interests                                           1,706,737       1,837,730
                                                          ------------    ------------

Commitments and contingencies (Note 5)

Partners' capital (deficit):
  Limited partners - 45,844 Beneficial Assignment
    Certificates ("BACs") issued and outstanding            15,891,057      13,542,999
  General partners                                            (251,136)       (274,854)
                                                          ------------    ------------

Total partners' capital (deficit)                           15,639,921      13,268,145
                                                          ------------    ------------

Total liabilities and partners' capital (deficit)         $ 56,194,800    $ 66,020,451
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended             Nine Months Ended
                                                             December 31,                  December 31,
                                                      --------------------------    --------------------------
                                                          2007           2006*          2007           2006*
                                                      -----------    -----------    -----------    -----------
Operations:

Revenues
Rental income                                         $ 1,246,429    $ 1,207,237    $ 3,719,275    $ 3,607,789
Other                                                     116,989         61,528        265,057        225,818
                                                      -----------    -----------    -----------    -----------
Total revenues                                          1,363,418      1,268,765      3,984,332      3,833,607
                                                      -----------    -----------    -----------    -----------

Expenses
General and administrative                                259,981        287,464        995,962        915,332
General and administrative-related parties (Note 2)       228,869        219,448        589,943        572,188
Repairs and maintenance                                   248,688        178,521        731,548        624,998
Operating and other                                       236,497        210,578        651,162        652,460
Real estate taxes                                          34,981         28,529        102,985        105,481
Insurance                                                  88,648         83,870        251,518        246,923
Interest                                                  398,735        375,029      1,128,622      1,129,163
Depreciation and amortization                             564,215        553,536      1,664,369      1,657,234
                                                      -----------    -----------    -----------    -----------
Total expenses                                          2,060,614      1,936,975      6,116,109      5,903,779
                                                      -----------    -----------    -----------    -----------

Loss before minority interest and discontinued
  operations                                             (697,196)      (668,210)    (2,131,777)    (2,070,172)

Minority interest in (loss) income of
  subsidiaries from operations                           (357,136)           206       (362,767)         9,955
                                                      -----------    -----------    -----------    -----------

Loss from continuing operations                        (1,054,332)      (668,004)    (2,494,544)    (2,060,217)

Discontinued operations:
Income (loss) from discontinued operations
  (including loss on sale of property and
  minority interest) (Note 4)                           5,020,829        (12,338)     4,866,320        (94,638)
                                                      -----------    -----------    -----------    -----------
Net income (loss)                                     $ 3,966,497    $  (680,342)   $ 2,371,776    $(2,154,855)
                                                      ===========    ===========    ===========    ===========

Loss from continuing operations - limited
  partners                                            $(1,043,789)   $  (661,324)   $(2,469,599)   $(2,039,615)
Income (loss) from discontinued operations
  (including loss on sale of property and
  minority interest) - limited partners                 4,970,621        (12,215)     4,817,657        (93,691)
                                                      -----------    -----------    -----------    -----------
Net income (loss) - limited partners                  $ 3,926,832    $  (673,539)   $ 2,348,058    $(2,133,306)
                                                      ===========    ===========    ===========    ===========

Number of BACs outstanding                                 45,844         45,844         45,844         45,844
                                                      ===========    ===========    ===========    ===========

Loss from continuing operations per weighted
  average BAC                                         $    (22.76)   $    (14.42)   $    (53.87)   $    (44.49)
Income (loss) from discontinued operations per
  weighted average BAC                                     108.42          (0.27)        105.09          (2.04)
                                                      -----------    -----------    -----------    -----------

Net income (loss) per weighted average BAC            $     85.66    $    (14.69)   $     51.22    $    (46.53)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
   Condensed Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                                                                 Limited        General
                                                     Total       Partners       Partner
                                                  -----------   -----------   -----------
Partners' capital (deficit) - April 1, 2007       $13,268,145   $13,542,999   $  (274,854)

Net income                                          2,371,776     2,348,058        23,718
                                                  -----------   -----------   -----------

Partners' capital (deficit) - December 31, 2007   $15,639,921   $15,891,057   $  (251,136)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                     December 31,
                                                                              --------------------------
                                                                                  2007          2006*
                                                                              -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                             $ 2,371,776    $(2,154,855)
Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities:
Depreciation and amortization                                                   1,774,911      1,823,755
Loss on sale of property                                                          121,324              0
Minority interest in loss of subsidiary partnerships                           (4,911,970)        (9,955)
Capital contribution - general                                                          0         84,280
Increase in cash held in escrow                                                      (974)      (318,216)
(Increase) decrease in other assets                                              (161,578)        25,363
Increase in accounts payable                                                      131,244         88,461
Increase in accrued interest payable                                              383,945        534,865
Decrease in security deposit payable                                             (109,275)       (19,621)
Decrease in due to local general partners and affiliates                          (23,923)        (3,876)
(Decrease) increase in due to general partner and affiliates                   (1,056,669)       266,220
                                                                              -----------    -----------

Total adjustments                                                              (3,852,965)     2,471,276
                                                                              -----------    -----------

Net cash (used in) provided by operating activities                            (1,481,189)       316,421
                                                                              -----------    -----------

Cash flows from investing activities:
Decrease (increase) of cash held in escrow                                        311,833        (32,116)
Proceeds from sale of property                                                  2,513,602              0
Net payments (to) from local general partners and affiliates                      (39,670)        29,371
                                                                              -----------    -----------

Net cash provided by (used in) investing activities                             2,785,765         (2,745)
                                                                              -----------    -----------

Cash flows from financing activities:
Repayments of mortgage notes                                                     (371,812)      (403,208)
Increase in due to selling partners                                                67,404              0
                                                                              -----------    -----------
Decrease in capitalization of consolidated subsidiaries attributable to
  minority interest                                                              (150,107)             0
                                                                              -----------    -----------

Net cash used in financing activities                                            (454,515)      (403,208)
                                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents                              850,061        (89,532)
Cash and cash equivalents at beginning of period                              $ 1,375,669      1,486,123
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                      2,225,730    $ 1,396,591
                                                                              ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest                                          $ 4,908,881    $   924,310
                                                                              ===========    ===========

Summarized below are the components of the loss on sale of property:

  Proceeds from sale of investment - net                                      $(2,513,602)   $         0
  Decrease in property and equipment, net of accumulated depreciation           8,693,866              0
  Decrease in cash held in escrow                                                  68,129              0
  Increase in other assets                                                        (15,427)             0
  Decrease in mortgage notes payable                                           (7,369,675)             0
  Increase in accounts payable and other liabilities                              187,299              0
  Decrease in accrued interest payable                                         (3,822,866)             0
  Decrease in security deposit payable                                                (45)             0
  Decrease in due to selling partners                                             (67,404)             0
  Decrease in deferred costs                                                       29,965              0
  Increase  in  capitalization of consolidated subsidiaries attributable to
    minority interest                                                           4,931,084              0

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


Note 1 - General

The condensed consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. IV (the "Partnership") and fourteen other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning affordable apartment complexes ("Properties") that are eligible for the low-income housing tax credits. Some of the Properties may also be eligible for the historic rehabilitation tax credits. As of December 31, 2007, the property and the related assets and liabilities of one Local Partnership were sold (see Note 3). The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's third fiscal quarter ends December 31. The third quarter for all subsidiaries ends September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends three months after the subsidiaries in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increase   (decrease)  in  the   capitalization  of  consolidated   subsidiaries
attributable to minority interest arises from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests that exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0, $2,000, $0 and $7,000 for the three and nine months ended December 31, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of December 31, 2007, the results of its operations for the three and nine months ended December 31, 2007 and 2006 and its cash flows for the nine months ended December 31, 2007 and 2006. However, the operating results for the nine months ended December 31, 2007 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements
--------------------------------

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. This statement is effective for the Partnership's year ending March 31, 2008. The provisions of this statement do not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis. This statement is effective for the Partnership's year ending March 31, 2008. The provisions of this statement do not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries. The effective date for this provision is for fiscal year ends beginning after December 15, 2008. The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)



Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and nine months ended December 31, 2007 and 2006 were as follows:

                                                      Three Months Ended     Nine Months Ended
                                                          December 31,          December 31,
                                                      -------------------   -------------------
                                                        2007       2006       2007       2006
                                                      --------   --------   --------   --------
Partnership management fees (a)                       $ 69,426   $ 84,280   $237,986   $252,840
Expense reimbursement (b)                               61,550     29,494    127,476     83,072
Local administrative fee (c)                            15,750     19,000     47,250     57,000
                                                      --------   --------   --------   --------

Total general and administrative-General Partners      146,726    132,774    412,712    392,912
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (d)     82,143     86,674    177,231    179,276
                                                      --------   --------   --------   --------
Total general and administrative-related parties      $228,869   $219,448   $589,943   $572,188
                                                      ========   ========   ========   ========


There were no costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2007 and 2006.

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves. Partnership management fees owed to the General Partner amounting to approximately $2,117,000 and $2,641,000 were accrued and unpaid as of December 31, 2007 and March 31, 2007, respectively.

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

(d) Property management fees incurred by the Local Partnerships amounted to $90,410 and $136,813 and $317,523 and $322,594 for the three and nine months ended December 31, 2007 and 2006, respectively. Of these fees, $82,143 and $86,674 and $177,231 and $179,276, were incurred to affiliates of the subsidiary partnerships' general partners ("Local General Partners") which includes $0 of fees relating to discontinued operations.


Note 3 - Sale of Property

The Partnership is currently in the process of disposing of its investments. As of December 31, 2007, the property and the related assets and liabilities of one Local Partnership were sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On September 5, 2007, the property and the related assets and liabilities of Westminster Park Plaza, a California L.P. ("Westminster") were sold to an affiliate of the Local General Partner for a sales price of $14,070,228. The Partnership received $2,513,602 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $11,557,000. Because Westminster Park Plaza was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $4,931,000. Such contribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $4,931,000.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


Note 4 - Discontinued Operations

The following table summarizes the results of operations of the Local Partnership that classified as discontinued operations. For is three and nine months ended December 31, 2 the Westminster, which was sold during the 007, months ended December 31, 2007, was classifienine discontinued operations on the conded as consolidated financial statements. For the tnsed and nine months ended December 31, 2hree Westminster, in order to present compar006, results for the three and nine months eable December 31, 2007, was classified as discontinded operations on the condensed consolidnued statement of operations.

Consolidated Statements of Discontinued Operations:

                                                Three Months Ended              Nine Months Ended
                                                    December 31,                  December 31,
                                             --------------------------    --------------------------
                                                 2007           2006*          2007           2006*
                                             -----------    -----------    -----------    -----------
Revenues

Rental income                                $   193,382    $   287,322    $   776,455    $   848,402
Other                                             12,560         12,317         34,401         34,582
Loss on sale of property (Note 3)               (121,324)             0       (121,324)             0
                                             -----------    -----------    -----------    -----------
Total revenue                                     84,618        299,639        689,532        882,984
                                             -----------    -----------    -----------    -----------

Expenses
General and administrative                       111,335         64,925        384,189        234,184
Repairs and maintenance                           36,884         40,211        111,052        139,651
Operating                                         25,539         19,849         57,063         46,550
Taxes                                             33,232          7,027         61,151         20,549
Insurance                                          5,824         13,669         32,614         40,155
Interest                                         124,812        109,900        341,338        330,012
Depreciation and amortization                        900         56,396        110,542        166,521
                                             -----------    -----------    -----------    -----------

Total expenses                                   338,526        311,977      1,097,949        977,622
                                             -----------    -----------    -----------    -----------

Loss before minority interest                   (253,908)       (12,338)      (408,417)       (94,638)

Minority interest in loss of subsidiaries
  from discontinued operations                 5,274,737              0      5,274,737              0
                                             -----------    -----------    -----------    -----------
Net income (loss) from discontinued
  operations (including minority interest)   $ 5,020,829    $   (12,338)   $ 4,866,320    $   (94,638)
                                             ===========    ===========    ===========    ===========

Net income (loss) from
  discontinued  operations  (including
  minority interest)- limited partners       $ 4,970,621    $   (12,215)   $ 4,817,657    $   (93,691)
                                             ===========    ===========    ===========    ===========

Number of BACs outstanding                        45,844         45,844         45,844         45,844
                                             ===========    ===========    ===========    ===========

Net income (loss) from discontinued
  operations (including minority interest)
  per BAC                                    $    108.42    $     (0.27)   $    105.09    $     (2.04)
                                             ===========    ===========    ===========    ===========

Cash Flows from Discontinued Operations:

                                                                               Nine Months Ended
                                                                                  December 31,
                                                                           --------------------------
                                                                               2007           2006*
                                                                           -----------    -----------
Net cash (used in) provided by operating activities                        $  (319,820)   $   100,659
                                                                           -----------    -----------
Net cash provided by (used in) investing activities                        $ 2,878,173    $   (73,615)
                                                                           -----------    -----------
Net cash used in financing activities                                      $(5,029,140)   $   (71,410)
                                                                           -----------    -----------

* Reclassified for comparative purposes.

                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)



Note 5 - Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Other
-----

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 23% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of December 31, 2007, there were three Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership originally invested approximately $37,555,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which, as of December 31, 2007, approximately $1,024,000 remains to be paid to the Local Partnerships (including approximately $485,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the nine months ended December 31, 2007, approximately $15,000 was paid to the Local Partnerships. As of December 31, 2007, the property and the related assets and liabilities of one Local Partnership were sold (see Item 1, Note 3).

Off-Balance  Sheet   Arrangements
---------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual  Obligations
----------------------------------------------
The Partnership disclosed in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 31, 2007.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal (other than possible sales proceeds and sales distributions), are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. During the nine months ended December 31, 2007 and 2006, distributions from operations of the Local Partnerships amounted to approximately $0 and $16,000, respectively. Additionally, during the nine months ended December 31, 2007 and 2006, the Partnership received approximately $2,514,000 and $0, respectively, of distributions from the sale of investments.

For the nine months ended December 31, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $850,000 due to proceeds from sale of investments of approximately $2,514,000, decrease of cash held in escrow of approximately $312,000 and an increase in due to selling partners of approximately $67,000, which exceeded net cash used in operating activities of approximately $1,481,000, repayments of mortgage notes of approximately $372,000, net repayments of amounts due to Local General Partners and affiliates relating to investing activities of approximately $40,000 and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately $150,000. Included in the adjustments to reconcile the net income to net cash used in operating activities is depreciation and amortization of approximately $1,775,000 and loss on sale of investments of approximately $121,000.

Total expenses for the three and nine months ended December 31, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $868,795 and $788,962 and $2,733,175 and $2,545,194, respectively.

Accounts payable totaled $769,933 and $451,390 as of December 31, 2007 and March 31, 2007, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. In addition, there were no accounts payable from discontinued operations as of December 31, 2007 and March 31, 2007. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of December 31, 2007 and March 31, 2007 was $6,054,712 and $9,493,633, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. In addition, there were no accrued interest payable from discontinued operations, as of December 31, 2007 and March 31, 2007. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

At December 31, 2007, there is approximately $1,129,000 in the working capital reserves. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future not including fees owed to the General Partner.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $2,117,000 and $2,641,000 were accrued and unpaid as of December 31, 2007 and March 31, 2007, respectively. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. Tax Credits will be attached to the Property for a period of ten years, and will be transferable with the Property during the remainder of such ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining tax credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods are scheduled to expire, and have expired, at various times from December 31, 2005 through December 31, 2010 with respect to the Local Partnerships depending upon when the Credit Period commenced. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2014 with respect to the Properties depending upon when the Compliance Period commenced.

Critical Accounting Policies and Estimates
------------------------------------------

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows). Through December 31, 2007, the Partnership has not recorded any loss on impairment of assets.

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 31, 2007 and 2006 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 4).

Rental income increased approximately 3% for both the three and nine months ended December 31, 2007, as compared to the corresponding periods in 2006, primarily due to an increase in occupancy at four Local Partnerships and rental rate increases at several other Local Partnerships.

Other income increased approximately $55,000 and $39,000 for the three and nine months ended December 31, 2007, as compared to the corresponding periods in 2006, primarily due to higher cash balances being invested at the Partnership level due to the sale of property and a rental subsidy adjustment which was recorded as other income at one Local Partnership.

Total expenses, excluding repairs and maintenance and operating and other, remained fairly consistent, with increases of approximately 2% for both the three and nine months ended December 31, 2007, as compared to the corresponding periods in 2006, respectively.

Repairs and maintenance expenses increased approximately $70,000 and $107,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to increases in maintenance contracts including plumbing, elevator maintenance, gardening service, electric repairs and security at one Local Partnership, an increase in painting and decorating, monitoring and protection service and hardware supplies at a second Local Partnership and an increase in plumbing and other repairs at a third Local Partnership.

Operating and other expenses increased approximately $26,000 for the three months ended December 31, 2007 as compared to the corresponding period in 2006, primarily due to the timing of the payment of invoices.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.11% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. There are no material changes to such disclosure amounts as of December 31, 2007.

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



                      INDEPENDENCE TAX CREDIT PLUS L.P. IV
                      ------------------------------------
                                  (Registrant)



                                   By: RELATED INDEPENDENCE L.L.C.,
                                       a General Partner



 Date: February 5, 2008
       ----------------
                                       By: /s/ Robert L. Levy
                                           ------------------
                                           Robert L. Levy
                                           Chief Financial Officer



 Date: February 5, 2008
       ----------------
                                       By: /s/ Andrew J. Weil
                                           ------------------
                                           Andrew J. Weil
                                           President and Chief Executive Officer