Form 10-K
period 2008-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2008-06-24
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17015

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Exact name of registrant as specified in its charter)

Delaware	13-3809869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests and Beneficial Assignment Certificates

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [  ]  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [  ]   No   ☒

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2007 was $11,964,000, based on Limited Partner equity as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.  Business

General

Independence Tax Credit Plus L.P. IV (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on February 22, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”).  Centerline Holding Company (“Centerline”) (formerly known as CharterMac), is the parent of Centerline Manager LLC (formerly known as RCC Manager LLC), the managing member of the General Partner.

On July 6, 1995, the Partnership commenced a public offering (the “Offering”) of Beneficial Assignment Certificates (“BACs”) representing assignments of limited partnership interests in the Partnership (“Limited Partnership Interests”), managed by Related Equities Corporation (the “Dealer Manager”), pursuant to a prospectus dated July 6, 1995 (the “Prospectus”).

The Partnership has received $45,844,000 of aggregate purchase price of BACs excluding selling commissions, discounts or organization and offering expenses (“Gross Proceeds”) of the Offering from 2,759 investors (“BACs holders”). The solicitation for the subscription of BACs was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996.

The Partnership’s business is primarily to invest in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit.  The Partnership had originally acquired interests in fourteen Local Partnerships.  The Partnership’s investments in Local Partnerships represent from 98.99% to 99.89% interests except for one investment which is a 58.12% interest.  As of March 31, 2008, the Partnership has invested approximately $37,555,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement and not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships of which approximately $973,000 remains to be paid to the Local Partnerships (including approximately $434,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not intend to acquire interests in additional Local Partnerships, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.  See Item 2, Properties, below.

The Partnership is currently in the process of disposing all of its investments.  As of March 31, 2008, the property and the related assets and liabilities of one Local Partnership were sold.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

The investment objectives of the Partnership are described below:

1.
Entitle qualified BACs holders to Tax Credits over the period of the Partnership’s entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the “Credit Period”) with respect to each Apartment Complex.

2.	Preserve and protect the Partnership’s capital.

3.	Participate in any capital appreciation in the value of the Properties and provide distributions of Sale or Refinancing Proceeds upon the disposition of the Properties.

4.
Allocate passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocate passive losses to corporate BACs holders to offset business income.

One of the Partnership’s investment objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.  Due to increased market demand for investments in properties that were eligible to receive Tax Credits at the time the Partnership was investing its capital and limitations on the types of investments which were able to be obtained by the Partnership, the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership increased. As a result of these changes, management was not able to invest the proceeds available for investment in a manner which enables the Partnership to achieve Tax Credits in the originally anticipated range of $140-150 for each $1,000 BAC each year in which the Partnership has been receiving its full entitlement of Tax Credits.  The anticipated tax credits for 2008, 2009 and 2010 are $3,372,042, $378,555 and $0, respectively.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  Through March 31, 2008, the Partnership has determined no loss on impairment of assets or reduction to estimated fair value is necessary.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Tax Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

Sale of Property

On September 5, 2007, the property and the related assets and liabilities of Westminster Park Plaza, a California L.P. (“Westminster”) were sold to an affiliate of the general partner of the Local Partnership (each, a “Local General Partner”) for a sales price of $14,070,228.  The Partnership received $2,513,602 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $11,557,000.  The sale resulted in a gain of approximately $5,032,000 resulting from the write-off of the deficit basis in the property at the date of sale.  Subsequently, the Partnership received a liquidating distribution of $303,289 in May 2008.

Segments

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

Employees

The Partnership does not have any direct employees. All services are performed for the Partnership by the General Partner and its affiliates. The General Partner receives compensation in the connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).

Item 1A.  Risk Factors

The Partnership’s investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership’s investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults, and by increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership’s Apartment Complex.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties

Except for its interest in New Zion Apartments, L.P. (“New Zion”), the Partnership’s investment in each of the remaining thirteen Local Partnerships represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership’s investment in New Zion represents 58.12% of the partnership interest in the subsidiary partnership (the other 41.86% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the Local General Partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships in which it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties may be found in Item 15. Schedule III.

Local Partnership Schedule

Name and Location (Number of Units)	Date Acquired	Percentage of Units Occupied at May 1,
		2008	2007	2006	2005	2004

BX-8A Team Associates, L.P. Bronx, NY (41)	October 1995	98%	98%	100%	100%	98%
Westminster Park Plaza (a California Limited Partnership) Los Angeles, CA (130)	June 1996	(a)	94%	91%	94%	98%
Fawcett Street Limited Partnership Tacoma, WA (60)	June 1996	98%	93%	97%	100%	97%
Figueroa Senior Housing Limited Partnership Los Angeles, CA (66)	November 1996	98%	91%	97%	97%	98%
NNPHI Senior Housing Limited Partnership Los Angeles, CA (75)	December 1996	100%	100%	100%	100%	97%
Belmont/McBride Apartments Limited Partnership Paterson, NJ (42)	January 1997	98%	100%	98%	95%	100%
Sojourner Douglass, L.P. Paterson, NJ (20)	February 1997	100%	100%	100%	100%	100%
New Zion ApartmentsLimited Partnership Shreveport, LA (100)	October 1997	99%	100%	100%	94%	96%
Bakery Village Urban Renewal Associates, L.P. Montclair, NJ (125)	December 1997	97%	97%	98%	98%	98%
Marlton Housing Partnership, L.P. (a Pennsylvania limited partnership) Philadelphia, PA (25)	May 1998	80%	84%	100%	96%	96%
GP Kaneohe Limited Partnership Kaneohe, HI (44)	July 1999	100%	100%	96%	100%	100%
KSD Village Apartments, Phase II, Ltd. Danville, KY (16)	July 1999	88%	94%	100%	94%	100%
Kanisa Apartments, Ltd. Fayette County, KY (59)	October 1999	73%	78%	86%	92%	86%
Guymon Housing Partners, L.P. Guymon, OK (92)	December 1999	99%	91%	95%	96%	96%

(a)  The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008.

Leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the total rentable square footage in any single Apartment Complex.

Management continuously reviews the physical state of the properties and suggests to the Local General Partners budget improvements which are generally funded from cash flow from operations or release of replacement reserve escrows.

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Stockholders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

As of March 31, 2008, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in “publicly traded partnerships.”  Accordingly, the General Partner has imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of May 28, 2008, the Partnership has approximately 2,531 registered holders of an aggregate of 45,844 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

The Partnership has made no distributions to the BACs holders as of March 31, 2008.  There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.  However, the Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Transfer Procedures
The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or limited partnership interests.  Such requests may occur in connection with tender offers for the Partnership’s units.  Such requests implicate the Partnership’s policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership’s advantageous tax status.

In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service (“IRS”) regulations to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.  The 5% safe harbor, however, expired and is no longer available as of December 31, 2005.  Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

A brief summary of certain of the Partnership’s key policies, practices and requirements with respect to transfers and tender offers is as follows:

•	No transfer (whether for substitution, assignment or otherwise) is effective or binding on the Partnership unless and until it is approved by the General Partner.

•
No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership’s own transfer documentation.  The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

•
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

•
It order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership’s remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above.  At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

•	The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

The foregoing is solely a summary of the Partnership’s policies, requirements and practices with respect to transfers and tender offers.  More complete information, including a copy of the Partnership’s transfer documentation package, may be obtained from the Partnership.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

	Years Ended March 31,
OPERATIONS	2008	2007*	2006*	2005*	2004*

Revenues	$5,220,795	$5,082,004	$4,954,860	$4,777,877	$4,730,379
Operating expenses	(8,136,336)	(7,894,365)	(7,827,397)	(7,791,320)	(7,605,165)
Loss from operations before minority interest	(2,915,541)	(2,812,361)	(2,872,537)	(3,013,443)	(2,874,786)
Minority interest in loss of subsidiary partnerships from operations	7,894	16,845	14,225	29,336	26,201
Income (loss) from discontinued operations including gain on sale and minority interest (Note 13)	$5,203,850	$(207,673)	$(187,864)	$(252,603)	$(212,689)
Net income (loss)	2,296,203	(3,003,189)	(3,046,176)	(3,236,710)	(3,061,274)
Net income (loss) – limited partners	2,273,241	(2,973,157)	(3,015,714)	(3,204,343)	(3,030,662)
Loss from operations per BAC	(62.79)	(60.37)	(61.72)	(64.45)	(61.52)
Income (loss) from discontinued operations per BAC	112.38	(4.48)	(4.06)	(5.45)	(4.59)
Net income (loss) per BAC	$49.59	$(64.85)	$(65.78)	$(69.90)	$(66.11)

	March 31,
FINANCIAL POSITION	2008	2007	2006	2005	2004

Total assets	$55,852,903	$66,020,451	$68,494,315	$71,011,719	$73,413,762

Total liabilities	$38,831,764	$50,914,576	$50,352,846	$49,809,849	$48,933,879

Minority interest	$1,456,791	$1,837,730	$1,870,135	$1,884,360	$1,925,663

Total partners’ capital	$15,564,348	$13,268,145	$16,271,334	$19,317,510	$22,554,220
*Reclassified for comparative purposes.

At March 31, 2008, total assets decreased approximately $10,168,000 due to the sale of a Local Partnership as well as depreciation and amortization offset by an increase in cash and cash equivalents.  At March 31, 2007, total assets decreased approximately $2,474,000 due to depreciation and amortization and a reduction in cash and cash equivalents offset by an increase in cash held in escrow.  At March 31, 2006, 2005 and 2004, total assets decreased approximately $2,571,000, $2,477,000 and $2,369,000, respectively, due to depreciation and amortization and a reduction in cash and cash equivalents.

At March 31, 2008, property and equipment decreased approximately $11,191,000 due to the sale of a Local Partnership as well as depreciation expense.  At March 31, 2007, 2006, 2005 and 2004, property and equipment decreased approximately $2,456,000, $2,296,000, $2,353,000 and $2,358,000, respectively, primarily due to depreciation expense.

At March 31, 2008, mortgage notes decreased approximately $7,793,000 due to the sale of a Local Partnership.  At March 31, 2007, 2006, 2005 and 2004, mortgage notes decreased approximately $498,000, $549,000, $214,000 and $89,000, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the contribution agreement and not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships, of which approximately $973,000 remains to be paid to the Local Partnerships (including approximately $434,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. During the year ended March 31, 2008, approximately $66,000 was paid to Local Partnerships.  The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no such adjustments made during the year ended March 31, 2008.

The Partnership is currently in the process of disposing all of its investments.  As of March 31, 2008, the property and the related assets and liabilities of one Local Partnership were sold.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds, although minimal (other than possible sales proceeds and sales distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the year ended March 31, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $2,514,000 and $16,000, respectively.  Additionally, during the year ended March 31, 2008 and 2007, the Partnership received approximately $2,514,000 and $0, respectively, of distributions from the sale of investments.

For the year ended March 31, 2008, cash and cash equivalents of the Partnership and its fourteen consolidated Local Partnerships increased approximately $1,292,000 due to proceeds from sale of property of approximately $14,070,000, a decrease of cash held in escrow of approximately $330,000, disposals of property and equipment of approximately $71,000, an increase in due to local general partners and affiliates of approximately $148,000 and an increase in due to selling partners of approximately $67,000, which exceeded net cash used in operating activities of approximately $5,668,000, repayments of mortgage notes of approximately $7,576,000, costs related to sale of property of approximately $120,000 and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately $29,000.  Included in the adjustments to reconcile the net income to net cash used in operating activities is depreciation and amortization of approximately $2,360,000 and gain on sale of property of approximately $5,032,000.

Total expenses for the years ended March 31, 2008, 2007 and 2006 excluding depreciation and amortization, interest and general and administrative – related parties, totaled $3,758,897, $3,427,286 and $3,282,994, respectively.

Accounts payable totaled $434,095 and $451,390 as of March 31, 2008 and 2007, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  In addition, accounts payable from discontinued operations as of March 31, 2008 and 2007 totaled $18 and $0, respectively.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of March 31, 2008 and 2007 was $6,010,799 and $9,493,633, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  In addition, there was no accrued interest payable from discontinued operations, as of March 31, 2008 and 2007.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

At March 31, 2008, there is approximately $1,123,000 in working capital reserves.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of both March 31, 2008 and 2007, the gross amount of the Operating Deficit Guarantees aggregate approximately $123,000 and $159,000, respectively.  As of both March 31, 2008 and 2007, approximately $36,000 and $0, respectively, has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,170,000 and $2,641,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.  Tax Credits will be attached to a Property for a period of ten years, and will be transferable with such Property during the remainder of such ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining tax credits would transfer to the new owner, thereby adding value to the Property on the market.  However, such value declines each year and is not included in the financial statement carrying amount.  The Credit Periods are scheduled to expire, and have expired, at various times from December 31, 2005 through December 31, 2010 with respect to the Local Partnerships depending upon when the Credit Period commenced.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods expired with respect to the one Property that has been sold but will continue through December 31, 2014 with respect to the remaining Properties depending upon when the Compliance Period commenced.

Sale of Underlying Properties/Local Partnership Interests

For a discussion of the sale of the property in which the Partnership owns direct and indirect interests, see Note 10 in Item 8.

Discontinued Operations

The Partnership is currently in the process of disposing all of its investments.  The disposals meet the criteria established for recognition as a discontinued operation under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  SFAS No. 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity.  See Note 13 in Item 8 for a discussion of the sale of property.  As of March 31, 2008, there were no assets held for sale.

Tabular Disclosure of Contractual Obligations

The following table summarizes the Partnership’s commitments from operations as of March 31, 2008, to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$27,258,408	$453,694	$851,800	$845,240	$25,107,674

(a)
The mortgage loans are payable in aggregate monthly installments of approximately $101,000 including principal and interest with rates varying from 0% to 9.11% per annum and have maturity dates ranging from 2008 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships’ rents and leases, and are without further recourse.

The following table summarizes the Partnership’s commitments from discontinued operations as of March 31, 2008 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$216,891	$216,891	$0	$0	$0

(a)
Upon the sale of Westminster, the mortgage note to Community Redevelopment Agency of the City of Los Angeles (“CRA”) was paid off.  In accordance with the loan agreement, Westminster was required to pay CRA 50% of the net proceeds from the sale transaction, which amounted to $216,891.  As of December 31, 2007, this disposition fee of $216,891 remains due to CRA.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Critical Accounting Policies

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

Property and Equipment/Valuation of Long-Lived Assets

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the Properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

Through March 31, 2008, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

Revenue Recognition

Rental income is earned under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases.  Rental income is recognized when earned and charged to tenants’ accounts receivable if not received by the due date.  Rental payments received in advance of the due date are deferred until earned.  Rental subsidies are recognized as rental income during the month in which it is earned.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$155,884	$90,805	$65,089
Other	142,602	173,146	131,575
Total other revenue	$298,486	$263,951	$196,664
* Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$4,827	$7,510	$3,650
Other	62,146	64,451	68,332
Total other revenue	$66,973	$71,961	$71,982
* Reclassified for comparative purposes.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement are not expected to have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities.  The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement are not expected to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

Results of Operations

The majority of the Local Partnerships’ income continues to be in the form of rental income, with the corresponding expenses being divided among operations, depreciation and mortgage interest.  The following is a summary of the results of operations of the Partnership for the years ended March 31, 2008, 2007 and 2006, respectively, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 8, Note 13).

The net income (loss) for the years ended March 31, 2008, 2007 and 2006 totaled $2,296,203, $(3,003,189) and $(3,046,176), respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced.  Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years.  The Partnership generated $4,297,059, $5,058,701 and $5,292,899 of Tax Credits during each of the 2007, 2006 and 2005 tax years, respectively.

2008 vs. 2007

Rental income increased approximately 2% for the year ended March 31, 2008 as compared to the corresponding period ended March 31, 2007, primarily due to rental rate increases at two Local Partnerships, HUD approved increases at a third and fourth Local Partnership and an increase in occupancy at a fifth Local Partnership.

Other income increased approximately $35,000 for the year ended March 31, 2008 as compared to the corresponding period in 2007, primarily due to an increase in interest income earned on sale proceeds being invested at the Partnership level.

Total expenses, excluding general and administrative, repairs and maintenance, and taxes, decreased less than 1% for the year ended March 31, 2008 as compared to the corresponding period ended March 31, 2007.

General and administrative expenses increased approximately $173,000 for the year ended March 31, 2008 as compared to the corresponding period in 2007, primarily due to an increase in accounting fees at the Partnership level, an increase in management fees at one Local Partnership, an increase in incentive developer fees at a second Local Partnership, an increase in bad debts and salaries related to maintenance and security at a third Local Partnership and an increase in bookkeeping, legal and security expenses at a fourth Local Partnership.

Repairs and maintenance increased approximately $96,000 for the year ended March 31, 2008 as compared to the corresponding period in 2007, primarily due to an increase in painting, decorating, hardware supplies and security costs at one Local Partnership, an increase in window and roof repairs, painting, caulking and repair contracts at a second Local Partnership, and an increase in replacement of fixtures, repairs payroll and supplies at a third Local Partnership.

Taxes increased approximately $15,000 for the year ended March 31, 2008 as compared to the corresponding period ended March 31, 2007 due to a refund received in the prior year by two Local Partnerships.

2007 vs. 2006

Rental income increased less than 1% for the year ended March 31, 2007 as compared to the corresponding period ended March 31, 2006, primarily due to rental rate increases at several Local Partnerships as well as a decrease in vacancies at one Local Partnership offset by an increase in vacancies at three additional Local Partnerships.

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

Repairs and maintenance increased approximately $136,000 for the year ended March 31, 2007 as compared to the corresponding period ended March 31, 2006 due to increases in painting and decorating, maintenance payroll and security at one Local Partnership, an increase in repairs due to a HUD inspection at a second Local Partnership and increases in roofing and stucco repairs at a third Local Partnership.

Taxes decreased approximately $27,000 for the year ended March 31, 2007 as compared to the corresponding period ended March 31, 2006 due to a refund received and a reversal of accruals in 2006 at one Local Partnership and a refund received at a second Local Partnership.

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

The Partnership’s investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership’s investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults and by increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership’s Apartment Complex.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.  However, continued inflation may result in appreciated values of the Local Partnership’s apartment complexes over a period of time as rental revenues and replacement costs continue to increase.

The Partnership does not have any other market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	14

	Consolidated Balance Sheets at March 31, 2008 and 2007	39

	Consolidated Statements of Operations for the years ended March 31, 2008, 2007 and 2006	40

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the years ended March 31, 2008, 2007 and 2006	41

	Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006	42

	Notes to Consolidated Financial Statements	43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Independence Tax Credit Plus L.P. IV and Subsidiaries

We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries (a Delaware limited partnership) as of  March 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the three-year period ended March 31, 2008.  These consolidated financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the consolidated financial statements of twelve subsidiary partnerships, whose income aggregated $3,056,395 for the year ended March 31, 2008 and whose assets constituted 63% of consolidated assets at March 31, 2008.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years ended in the three-year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP

New York, New York
June 24, 2008

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
BX 8A Team Associates, L.P.

We have audited the accompanying balance sheet of BX 8A Team Associates, LP, for the year ended December 31, 2007, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX 8A Team Associates, LP, as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Atlanta, Georgia
May 20, 2008

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS’ REPORT

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX 8A Team Associates, L.P. as of December 31, 2006, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 14 to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these opinion matters are also described in Note 14.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Reznick Group, P.C.
Atlanta, Georgia
May 7, 2007

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Westminster Park Plaza, L.P.

We have audited the accompanying balance sheet of Westminster Park Plaza, L.P. (the Partnership) as of September 30, 2007, and the related statements of operations, change in partners’ equity (deficit) and cash flows for the period from January 1, 2007 through September 30, 2007.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Park Plaza, L.P. as of September 30, 2007, and the results of its operations, the changes in partners’ equity (deficit), and its cash flows for the period from January 1, 2007 through September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP
Sacramento, California
May 5, 2008

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Westminster Park Plaza, L.P.

We have audited the accompanying balance sheet of Westminster Park Plaza, L.P. as of December 31, 2006, and the related statement of operations, changes in partners’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Park Plaza, L.P. as of December 31, 2006 and the results of its operations, the changes in partners’ deficit, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP
Sacramento, California
April 13, 2007

[LETTERHEAD OF MCDANIEL & HALLSTROM, CPA’s]

To the Partners
FAWCETT STREET LIMITED PARTNERSHIP
Tacoma, Washington

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2007 and 2006, and the related statements of operations, partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McDaniel & Hallstrom, CPA's
Belfair, Washington
February 27, 2008

[LETTERHEAD OF MCDANIEL & HALLSTROM, CPA’s]

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
Figueroa Senior Housing Limited Partnership
Los Angeles, California

I have audited the balance sheet of Figueroa Senior Housing Limited Partnership at December 31, 2007, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended.  These financial statements are the responsibility of Figueroa Senior Housing Limited Partnership's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board, used in the United States of America.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership at December 31, 2007 and the results of its operations for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the effectiveness of Figueroa Senior Housing Limited Partnership’s internal control over financial reporting as of December 31, 2007, based on Public Company Accounting Oversight Board Standards and my report dated February 8, 2008, expressed a disclaimer of a opinion.

/s/ Clifford Benn, CPA
February 8, 2008
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

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

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
January 25, 2007
Carson, California

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
NNPHI Senior Housing, L.P.
Los Angeles, California

I have audited the balance sheet of NNPHI Senior Housing, L.P. at December 31, 2007, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended.  These financial statements are the responsibility of NNPHI Senior Housing, L.P.'s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board used in the United States of America.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing, L.P. at December 31, 2007, and the results of its operations for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the effectiveness of NNPHI Senior Housing, L.P.’s internal control over financial reporting as of December 31, 2007, based on Public Company Accounting Oversight Board Standards and my report dated February 22, 2008, expressed a disclaimer of a opinion.

/s/ Clifford Benn, CPA
February 22, 2008
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

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing, L.P. at December 31, 2006, and the results of its operations for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford Benn, CPA
January 25, 2007
Carson, California

[Letterhead of Favors Rettig, CPA’s, P.S.]

INDEPENDENT AUDITOR’S REPORT

To the Partners
Belmont/McBride Apartments Urban Renewal Associates, L.P.

We have audited the accompanying balance sheets of Belmont/McBride Apartments Urban Renewal Associates, L.P. as of December 31, 2007 and 2006, and the related statements of operations, partners’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the entity’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belmont/McBride Apartments Urban Renewal Associates, L.P. as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Favors Rettig, CPA’s, P.S.
Fircrest, Washington
February 25, 2008

[Letterhead of Favors Rettig, CPA’s, P.S.]

INDEPENDENT AUDITOR’S REPORT

To the Partners
Belmont/McBride Apartments Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Belmont/McBride Apartments Urban Renewal Associates, L.P. as of December 31, 2006, and the related statements of operations, partners’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the entity’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Belmont/McBride Apartments Urban Renewal Associates, L.P. as of December 31, 2005, were audited by other auditors whose report dated January 13, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belmont/McBride Apartments Urban Renewal Associates, L.P. as of December 31, 2006, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Favors Rettig, CPA’s, P.S.
Fircrest, Washington
February 16, 2007

[Letterhead of KOCH GROUP & COMPANY, LLP]

Independent Auditor's Report

To the Partners
Sojourner Douglas Urban Renewal Partnership, L.P.

We have audited the accompanying balance sheets of Sojourner Douglas Urban Renewal Partnership, L.P. (A Limited Partnership) as of December 31, 2007 and 2006 and the related statements of operations, changes in partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sojourner Douglas Urban Renewal Partnership, L.P. (A Limited Partnership) as of December 31, 2007 and 2006 and the results of its operations, changes in its partners’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KOCH GROUP & COMPANY, LLP
New York, New York
April 14, 2008

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Sojourner Douglas Urban Renewal Partnership, L.P. (A Limited Partnership) as of December 31, 2006 and 2005 and the results of its operations, changes in its partners’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KOCH GROUP & COMPANY, LLP
New York, New York
January 26, 2007

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
New Zion Apartments Limited Partnership

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, as of December 31, 2007, and the related statements of income, partners' equity (deficit) and cash flow for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership at December 31, 2007, and the results of its operations, changes in partners’ equity (deficit), and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report, dated April 10, 2008 on our consideration of New Zion Apartments Limited Partnership's internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated April 10, 2008 on New Zion Apartments Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplemental information on pages 22 through 35 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Baltimore, Maryland
April 10, 2008

Lead Auditor:  Mary E. Norwood, CPA

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

We conducted our audit in accordance with generally accepted standards as established by the Auditing Standards Board (United States), the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership at December 31, 2006, and the results of its operations, changes in capital, and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated February 9, 2007 on our consideration of New Zion Apartments Limited Partnership's internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated February 19, 2007, on New Zion Apartments Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

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

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2007, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2007, and the results of its operations, changes in its partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP, P.C.
Baltimore, Maryland
April 1, 2008

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2006, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2006, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP, P.C.
Baltimore, Maryland
April 11, 2007

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Marlton Housing Partnership, L.P.

We have audited the accompanying balance sheet of Marlton Housing Partnership, L.P. as of December 31, 2007, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlton Housing Partnership, L.P. as of December 31, 2007, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental information on pages 18 and 19 is presented for the purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ REZNICK GROUP
Baltimore, Maryland
March 25, 2008

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Marlton Housing Partnership, L.P.

We have audited the accompanying balance sheet of Marlton Housing Partnership, L.P. as of December 31, 2006, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlton Housing Partnership, L.P. as of December 31, 2006, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP
Baltimore, Maryland
March 28, 2007

[LETTERHEAD OF FAVORS & ASSOCIATES, CPA's, P.S.]

INDEPENDENT AUDITORS' REPORT

To the Partners
GP Kaneohe Limited Partnership

We have audited the accompanying balance sheets of GP Kaneohe Limited Partnership as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the entity's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GP Kaneohe Limited Partnership as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Favors & Associates, CPA's, P.S.
Fircrest, Washington
February 11, 2008

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GP Kaneohe Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Favors & Associates, CPA's, P.S.
Fircrest, Washington
February 16, 2007

[LETTERHEAD OF HANKINS & COMPANY]

Independent Auditors’ Report

Partners
Guymon Housing Partners
Limited Partnership
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Guymon Housing Partners Limited Partnership as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guymon Housing Partners Limited Partnership as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hankins & Company
Fort Smith, Arkansas
February 27, 2008

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

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guymon Housing Partners Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hankins & Company
February 26, 2007
Fort Smith, Arkansas

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007

ASSETS

Operating assets:
Property and equipment, at cost, less accumulated depreciation (Notes 2, 4 and 7)	$49,023,752	$59,929,615
Cash and cash equivalents (Notes 2, 3 and 12)	2,231,576	1,375,669
Cash held in escrow (Notes 2, 3 and 5)	2,816,310	3,400,368
Deferred costs - less accumulated amortization (Notes 2 and 6)	409,498	486,343
Due from local general partners and affiliates (Note 8)	299,985	231,589
Other assets	517,343	596,867

Total operating assets	55,298,464	66,020,451

Assets of discontinued operations (Note 13):
Net assets held for sale	554,439	0
Total discontinued assets	554,439	0

Total assets	$55,852,903	$66,020,451

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating liabilities:
Mortgage notes payable (Notes 3 and 7)	$27,258,408	$35,051,752
Accounts payable and other liabilities	434,095	451,390
Accrued interest payable	6,010,799	9,493,633
Security deposit payable	330,190	415,159
Due to local general partners and affiliates (Note 8)	1,823,782	1,775,063
Due to general partners and affiliates (Note 8)	2,757,581	3,727,579

Total operating liabilities	38,614,855	50,914,576

Liabilities of discontinued operations (Note 13):
Mortgage notes payable of assets held for sale (Note 7)	216,891	0
Net liabilities held for sale (including minority interest)	18	0
Total discontinued liabilities	216,909	0

Total liabilities	38,831,764	50,914,576

Minority interests (Note 2)	1,456,791	1,837,730

Commitments and contingencies (Notes 8 and 12)

Partners’ capital (deficit):
Limited partners (100,000 BACs authorized; 45,844 issued and outstanding) (Note 1)	15,816,240	13,542,999
General partners	(251,892)	(274,854)

Total partners’ capital (deficit)	15,564,348	13,268,145

Total liabilities and partners’ capital (deficit)	$55,852,903	$66,020,451

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007*	2006*

Operations:
Revenues
Rental income	$4,922,309	$4,818,053	$4,758,196
Other (Note 2)	298,486	263,951	196,664
Total revenues	5,220,795	5,082,004	4,954,860
Expenses
General and administrative	1,406,055	1,232,751	1,235,503
General and administrative-related parties (Note 8)	718,813	721,541	826,965
Repairs and maintenance	1,013,600	917,221	781,158
Operating and other	878,675	849,133	796,939
Real estate taxes	128,407	113,620	140,171
Insurance	332,160	314,561	329,223
Financial, primarily interest	1,439,423	1,456,212	1,506,448
Depreciation and amortization	2,219,203	2,289,326	2,210,990
Total expenses	8,136,336	7,894,365	7,827,397
Loss from continuing operations before minority interest	(2,915,541)	(2,812,361)	(2,872,537)
Minority interest in loss of subsidiaries from operations	7,894	16,845	14,225
Loss from continuing operations	(2,907,647)	(2,795,516)	(2,858,312)
Discontinued operations:
Income (loss) from discontinued operations (including minority interest and gain on sale of property) (Note 13)	5,203,850	(207,673)	(187,864)
Net income (loss)	$2,296,203	$(3,003,189)	$(3,046,176)
Loss from operations – limited partners	$(2,878,571)	$(2,767,561)	$(2,829,729)
Income (loss) from discontinued operations (including minority interest and gain on sale of property) – limited partners	5,151,812	(205,596)	(185,985)
Net income (loss) – limited partners	$2,273,241	$(2,973,157)	$(3,015,714)
Number of BACs outstanding	45,844	45,844	45,844
Loss from operations per BAC	$(62.79)	$(60.37)	$(61.72)
Income (loss) from discontinued operations (including minority interest and gain on sale of properties) per BAC	112.38	(4.48)	(4.06)
Income (loss) per BAC	$49.59	$(64.85)	$(65.78)

* Reclassified for comparative purposes. The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
YEARS ENDED MARCH 31, 2008, 2007 and 2006

	Total	Limited Partners	General Partners

Partners’ capital (deficit) –April 1, 2005	$19,317,510	$19,531,870	$(214,360)
Net loss	(3,046,176)	(3,015,714)	(30,462)
Partners’ capital (deficit) – March 31, 2006	16,271,334	16,516,156	(244,822)
Net loss	(3,003,189)	(2,973,157)	(30,032)
Partners’ capital (deficit) – March 31, 2007	13,268,145	13,542,999	(274,854)
Net income	2,296,203	2,273,241	22,962
Partner’s capital (deficit) – March 31, 2008	$15,564,348	$15,816,240	$(251,892)

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$2,296,203	$(3,003,189)	$(3,046,176)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,359,711	2,511,355	2,433,019
Gain on sale of property	(5,032,150)	0	0
Minority interest in loss of subsidiary partnerships	(351,547)	(16,845)	(14,225)
Decrease (increase) in cash held in escrow	186,381	(59,537)	71,578
Decrease (increase) in other assets	40,951	(56,171)	(28,780)
(Decrease) increase in accounts payable and other liabilities	(398,375)	684,423	600,203
Decrease in accrued interest payable	(3,482,834)	0	0
Decrease in security deposit payable	(84,924)	0	0
Increase in due to local general partners and affiliates	63,483	25,291	269
Decrease in due to local general partners and affiliates	(162,531)	(16,984)	(58,753)
Increase in due from local general partners	(132,310)	0	0
(Decrease) increase in due to general partner and affiliates	(969,998)	466,147	581,844
Total adjustments	(7,964,143)	3,537,679	3,585,155

Net cash (used in) provided by operating activities	(5,667,940)	534,490	538,979

Cash flows from investing activities:
Disposal (acquisition) of property and equipment	70,867	70,029	(82,448)
Decrease (increase) in cash held in escrow	329,548	(109,401)	227
Proceeds from sale of property	14,070,228	0	0
Costs relating to sale of property	(119,597)	6	0
Increase (decrease) in due to local general partners and affiliates	147,767	(98,966)	31,938
Decrease (increase) in due from local general partners and affiliates	0	19,357	(54,000)
Increase in due to selling partners	67,404	0	0

Net cash provided by (used in) investing activities	14,566,217	(118,981)	(168,159)

Cash flows from financing activities:
Repayments of mortgage notes	(7,576,453)	(498,181)	(548,628)
Increase in deferred costs	0	(12,222)	0
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(29,392)	(15,560)	0

Net cash used in financing activities	(7,605,845)	(525,963)	(548,628)

Net increase (decrease) in cash and cash equivalents	1,292,432	(110,454)	(177,808)
Cash and cash equivalents at beginning of year	1,375,669	1,486,123	1,663,931
Cash and cash equivalents at end of year*	$2,668,101	1,375,669	$1,486,123

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$5,284,742	$1,187,823	$1,391,100
Summarized below are the components of the gain on sale of property:
Proceeds from sale of investment – net	$(13,950,631)	$0	$0
Decrease in property and equipment, net of accumulated depreciation	8,552,130	0	0
Decrease in cash held in escrow	68,129	0	0
Increase in other assets	(15,427)	0	0
Increase in accounts payable and other liabilities	381,098	0	0
Decrease in security deposit payable	(45)	0	0
Decrease in due to selling partners	(67,404)	0	0

*   Cash and cash equivalents at end of period includes cash and cash equivalents from discontinued operations of $436,525, $0 and $0, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 and 2006

NOTE 1 - General

Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) (the “Partnership”) was organized on February 22, 1995 and commenced a public offering on July 6, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”).  Centerline Holding Company (“Centerline”) is the parent of Centerline Manager LLC (formerly known as RCC Manager LLC).

The Partnership’s business is primarily to invest in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit.  Qualified Beneficial Assignment Certificates (“BACs”) holders are entitled to Tax Credits over the period of the Partnership’s entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the “Credit Period”) with respect to each Apartment Complex.

The Partnership had originally acquired limited partnership interests in fourteen subsidiary partnerships, all of which have been consolidated. The Partnership does not anticipate acquiring limited partnership interests in additional subsidiary partnerships. The Partnership’s investments in Local Partnerships represent from 98.99% to 99.89% interests, except for one investment which is a 58.12% interest.

The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates (“BACs”) which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. The solicitation for the subscription of BACs was terminated as of May 22, 1996 and the final closing occurred on August 15, 1996. The Partnership had raised a total of $45,844,000 representing 45,844 BACs.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial reporting purposes, the Partnership’s fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership’s fiscal year ends March 31 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles (“GAAP”).

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and its subsidiary partnerships for the years ended March 31, 2008, 2007 and 2006, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships (the “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of the consolidated subsidiaries attributable to minority interests arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests’ investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0, $11,000 and $10,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

d)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using estimated future discounted net cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 and 2006

In accordance with SFAS No. 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations.  Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale.  A gain or loss recognized on the disposal is disclosed in the notes to the financial statements.  Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes.  Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.  See Note 13 regarding discontinued operations.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2008.

Through March 31, 2008, the Partnership has determined no loss on impairment of assets or reductions to estimated fair value is necessary.

e)  Revenue Recognition

Rental income is earned under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases.  Rental income is recognized when earned and charged to tenants’ accounts receivable if not received by the due date.  Rental payments received in advance of the due date are deferred until earned.  Rental subsidies are recognized as rental income during the month in which it is earned.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$155,884	$90,805	$65,089
Other	142,602	173,146	131,575

Total other revenue	$298,486	$263,951	$196,664
* Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$4,827	$7,510	$3,650
Other	62,146	64,451	68,332
Total other revenue	$66,973	$71,961	$71,982
* Reclassified for comparative purposes.

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

In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service (“IRS”) regulations to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.  The 5% safe harbor, however, expired and is no longer available as of December 31, 2005.  Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 and 2006

g)  Mortgage Financing and Offering Costs

Costs incurred in connection with obtaining permanent mortgage financing are capitalized and amortized over the lives of the related mortgage notes. Costs incurred to sell BACs, including brokerage fees and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners’ capital.

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

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Cash Held in Escrow and Accounts Payable and Other Liabilities
The carrying amount approximates fair value due to the short-term maturity of the instruments.

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership’s mortgage notes payable from operating liabilities are as follows:

	March 31, 2008		March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable for which it is:
Practicable to estimate fair value	$14,584,750	$17,456,584	$26,267,763	$27,213,707
Not practicable	$12,673,658	(a)	$8,783,989	(a)

The estimated fair values of the Partnership’s mortgage notes payable from discontinued liabilities are as follows:

	March 31, 2008		March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable for which it is:
Practicable to estimate fair value	$0	$0	$0	$0
Not practicable	$216,891	(a)	$0	(a)

Upon the sale of Westminster, the mortgage note to Community Redevelopment Agency of the City of Los Angeles (“CRA”) was paid off.  In accordance with the loan agreement, Westminster was required to pay CRA 50% of the net proceeds from the sale transaction, which amounted to $216,891.  As of December 31, 2007, this disposition fee of $216,891 remains due to CRA.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 and 2006

(a)
Management believes it is not practicable to estimate the fair value of certain mortgage notes payable because mortgage programs with similar characteristics are not currently available to each of the subsidiary partnerships.

The carrying amount of other assets and liabilities reported on the consolidated balance sheets that require such disclosure approximates fair value.

Due to General Partner and Affiliates and Due to Local General Partners and Affiliates
Management believes it is not practical to estimate the fair value of due to general partner and affiliates and due to Local General Partners and affiliates because market information on such unique obligations are not currently available.

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives from operating assets are as follows:

	March 31,		Estimated Useful Lives (Years)
	2008	2007

Land	$2,015,069	$3,307,496
Building and improvements	67,252,682	76,880,650	27.5
Furniture and fixtures	942,976	1,213,232	5 – 7

	70,210,727	81,401,378
Less: Accumulated depreciation	(21,186,975)	(21,471,763)

	$49,023,752	$59,929,615

Included in property and equipment at March 31, 2008 and 2007, was $2,750,640 of acquisition fees paid to the General Partner and $708,031 of third party acquisition expenses. In addition, as of March 31, 2008 and 2007, building and improvements includes $343,161 of capitalized interest. No interest was capitalized during the years ended March 31, 2008, 2007 and 2006.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer’s fees of $4,235,495 to the Local General Partners and affiliates as of both March 31, 2008 and 2007.  Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2008, 2007 and 2006 amounted to $2,174,323, $2,165,817 and $2,158,217, respectively.

During the year ended March 31, 2008, there was a write-off of accumulated depreciation in the amount of $2,567,654, which was related to the discontinued assets.

Depreciation expense from discontinued operations for the years ended March 31, 2008, 2007 and 2006 amounted to $108,543, $219,746 and $219,746, respectively.

NOTE 5 - Cash Held in Escrow

Cash held in escrow from operating assets consists of the following:

	March 31,
	2008	2007

Purchase price payments*	$433,646	$499,573
Real estate taxes, insurance and other	877,823	975,067
Reserve for replacement	1,199,098	1,529,714
Tenant security deposits	305,743	396,014
	$2,816,310	$3,400,368
* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 and 2006

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

	March 31,
	2008	2007	Period

Financing costs	$1,006,807	$1,006,807	2 through 45 years
Other deferred costs	133,786	189,914
	1,140,593	1,196,721
Less: Accumulated amortization	(731,095)	(710,378)

	$409,498	$486,343

Amortization expense for the years ended March 31, 2008, 2007 and 2006 amounted to $44,880, $123,509 and $52,773, respectively.  During the years ended March 31, 2008 and 2007, deferred costs of $56,128 and $65,922 were written off due to the discontinued asset and a loan restructuring (see Note 7), respectively.  In addition, during the year ended March 31, 2008, $24,163 of accumulated amortization was written off due to the discontinued asset.

Amortization expense from discontinued operations for the years ended March 31, 2008, 2007 and 2006 amounted to $31,965, $2,283 and $2,283, respectively.

NOTE 7 - Mortgage Loans Payable

The mortgage loans from operations are payable in aggregate monthly installments of approximately $101,000 including principal and interest with rates varying from 0% to 9.11% per annum and have maturity dates ranging from 2008 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships’ rents and leases, and are without further recourse.

Annual principal payments on the permanent debt requirements for mortgage notes payable for each of the next five calendar years and thereafter are as follows:

Year Ending December 31,	Amount

2008	$453,694
2009	415,650
2010	436,150
2011	459,476
2012	385,764
Thereafter	25,107,674
$27,258,408

The mortgage agreements generally require monthly deposits to replacement reserves and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

Accrued interest payable amounted to approximately $6,011,000 and $9,494,000 as of March 31, 2008 and 2007, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  Accrued interest payable is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

The mortgage loan from discontinued operations of $216,891 as of March 31, 2008 represents a disposition fee payable upon the sale of Westminster.  See Note 3 for detailed discussion regarding this amount.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 and 2006

NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner, the Local General Partners and their respective affiliates receive their pro-rata share of profits, losses and tax credits.

A)  Guarantees

The Partnership had negotiated Operating Deficit Guaranty Agreements with the Local Partnerships whereby the Local General Partners of such Local Partnerships and/or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2008 and 2007, Operating Deficit Guarantees aggregate approximately $123,000 and $159,000, respectively.  As of March 31, 2008 and 2007, approximately $36,000 and $0, respectively, has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

B)  Related Party Expenses

Expenses incurred to related parties from operations for the years ended March 31, 2008, 2007 and 2006 were as follows:

	Years Ended March 31,
	2008	2007	2006

Partnership management fees (a)	$290,617	$337,120	$337,120
Expense reimbursements (b)	153,476	121,372	228,697
Local administrative fees (d)	76,000	63,000	76,000
Total general and administrative - General Partner	520,093	521,492	641,817
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (c)	198,720	200,049	185,148
Total general and administrative-related parties	$718,813	$721,541	$826,965

(a)     The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner. Partnership management fees owed to the General Partner amounting to approximately $2,170,000 and $2,641,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively.

(b)     The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.

(c)     Property management fees incurred by the Local Partnerships amounted to $375,586, $394,964 and $388,853 for the years ended March 31, 2008, 2007 and 2006, respectively.  Of these fees, $198,720, $200,049 and $185,148 were incurred to affiliates of the Local General Partners.

(d)     Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 and 2006

C)  Due to/from Local General Partners and Affiliates

Due to Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2008	2007

Development fee payable	$1,583,734	$1,617,304
Construction costs payable	50,000	50,000
Operating advances	126,565	85,993
Management and other fees	63,483	21,766

	$1,823,782	$1,775,063

Due from Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2008	2007

Local general partner loan receivable	$299,985	$231,589

Due from Local General Partners and affiliates from discontinued liabilities consists of the following:

	March 31,
	2008	2007

Operating advances	$(76,851)	$0
Management and other fees receivable	140,765	0
	$63,914	$0

NOTE 9 – Taxable Net Loss

A reconciliation of the consolidated financial statement net income (loss) to the income tax loss for the Partnership and its consolidated subsidiaries follows:

	Years Ended December 31,
	2007	2006	2005

Financial statement net income (loss)	$2,296,203	$(3,003,189)	$(3,046,176)

Differences between depreciation and amortization expense for financial reporting purposes and income tax purposes	(398,803)	(198,983)	(333,774)

Differences resulting from Partnership having a different fiscal year for income tax and financial reporting purposes	(46,302)	(6,712)	15,040

Tax exempt interest income	(69,367)	(42,169)	(24,764)

Difference between gain on sale of property for financial reporting purpose and income tax purposes	(351,115)	0	0

Difference between gains and losses allocated to minority interest for financial reporting purposes and tax purposes	(9,767,944)	0	0

Other, including accruals for financial reporting purposes not deductible for income tax purposes until paid	2,682,380	338,099	20,349

Net loss per income tax returns	$(5,654,948)	$(2,912,954)	$(3,369,325)

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 and 2006

NOTE 10 – Sale of Property

The Partnership is currently in the process of disposing all of its investments.  During the fiscal year ended March 31, 2008, the property and the related assets and liabilities of one Local Partnership were sold.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On September 5, 2007, the property and the related assets and liabilities of Westminster Park Plaza, a California L.P. (“Westminster”) were sold to an affiliate of the Local General Partner for a sales price of $14,070,228.  The Partnership received $2,513,602 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $11,557,000. The sale resulted in a gain of approximately $5,032,000 resulting from the write-off of the deficit basis in the property at the date of sale.  Subsequently the Partnership received a liquidating distribution of $303,289 in May 2008.

NOTE 11 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2008 and 2007.

	Quarter Ended
OPERATIONS	June 30, 2007*	September 30, 2007	December 31, 2007	March 31, 2008

Revenues	$1,319,731	$1,301,183	$1,363,418	$1,236,463
Total expenses	(1,951,547)	(2,103,947)	(2,060,614)	(2,020,228)
Loss from continuing operations before minority interest	(631,816)	(802,764)	(697,196)	(783,765)
Minority interest in loss (income) of subsidiaries from operations	597	(6,228)	(357,136)	370,661
Loss from continuing operations	(631,219)	(808,992)	(1,054,332)	(413,104)
(Loss) income from discontinued operations (including minority interest and gain on sale of property)	(108,036)	(46,474)	5,020,829	337,531
Net (loss) income	$(739,255)	$(855,466)	$3,966,497	$(75,573)
Net (loss) income – limited partnership	$(731,862)	$(846,912)	$3,926,832	$(74,817)
Loss per weighted average BAC from operations	$(13.63)	$(17.47)	$(22.76)	$(8.93)
(Loss) income per weighted average BAC from discontinued operations	(2.33)	(1.01)	108.42	7.30
Net (loss) income per weighted average BAC	$(15.96)	$(18.48)	$85.66	$(1.63)

	Quarter Ended
OPERATIONS	June 30, 2006*	September 30, 2006*	December 31, 2006*	March 31, 2007*

Revenues	$1,281,875	$1,282,967	$1,268,765	$1,248,397
Total expenses	(1,998,702)	(1,968,101)	(1,936,977)	(1,990,585)
Loss from continuing operations before minority interest	(716,827)	(685,134)	(668,212)	(742,188)
Minority interest in loss of subsidiaries from operations	9,551	198	207	6,889
Loss from continuing operations	(707,276)	(684,936)	(668,005)	(735,299)
Loss from discontinued operations (including minority interest)	(41,012)	(41,289)	(12,337)	(113,035)
Net loss	$(748,288)	$(726,225)	$(680,342)	$(848,334)
Net loss – limited partnership	$(740,805)	$(718,962)	$(673,540)	$(839,850)
Loss per weighted average BAC from operations	$(15.27)	$(14.79)	$(14.43)	$(15.88)
Loss per weighted average BAC from discontinued operations	(0.89)	(0.89)	(0.26)	(2.44)
Net loss per weighted average BAC	$(16.16)	$(15.68)	$(14.69)	$(18.32)

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 and 2006

NOTE 12 – Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation for up to $100,000.  At March 31, 2008, uninsured cash and cash equivalents at various banking institutions approximated $1,960,000.

b)  Leases

One subsidiary partnership is leasing the land on which its Property is located, in Hawaii, for a term of 65 years starting on July 14, 1982. At December 31, 2007, the subsidiary partnership is obligated to pay rent of $1 per annum.

c)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced.  The Credit Period generally runs for ten years from the date it commenced with respect to each eligible Property.  Because of the time required for the acquisition, completion and rent-up of Properties, as expected, that the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $4,297,059, $5,058,701 and $5,292,899 of Tax Credits during each of the 2007, 2006 and 2005 tax years, respectively.  The Tax Credits have expired, and will continue to expire at various times through 2010.

NOTE 13 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of March 31, 2008, Westminster was classified as a discontinued operation in the consolidated balance sheets.  The amounts shown below, as of March 31, 2008, represent residual cash and accounts payable balances as of the balance sheet date from the sale of Westminster.  As of March 31, 2007, there were no assets classified as discontinued operations in the consolidated financial statements.

Consolidated Balance Sheets:

	March 31, 2008	March 31, 2007

Assets
Cash and cash equivalents	$436,525	$0
Due from Local General Partners and affiliates (Note 8)	63,914	0
Other assets	54,000	0
Total assets	$554,439	$0

Liabilities
Mortgage notes payable	$216,891	$0
Accounts payable and other liabilities	18	0
Total liabilities	$216,909	$0

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 31, 2008, Westminster, which was sold during the year, was classified as discontinued operations in the consolidated statements of operations.  For the years ended March 31, 2007 and 2006, Westminster, in order to present comparable results to the year ended March 31, 2008, was classified as discontinued operations in the consolidated statements of operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 and 2006

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2008	2007*	2006*

Revenues

Rental income	$784,253	$1,121,074	$1,118,383
Other (Note 2)	66,973	71,961	71,982
Gain on sale of properties (Note 10)	5,032,150	0	0

Total revenues	5,883,376	1,193,035	1,190,365

Expenses

General and administrative	243,253	276,408	306,915
Repairs and maintenance	140,274	236,993	239,548
Operating and other	75,823	93,466	88,669
Real estate taxes	37,846	90,232	27,311
Insurance	22,990	48,081	53,541
Financial, primarily interest	362,485	433,499	440,216
Depreciation and amortization	140,508	222,029	222,029

Total expenses	1,023,179	1,400,708	1,378,229

Income (loss) before minority interest	4,860,197	(207,673)	(187,864)

Minority interest in loss of subsidiaries from discontinued operations	343,653	0	0

Total income (loss) from discontinued operations (including gain on sale of properties and minority interest)	$5,203,850	$(207,673)	$(187,864)

Income (loss) – limited partners from discontinued operations (including gain on sale of properties and minority interest)	$5,151,812	$(205,596)	$(185,985)

Number of BACs outstanding	45,844	45,844	45,844

Income (loss) from discontinued operations (including gain on sale of properties and minority interest) per BAC	$112.38	$(4.48)	$(4.06)

*	Reclassified for comparative purposes.

	Years Ended March 31,
	2008	2007*	2006*

Cash flows from discontinued operations
Net cash (used in) provided by operating activities	$(3,965,622)	$90,940	$50,512
Net cash provided by (used in) investing activities	$14,287,408	$(32,403)	$(28,308)
Net cash used in financing activities	$(7,220,875)	$(96,099)	$(89,382)

*	Reclassified for comparative purposes.

NOTE 14 – Recent Accounting Pronouncements

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement are not expected to have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities.  The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement are not expected to have a material impact on the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 and 2006

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C, the general partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)  Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of the end of the period covered by this report.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of the end of the period covered by this report, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. The Partnership’s internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The Partnership has no directors or executive officers. The Partnership’s affairs are managed and controlled by Related Independence LLC (“RILLC”), the General Partner.  The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, Centerline Holding Company (“Centerline”) (formerly known as CharterMac), the parent company of CharterMac Capital LLC (“CharterMac Capital”) (formerly known as Related Capital Company LLC), which controls the General Partner, has adopted a code of ethics (see http://www.centerline.com).

Certain information concerning the executive officers of the General Partner is set forth below.

Name	Position

Robert L. Levy	Chief Financial Officer
Andrew J. Weil	President and Chief Executive Officer
Mark D. Schnitzer	Senior Vice President

ROBERT L. LEVY, 42, is the Chief Financial Officer of Centerline.  Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company (“AMAC”), a publicly traded real estate investment trust managed by an affiliate of Centerline.  Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments.  Mr. Levy joined Centerline’s predecessor in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 37, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 47, is the Chief Executive Officer of Centerline.  He is responsible both for financial restructurings of real estate properties and directing Centerline Affordable Housing Advisors LLC’s acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline Affordable Housing Advisors LLC in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.  Mr. Schnitzer also serves on the Board of Trustees of Centerline.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

General Partnership Interest in the Partnership	Related Independence L.L.C. 625 Madison Avenue New York, NY 10022	$1,000 capital contribution - directly owned	100%

Independence SLP IV L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in the Local Partnerships. See Note 8 in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of May 28, 2008 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each executive officer of the General Partner of RILLC and (iii) the directors and executive officers of the general partners of RILLC as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	2,868.06	(2)	6.3%
J. Michael Fried	2,868.06	(2)(3)	6.3%
Alan P. Hirmes	2,868.06	(2)(3)	6.3%
Stuart J. Boesky	2,868.06	(2)(3)	6.3%
Stephen M. Ross	2,868.06	(2)(3)	6.3%
Marc D. Schnitzer	2,868.06	(2)(3)	6.3%
Andrew J. Weil	-		-
Robert L. Levy	-		-

All executive officers of the general partner of the Related General Partner as a group (eight persons)

	2,868.06	(2)(3)	6.3%

(1)    The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2)     As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. (“Lehigh III”) and Lehigh Tax Credit Partners, Inc. (the “Managing Member”) on January 25, 1999 with the Securities and Exchange Commission (the “Commission”) and pursuant to a letter agreement dated October 6, 1998 among the Partnership, Lehigh III and Related Independence Associates IV L.P. (“RIA”) (the “Standstill Agreement”), Lehigh III agreed that, prior to October 6, 2008 (the “Standstill Expiration Date”), it will not and it will cause certain affiliates not to (i) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (ii) form, join or otherwise participate in a “group” (within the meaning of Section 13(d)(3) of the Act) with respect to any voting securities of the Partnership, except that those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a “group” solely by acting in accordance with the Standstill Agreement, (iii) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (iv) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement, Lehigh III also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh is entitled to vote its BACs as it determines with regard to any proposal (i) to remove RIA as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of RIA or its affiliates. The discussion herein of the Standstill Agreement is subject to and qualified in its entirety by reference to such agreement, a copy of which is attached hereto as an exhibit and incorporated herein by reference.  The addresses of each of the Partnership, Lehigh III and RIA is 625 Madison Avenue, New York, New York 10022.

(3)      Each such party serves as an executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried, Stuart J. Boesky and Alan Hirmes who own only economic interests.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
The aggregate fees by Friedman LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual consolidated financial statements for the years ended March 31, 2008 and 2007 and for the reviews of the financial information included in the Partnership’s quarterly reports on Form 10-Q for those years were $95,250 and $91,000, respectively.

Audit Related Fees
None.

Tax Fees
The aggregate fees by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership’s annual tax returns were $8,900 for both years ended December 31, 2007 and 2006.

All Other Fees
None.

The Partnership is not required to have and does not have a standalone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
		Sequential Page

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	14

	Consolidated Balance Sheets at March 31, 2008 and 2007	39

	Consolidated Statements of Operations for the years ended March 31, 2008, 2007 and 2006	40

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the years ended March 31, 2008, 2007 and 2006	41

	Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006	42

	Notes to Consolidated Financial Statements	43

(a) 2.	Consolidated Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	66

	Schedule I - Condensed Financial Information of Registrant	67

	Schedule III - Real Estate and Accumulated Depreciation	70

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV as adopted on February 22, 1995*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. IV as filed on February 22, 1995*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. IV and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	60

	* Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-89968}

	** Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-89968}

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	63

(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	64

(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)	65

PART IV

Item 15.	Exhibits, Financial Statement Schedules (continued)
(c)	Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

	BX-8A Team Associates, L.P.	NY
	Fawcett Street Limited Partnership	WA
	Figueroa Senior Housing Limited Partnership	CA
	NNPHI Senior Housing Limited Partnership	CA
	Belmont/McBride Apartments Limited Partnership	NJ
	New Zion Apartments Limited Partnership	LA
	Bakery Village Urban Renewal Associates, L.P.	NJ
	Sojourner Douglass, L.P.	NJ
	Marlton Housing Partnership, L.P.	PA
	GP Kaneohe Limited Partnership	HI
	KSD Village Apartments, Phase II, Ltd.	KY
	Kanisa Apartments, Ltd.	KY
	Guymon Housing Partners, L.P.	OK

(d)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	June 24, 2008		By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer and Principal Accounting Officer

Date:	June 24, 2008		By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert L. Levy Robert L. Levy	Chief Financial Officer (principal accounting officer) of Related Independence L.L.C.	June 24, 2008

/s/ Andrew J. Weil Andrew J. Weil	President, Chief Executive Officer of Related Independence L.L.C.	June 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

To the Partners
Independence Tax Credit Plus L.P. IV and Subsidiaries

Under date of June 24, 2008, we reported on the consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the three-year period ended March 31, 2008.

In connection with our audits of the aforementioned consolidated financial statements, we have also audited supporting Schedule I as of March 31, 2008 and 2007 and for the years ended March 31, 2008, 2007 and 2006, and Schedule III as of March 31, 2008 and for the years ended March 31, 2008, 2007 and 2006.  These supporting schedules are the responsibility of the Partnerships' management.  Our responsibility is to express an opinion on these schedules based on our audits.  In our opinion, these schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

/s/Friedman LLP

New York, New York
June 24, 2008

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)

CONDENSED BALANCE SHEETS

ASSETS

	2008	2007

Cash and cash equivalents	$1,662,363	$651,290
Investment in subsidiary partnerships	13,548,292	13,537,609
Cash held in escrow	433,646	499,573
Other assets	2,304,271	1,920,076
Total assets	$17,948,572	$16,608,548

LIABILITIES AND PARTNERS’ CAPITAL

Due to general partner and affiliates	$2,314,782	$3,286,122
Other liabilities	69,442	54,281
Total liabilities	2,384,224	3,340,403
Partners’ capital	15,564,348	13,268,145
Total liabilities and partners’ capital	$17,948,572	$16,608,548

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero.  Accordingly, partners’ equity on the consolidated balance sheet will differ from partners’ equity shown above.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007	2006
Revenues
Other income	$73,636	$34,046	$25,492
Loss on sale of property	(121,324)	0	0
Total (loss) income	(47,688)	34,046	25,492

Expenses

Administrative and management	174,568	141,723	116,597
Administrative and management-related parties	444,093	458,492	565,817

Total expenses	618,661	600,215	682,414

Loss from operations	(666,349)	(566,169)	(656,922)

Equity in income (loss) of subsidiary partnerships	2,962,552	(2,437,020)	(2,389,254)

Net income (loss)	$2,296,203	$(3,003,189)	$(3,046,176)

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF CASH FLOWS

Increases (Decreases) in Cash and Cash Equivalents

	Years Ended March 31,
	2008	2007	2006

Cash flows from operating activities:

Net income (loss)	$2,296,203	$(3,003,189)	$(3,046,176)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Equity in income (loss) of subsidiary partnerships	(2,962,552)	2,437,020	2,389,254
Increase in other assets	(384,195)	(40,466)	(55,108)
Increase (decrease) in liabilities:
Due to general partner and affiliates	(971,340)	458,492	565,817
Other liabilities	15,161	1,383	3,679

Total adjustments	(4,302,926)	2,856,429	2,903,642

Net cash used in operating activities	(2,006,723)	(146,760)	(142,534)

Cash flows from investing activities:

Decrease in cash held in escrow	65,927	39,475	53,975
Decrease in investments in subsidiary partnerships	2,951,869	15,561	0

Net cash provided by investing activities	3,017,796	55,036	53,975

Net increase (decrease) in cash and cash equivalents	1,011,073	(91,724)	(88,559)

Cash and cash equivalents, beginning of year	651,290	743,014	831,573

Cash and cash equivalents, end of year	$1,662,363	$651,290	$743,014

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
SCHEDULE III
CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements are Computed (a)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Apartment Complexes

BX-8A Team Associates, L.P.
Bronx, NY	$1,761,664	$5,467	$2,667,819	$334,088	$11,579	$2,995,795	$3,007,374	$1,254,695	1995-96	Oct. 1995	27.5	years
Westminster Park Plaza (b)
Los Angeles, CA	216,891	1,197,697	8,093,774	(9,291,471)	0	0	0	0	1996-97	June 1996	27.5	years
Fawcett Street Limited Partnership
Tacoma, WA	1,937,471	390,654	4,247,465	188,181	396,383	4,429,917	4,826,300	1,804,048	1996-97	June 1996	27.5	years
Figueroa Senior Housing Limited Partnership
Los Angeles, CA	2,975,137	279,000	4,978,250	608,149	291,377	5,574,022	5,865,399	2,045,007	1996-97	Nov. 1996	27.5	years
NNPHI Senior Housing Limited Partnership
Los Angeles, CA	3,892,340	709,657	6,135,419	451,969	715,387	6,581,658	7,297,045	2,279,841	1996-97	Dec. 1996	27.5	years
Belmont/McBride Apartments Limited Partnership
Paterson, NJ	2,715,973	154,934	5,627,693	2,512,963	182,633	8,112,957	8,295,590	2,789,787	1997-98	Jan. 1997	27.5	years
Sojourner Douglass, L.P.
Paterson, NJ	1,977,352	141,297	2,573,950	161,189	143,996	2,732,440	2,876,436	1,061,732	1997-98	Feb. 1997	27.5	years
New Zion Apartments Limited Partnership
Shreveport, LA	809,291	20,000	2,688,770	76,839	22,699	2,762,910	2,785,609	1,119,345	1997-98	Oct. 1997	27.5	years
Bakery Village Urban Renewal Associates, L.P.
Montclair, NJ	4,194,352	50,000	14,912,416	2,735,024	52,699	17,644,741	17,697,440	4,206,250	1997-98	Dec. 1997	27.5	years
Marlton Housing Partnership, L.P.
Philadelphia, PA	1,849,000	2,648	1,547,121	1,564,837	4,355	3,110,251	3,114,606	735,654	1998-99	May 1998	27.5	years
GP Kaneohe Limited Partnership
Kaneohe, HI	1,633,413	0	3,306,828	71,694	613	3,377,909	3,378,522	842,617	1999-00	July 1999	7-40	years
KSD Village Apartments, Phase II Ltd.
Danville, KY	376,880	0	887,539	37,552	612	924,478	925,090	233,348	1999-00	July 1999	10-40	years
Kanisa Apartments Ltd.
Fayette County, KY	1,377,399	106,592	4,846,543	124,390	107,205	4,970,320	5,077,525	1,073,710	1998-99	Oct. 1999	5-40	years
Guymon Housing Partners, L.P.
Guymon, OK	1,758,136	84,918	4,238,907	739,965	85,531	4,978,260	5,063,791	1,740,941	1998-99	Dec. 1999	27.5	years
Less discontinued operations	(216,891)	(1,197,697)	(8,093,774)	9,291,471	0	0	0	0

	$27,258,408	$1,945,167	$58,658,720	$9,606,840	$2,015,069	$68,195,658	$70,210,727	$21,186,975

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) The property and related assets and liabilities were sold during the fiscal year ended March 31, 2008.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
SCHEDULE III
CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008

	Cost of Property and Equipment			Accumulated Depreciation
	Years Ended March 31,
	2008	2007	2006	2008	2007	2006

Balance at beginning of year	$81,401,378	$81,471,407	$81,388,959	$21,471,763	$19,086,200	$16,708,237
(Adjustment to) additions during year:
Land, building and improvements	70,868	(70,029)	82,448
Discontinued operations and dispositions	(11,261,519)	0	0
Accumulated depreciation on dispositions				(2,567,654)	0	0
Depreciation expense				2,282,866	2,385,563	2,377,963
Balance at close of year	$70,210,727	$81,401,378	$81,471,407	$21,186,975	$21,471,763	$19,086,200

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.