Form 10-Q
period 2008-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2008-08-13
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17015

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Exact name of registrant as specified in its charter)

Delaware	13-3809869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2008	March 31, 2008
	(Unaudited)	(Audited)

ASSETS
Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $21,728,980 and $21,186,975, respectively)	$48,481,747	$49,023,752
Cash and cash equivalents	2,603,632	2,231,576
Cash held in escrow	2,967,093	2,816,310
Deferred costs (net of accumulated amortization of $742,045 and $731,095, respectively)	398,548	409,498
Due from local general partners and affiliates	308,985	299,985
Other assets	579,410	517,343
Total operating assets	$55,339,415	$55,298,464
Assets of discontinued operations (Note 5):
Net assets held for sale	0	554,439
Total discontinued assets	0	554,439
Total assets	$55,339,415	$55,852,903
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating liabilities
Mortgage notes payable	$27,168,604	$27,258,408
Accounts payable	744,768	434,095
Accrued interest payable	6,179,126	6,010,799
Security deposit payable	311,176	330,190
Due to local general partners and affiliates (Note 2)	1,762,802	1,823,782
Due to general partners and affiliates	2,867,201	2,757,581
Total operating liabilities	39,033,677	38,614,855
Liabilities of discontinued operations (Note 5)
Mortgage notes payable	0	216,891
Net liabilities held for sale	0	18
Total discontinued liabilities	0	216,909
Total liabilities	39,033,677	38,831,764
Minority interests	1,458,801	1,456,791
Commitments and contingencies (Note 6)
Partners’ capital (deficit):
Limited partners – 45,844 Beneficial Assignment Certificates (“BACs”) issued and outstanding	15,106,003	15,816,240
General partners	(259,066)	(251,892)
Total partners’ capital (deficit)	14,846,937	15,564,348
Total liabilities and partners’ capital (deficit)	$55,339,415	$55,852,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2008	2007*

Operations:
Revenues
Rental income	$1,268,651	$1,230,255
Other	74,517	89,476
Total revenues	1,343,168	1,319,731
Expenses
General and administrative	386,440	320,601
General and administrative-related parties (Note 2)	197,458	175,341
Repairs and maintenance	189,798	207,416
Operating and other	221,045	226,988
Real estate taxes	31,307	31,624
Insurance	80,276	79,182
Interest	357,881	359,918
Depreciation and amortization	552,955	550,477
Total expenses	2,017,160	1,951,547
Loss before minority interest and discontinued operations	(673,992)	(631,816)
Minority interest in (loss) income of subsidiaries from operations	(9,177)	597
Loss from continuing operations	(683,169)	(631,219)
Discontinued operations:
Loss from discontinued operations (including loss on sale of property) (Note 5)	(34,242)	(108,036)
Net loss	$(717,411)	$(739,255)
Loss from continuing operations – limited partners	$(676,337)	$(624,907)
Loss from discontinued operations (including loss on sale of property) – limited partners	(33,900)	(106,955)
Net loss – limited partners	$(710,237)	$(731,862)
Weighted average number of BACs outstanding	45,844	45,844
Loss from continuing operations per weighted average BAC	$(14.75)	$(13.63)
Loss from discontinued operations per weighted average BAC	(0.74)	(2.33)
Net loss per weighted average BAC	$(15.49)	$(15.96)

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit)
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ capital (deficit) – April 1, 2008	$15,564,348	$15,816,240	$(251,892)
Net loss	(717,411)	(710,237)	(7,174)
Partners’ capital (deficit) – June 30, 2008	$14,846,937	$15,106,003	$(259,066)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2008	2007*

Cash flows from operating activities:
Net loss	$(717,411)	$(739,255)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	552,955	605,620
Loss on sale of property	34,242	0
Minority interest in income (loss) of subsidiary partnerships	9,177	(597)
Increase in cash held in escrow	(173,099)	(177,324)
(Increase) decrease in other assets	(62,067)	31,278
(Decrease) increase in accounts payable	(125,853)	56,132
Increase in accrued interest payable	168,327	169,360
Decrease in security deposit payable	(19,014)	(5,228)
(Decrease) increase in due to local general partners and affiliates	(63,483)	2,628
Increase in due to general partner and affiliates	109,620	117,952
Total adjustments	430,805	799,821
Net cash (used in) provided by operating activities	(286,606)	60,566
Cash flows from investing activities:
Release of cash held in escrow	22,316	8,909
Proceeds from sale of property	303,289	0
Increase in due from local general partner and affiliates	(9,000)	(9,000)
Net payments from (to) local general partners and affiliates	2,503	(17,382)
Net cash provided by (used in) investing activities	319,108	(17,473)
Cash flows from financing activities:
Repayments of mortgage notes	(89,804)	(108,507)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(7,167)	(24,000)
Net cash used in financing activities	(96,971)	(132,507)
Net decrease in cash and cash equivalents	(64,469)	(89,414)
Cash and cash equivalents at beginning of period	2,668,101	1,375,669
Cash and cash equivalents at end of period	$2,603,632	$1,286,255
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$189,554	$299,552
*Reclassified for comparative purposes.
Summarized below are the components of the loss on sale of property:
Proceeds from sale of investment – net	$(303,289)	$0
Decrease in other assets	54,000	0
Increase in mortgage notes payable	(216,891)	0
Increase in accounts payable and other liabilities	436,508	0
Decrease in due from local general partner and affiliates	63,914	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 1 - General

The condensed consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and thirteen other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  Some of the Properties may also be eligible for the historic rehabilitation tax credits.  As of June 30, 2008, the property and the related assets and liabilities of one Local Partnership were sold (see Note 4).  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”).  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s first fiscal quarter ends June 30.  The first quarter for all subsidiaries ends March 31.  Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.  The Partnership’s fiscal quarter ends three months after the subsidiaries in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increase (decrease) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests that exceed the minority interests’ investment in a subsidiary have been charged to the Partnership.  Such losses aggregated approximately $0 and $3,000 for the three months ended June 30, 2008 and 2007, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2008, the results of its operations and its cash flows for the three months ended June 30, 2008 and 2007.  However, the operating results for the three months ended June 30, 2008 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding non-controlling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAF No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented I conformity with generally accepted accounting principles. SFAF No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The standard is effective 60days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAF No. 162 is not expected to have an impact on the Partnership’s condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 2 - Related Party Transactions

A)  Related Party Expenses

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007

Partnership management fees (a)	$77,750	$84,280
Expense reimbursement (b)	27,758	24,454
Local administrative fee (c)	19,000	15,750
Total general and administrative-General Partners	124,508	124,484
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (d)	72,950	50,857
Total general and administrative-related parties	$197,458	$175,341

There were no costs incurred to related parties from discontinued operations for the three months ended June 30, 2008 and 2007.

(a)  The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner.  Partnership management fees owed to the General Partner amounting to approximately $2,248,000 and $2,170,000 were accrued and unpaid as of June 30, 2008 and March 31, 2008, respectively and are included in due to local general partners and affiliates on the consolidated balance sheets.

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

(d)  Property management fees incurred by the Local Partnerships amounted to $112,830 and $97,991 for the three months ended June 30, 2008 and 2007, respectively.  Of these fees, $72,950 and $50,857 were incurred to affiliates of the subsidiary partnerships’ general partners (“Local General Partners”) which includes $0 of fees relating to discontinued operations.

B)  Due to Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consists of the following:

	June 30, 2008	March 31, 2008

Development fee payable	$1,586,237	$1,583,734
Construction costs payable	50,000	50,000
Operating advances	126,565	126,565
Management and other fees	0	63,483

	$1,762,802	$1,823,782

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 3 – Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.  We, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157”, will defer application on SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until first quarter 2009.

The Partnership’s financial assets and liabilities subject to recurring fair value measurements and necessary disclosures are as follows:
	At June 30, 2008		Fair Value Measurements at June 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$27,168,604	$27,168,604	$27,168,604	$0	$0

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above.

Note 4 – Sale of Property

The Partnership is currently in the process of disposing of its investments.  As of June 30, 2008, the property and the related assets and liabilities of one Local Partnership have been sold.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On September 5, 2007, the property and the related assets and liabilities of Westminster Park Plaza, a California L.P. (“Westminster”) were sold to an affiliate of the Local General Partner for a sales price of $14,070,228.  The Partnership received $2,816,891 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $11,253,000.  The sale resulted in a gain of approximately $5,032,000 resulting from the write-off of the deficit basis in the property at the date of sale, which was recorded during the quarter ended March 31, 2008.  An adjustment of approximately $34,000 in loss was recorded during the quarter ended June 30, 2008, resulting in overall gain of approximately $4,998,000.

Note 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of June 30, 2008, there were no Local Partnerships classified as discontinued operations in the consolidated balance sheets.  As of March 31, 2008, Westminster was classified as a discontinued operation in the consolidated balance sheets.  The amounts shown below, as of March 31, 2008, represent residual cash and accounts payable balances as of the balance sheet date from the sale of Westminster.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Consolidated Balance Sheets:

	June 30, 2008	March 31, 2008

Assets
Cash and cash equivalents	$0	$436,525
Due from Local General Partners and affiliates	0	63,914
Other assets	0	54,000
Total assets	$0	$554,439

Liabilities
Mortgage notes payable	$0	$216,891
Accounts payable and other liabilities	0	18
Total liabilities	$0	$216,909

The following table summarizes the results of operations of the Local Partnership that is classified as discontinued operations.  For the three months ended June 30, 2008, Westminster, which was sold during the year ended March 31, 2008, was classified as discontinued operations on the condensed consolidated financial statements.  For the three months ended June 30, 2007, Westminster, in order to present comparable results for the three months ended June 30, 2008, was classified as discontinued operations on the condensed consolidated statement of operations.

Consolidated Statements of Discontinued Operations:

	Three Months Ended June 30,
	2008	2007*

Revenues
Rental income	$0	$286,629
Other	0	11,286
Loss on sale of property (Note 4)	(34,242)	0
Total revenue	(34,242)	297,915
Expenses
General and administrative	0	143,488
Repairs and maintenance	0	48,472
Operating	0	23,439
Taxes	0	13,959
Insurance	0	12,455
Interest	0	108,995
Depreciation and amortization	0	55,143
Total expenses	0	405,951
Net loss from discontinued operations	$(34,242)	$(108,036)
Net loss from discontinued operations – limited partners	$(33,900)	$(106,955)
Number of BACs outstanding	45,844	45,844
Net loss from discontinued operations per BAC	$(0.74)	$(2.33)

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Cash Flows from Discontinued Operations:

	Three Months Ended June 30,
	2008	2007*

Net cash provided by operating activities	$0	$73,389
Net cash provided by (used in) investing activities	$303,289	$(55,297)
Net cash used in financing activities	$0	$(25,145)

*Reclassified for comparative purposes.

Note 6 – Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 23% of the properties are located in any single state, including New Jersey (23%), Kentucky (15%) and California (15%). There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of June 30, 2008, there were three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which, as of June 30, 2008, approximately $973,000 remains to be paid to the Local Partnerships (including approximately $434,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds.  During the three months ended June 30, 2008, no payments were made to the Local Partnerships.  As of June 30, 2008, the property and the related assets and liabilities of one Local Partnership were sold (see Item 1, Note 4).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves, exclusive of Local Partnerships’ working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds, although minimal (other than possible sales proceeds and sales distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the three months ended June 30, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $9,000 and $0, respectively.  Additionally, during the three months ended June 30, 2008 and 2007, the Partnership received approximately $303,000 and $0, respectively, of distributions from the sale of investments.

For the three months ended June 30, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $64,000 due to net cash used in operating activities of approximately $287,000, an increase in due from local general partners of approximately $9,000, a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately $7,000 and repayments of mortgage notes of approximately $90,000.  Such outflows exceeded proceeds from the sale of property of approximately $303,000, a decrease of cash held in escrow of approximately $22,000 and net payments from local general partners and affiliates of approximately $3,000.  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization of approximately $553,000 and loss on sale of property of approximately $34,000.

Total expenses for the three months ended June 30, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $908,866 and $865,811, respectively.

Accounts payable totaled $744,768 and $434,095 as of June 30, 2008 and March 31, 2008, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of June 30, 2008 and March 31, 2008 was $6,179,126 and $6,010,799, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  In addition, there was no accrued interest payable from discontinued operations, as of June 30, 2008 and March 31, 2008.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

A working capital reserve of approximately $1,436,000, exclusive of the Local Partnership’s working capital, remained unused at June 30, 2008.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,248,000 and $2,170,000 were accrued and unpaid as of June 30, 2008 and March 31, 2008, respectively.  Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner.

The Local Partnerships are impacted by inflation in several ways.  Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor.  Since revenues from sales of assets are driven by market conditions, inflation has little impact on sales.  However, the Partnership’s portfolio may not be protected against a general downturn in the national economy.

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

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2008.

Critical Accounting Policies and Estimates

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements which are included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008.

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

Results of Operations

The results of operations for the three months ended June 30, 2008 and 2007 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 5).

Rental income increased approximately 3% for the three months ended June 30, 2008, as compared to the corresponding period in 2007, primarily due to increases in rental rates at the Local Partnerships.

Other income decreased approximately $15,000 for the three months ended June 30, 2008, as compared to the corresponding period in 2007, primarily due to an overaccrual of interest income during the first quarter of 2007 at one Local Partnership.

Total expenses, excluding general and administrative and general and administrative-related parties, remained fairly consistent, with a decrease of approximately 2% for the three months ended June 30, 2008 as compared to the corresponding period in 2007.

General and administrative expenses increased approximately $66,000 for the three months ended June 30, 2008, as compared to the corresponding period in 2007, primarily due to an increase in accounting and auditing fees, administrative salaries and employee benefits at several Local Partnerships and an increase in audit and review fees resulting from compliance with the PCAOB requirements at the Partnership level.

General and administrative-related parties increased approximately $22,000 for the three months ended June 30, 2008, as compared to the corresponding period in 2007, primarily due to an increase in the property management fee at one Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.11% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the fair value of the mortgage notes payable.  There are no material changes to such disclosure amounts as of June 30, 2008.

The Partnership does not have any other market risk sensitive instruments.

Item 4T. Controls and Procedures

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2008.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of  March 31, 2008, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

The Partnership’s Annual Report on Form 10-K did not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. The Partnership’s internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended June 30, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

	(4)	Form of Amended and Restated Agreement of Limited Partnership of the Partnership (attached to the Prospectus as Exhibit A)*

	(10A)	Form of Subscription Agreement (attached to the Prospectus as Exhibit B)*

	(10B)	Form of Escrow Agreement between the Partnership and the Escrow Agent**

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests**

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships**

	(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

	(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

	(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	*	Incorporated herein by reference to the final Prospectus as filed pursuant to Rule 424 under the Securities Act of 1933.

	**	Filed as an exhibit to the Registration Statement on Form S-11 of the Partnership (File No. 33-89968) and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	August 13, 2008		By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	August 13, 2008		By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer