Form 10-Q
period 2008-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2008-11-10
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)

ASSETS
Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $22,272,952 and $21,186,975, respectively)	$47,937,775	$49,023,752
Cash and cash equivalents	2,464,094	2,231,576
Cash held in escrow	2,914,920	2,816,310
Deferred costs (net of accumulated amortization of $751,817 and $731,095, respectively)	388,776	409,498
Due from local general partners and affiliates	317,985	299,985
Other assets	747,179	517,343
Total operating assets	$54,770,729	$55,298,464
Assets of discontinued operations (Note 5):
Net assets held for sale	0	554,439
Total discontinued assets	0	554,439
Total assets	$54,770,729	$55,852,903
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating liabilities
Mortgage notes payable	$27,052,413	$27,258,408
Accounts payable	677,609	434,095
Accrued interest payable	6,299,707	6,010,799
Security deposit payable	338,938	330,190
Due to local general partners and affiliates (Note 2)	1,826,430	1,823,782
Due to general partners and affiliates (Note 2)	2,934,129	2,757,581
Total operating liabilities	39,129,226	38,614,855
Liabilities of discontinued operations (Note 5)
Mortgage notes payable	0	216,891
Accounts payable and other liabilities	0	18
Total discontinued liabilities	0	216,909
Total liabilities	39,129,226	38,831,764
Minority interests	1,440,200	1,456,791
Commitments and contingencies (Note 6)
Partners’ capital (deficit):
Limited partners – 45,844 Beneficial Assignment Certificates (“BACs”) issued and outstanding	14,466,825	15,816,240
General partners	(265,522)	(251,892)
Total partners’ capital (deficit)	14,201,303	15,564,348
Total liabilities and partners’ capital (deficit)	$54,770,729	$55,852,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Operations:
Revenues
Rental income	$1,279,168	$1,242,591	$2,547,819	$2,472,846
Other	66,842	58,592	141,359	148,068
Total revenues	1,346,010	1,301,183	2,689,178	2,620,914
Expenses
General and administrative	313,885	415,379	700,325	735,980
General and administrative-related parties (Note 2)	153,275	185,733	350,733	361,074
Repairs and maintenance	282,066	275,444	471,864	482,860
Operating and other	203,892	187,677	424,937	414,665
Real estate taxes	32,951	36,380	64,258	68,004
Insurance	86,590	83,688	166,866	162,870
Interest	361,931	369,969	719,812	729,887
Depreciation and amortization	553,743	549,677	1,106,698	1,100,154
Total expenses	1,988,333	2,103,947	4,005,493	4,055,494
Loss before minority interest and discontinued operations	(642,323)	(802,764)	(1,316,315)	(1,434,580)
Minority interest in loss of subsidiaries from operations	(3,311)	(6,228)	(12,488)	(5,631)
Loss from continuing operations	(645,634)	(808,992)	(1,328,803)	(1,440,211)
Discontinued operations:
Loss from discontinued operations (including minority interest) (Note 4)	0	(46,474)	(34,242)	(154,510)
Net loss	$(645,634)	$(855,466)	$(1,363,045)	$(1,594,721)
Loss from continuing operations – limited partners	$(639,178)	$(800,902)	$(1,315,515)	$(1,425,809)
Loss from discontinued operations (including minority interest) – limited partners	0	(46,010)	(33,900)	(152,965)
Net loss – limited partners	$(639,178)	$(846,912)	$(1,349,415)	$(1,578,774)
Number of BACs outstanding	45,844	45,844	45,844	45,844
Loss from continuing operations per weighted average BAC	$(13.94)	$(17.47)	$(28.69)	$(31.10)
Loss from discontinued operations per weighted average BAC	0	(1.01)	(0.74)	(3.34)
Net loss per weighted average BAC	$(13.94)	$(18.48)	$(29.43)	$(34.44)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit)
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ capital (deficit) – April 1, 2008	$15,564,348	$15,816,240	$(251,892)
Net loss	(1,363,045)	(1,349,415)	(13,630)
Partners’ capital (deficit) – September 30, 2008	$14,201,303	$14,466,825	$(265,522)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,363,045)	$(1,594,721)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,106,698	1,209,796
Loss on sale of property	34,242	0
Minority interest in income of subsidiary partnerships	12,488	5,631
Increase in cash held in escrow	(72,545)	(113,778)
Increase in other assets	(229,836)	(33,019)
(Decrease) increase in accounts payable	(193,009)	115,700
Increase in accrued interest payable	288,908	305,304
Increase (decrease) in security deposit payable	8,746	(22,697)
Decrease in due to local general partners and affiliates	0	(21,766)
Increase in due to general partner and affiliates	176,548	228,027
Total adjustments	1,132,240	1,673,198
Net cash (used in) provided by operating activities	(230,805)	78,477
Cash flows from investing activities:
Increase in cash held in escrow	(26,065)	(47,786)
Proceeds from sale of property	303,289	0
Increase in due from local general partner and affiliates	(18,000)	0
Net payments from (to) local general partners and affiliates	2,648	(32,657)
Net cash provided by (used in) investing activities	261,872	(80,443)
Cash flows from financing activities:
Repayments of mortgage notes	(205,995)	(219,022)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(29,079)	(32,439)
Net cash used in financing activities	(235,074)	(251,461)
Net decrease in cash and cash equivalents	(204,007)	(253,427)
Cash and cash equivalents at beginning of period	2,668,101	1,375,669
Cash and cash equivalents at end of period	$2,464,094	$1,122,242
Supplemental disclosure of cash flow information:
Cash paid during period for interest*	$430,904	$641,109
*Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $0 and $49,686, respectively.
Summarized below are the components of the loss on sale of property:
Proceeds from sale of investment – net	$(303,289)	$0
Decrease in other assets	54,000	0
Increase in mortgage notes payable	(216,891)	0
Increase in accounts payable and other liabilities	436,508	0
Decrease in due from local general partner and affiliates	63,914	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and thirteen other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  Some of the Properties may also be eligible for the historic rehabilitation tax credits.  As of September 30, 2008, the property and the related assets and liabilities of one Local Partnership were sold (see Note 4).  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”).  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s second fiscal quarter ends September 30.  The second quarter for all subsidiaries ends June 30.  Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.  The Partnership’s fiscal quarter ends three months after the subsidiaries in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increase (decrease) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests that exceed the minority interests’ investment in a subsidiary have been charged to the Partnership.  Such losses aggregated approximately $0 and $3,000 and $0 and $0 for the three and six months ended September 30, 2008 and 2007, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2008, the results of its operations for the three and six months ended September 30, 2008 and 2007 and its cash flows for the six months ended September 30, 2008 and 2007.  However, the operating results for the six months ended September 30, 2008 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of SFAS 157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. The adoption of FSP FAS 157-3 is not expected to have a material effect on the Partnership’s condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 2 – Related Party Transactions

A)	Related Party Expenses

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and six months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Partnership management fees (a)	$67,050	$84,280	$144,800	$168,560
Expense reimbursement (b)	22,692	41,472	50,450	65,926
Local administrative fee (c)	19,000	15,750	38,000	31,500
Total general and administrative-General Partners	108,742	141,502	233,250	265,986
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (d)	44,533	44,231	117,483	95,088
Total general and administrative-related parties	$153,275	$185,733	$350,733	$361,074

There were no costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2008 and 2007.

(a)  The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner.  Partnership management fees owed to the General Partner amounting to approximately $2,315,000 and $2,170,000 were accrued and unpaid as of September 30, 2008 and March 31, 2008, respectively and are included in due to general partners and affiliates on the consolidated balance sheets.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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

(c)  Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee up to $5,000 per year from each subsidiary partnership.

(d)  Property management fees incurred by the Local Partnerships amounted to $88,436 and $92,798 and $201,266 and $190,789 for the three and six months ended September 30, 2008 and 2007, respectively.  Of these fees, $44,533 and $44,231 and $117,483 and $95,088 were incurred to affiliates of the subsidiary partnerships’ general partners (“Local General Partners”) for the three and six months ended September 30, 2008 and 2007, respectively, which includes $0 of fees relating to discontinued operations.

B)	Due to Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	September 30, 2008	March 31, 2008

Development fee payable	$1,586,382	$1,583,734
Construction costs payable	50,000	50,000
Operating advances	126,565	126,565
Management and other fees	63,483	63,483
	$1,826,430	$1,823,782

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 3 – Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  We elected the deferral option available for one year for non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

The Partnership’s financial assets and liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

	At September 30, 2008		Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$27,052,413	$27,052,413	$0	$0	$27,052,413

The financial liabilities measured at fair value using Level 3 inputs at September 30, 2008 were previously reported as using Level 1 inputs.

NOTE 4 – Sale of Property

As of September 30, 2008, the property and the related assets and liabilities of one Local Partnership have been sold.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On September 5, 2007, the property and the related assets and liabilities of Westminster Park Plaza, a California L.P. (“Westminster”) were sold to an affiliate of the Local General Partner for a sales price of $14,070,228.  The Partnership received $2,816,891 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $11,253,000.  The sale resulted in a gain of approximately $5,032,000 resulting from the write-off of the deficit basis in the property at the date of sale, which was recorded during the quarter ended March 31, 2008.  An adjustment reducing the gain by approximately $34,000 was recorded during the quarter ended June 30, 2008, resulting in an overall gain of approximately $4,998,000.

NOTE 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of September 30, 2008, there were no Local Partnerships classified as discontinued operations in the consolidated balance sheets.  As of March 31, 2008, Westminster was classified as a discontinued operation in the consolidated balance sheets.  The amounts shown below, as of March 31, 2008, represent residual cash and accounts payable balances as of the balance sheet date from the sale of Westminster.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Consolidated Balance Sheets:

	September 30, 2008	March 31, 2008

Assets
Cash and cash equivalents	$0	$436,525
Due from Local General Partners and affiliates	0	63,914
Other assets	0	54,000
Total assets	$0	$554,439

Liabilities
Mortgage notes payable	$0	$216,891
Accounts payable and other liabilities	0	18
Total liabilities	$0	$216,909

The following table summarizes the results of operations of the Local Partnership that is classified as discontinued operations.  For the three and six months ended September 30, 2008, Westminster, which was sold during the year ended March 31, 2008, was classified as discontinued operations on the condensed consolidated financial statements.  For the three and six months ended September 30, 2007, Westminster, in order to present comparable results for the three and six months ended September 30, 2008, was classified as discontinued operations on the condensed consolidated statement of operations.

Consolidated Statements of Discontinued Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Revenues
Rental income	$0	$296,444	$0	$583,073
Other	0	10,555	0	21,841
Loss on sale of property (Note 4)	0	0	(34,242)	0
Total revenues	0	306,999	(34,242)	604,914
Expenses
General and administrative	0	129,367	0	272,855
Repairs and maintenance	0	25,696	0	74,168
Operating and other	0	8,085	0	31,524
Real estate taxes	0	13,960	0	27,919
Insurance	0	14,335	0	26,790
Interest	0	107,531	0	216,526
Depreciation and amortization	0	54,499	0	109,642
Total expenses	0	353,473	0	759,424
Net loss from discontinued operations	$0	$(46,474)	$(34,242)	$(154,510)
Net loss – limited partners from discontinued operations	$0	$(46,010)	$(33,900)	$(152,965)
Number of BACs outstanding	45,844	45,844	45,844	45,844
Net loss from discontinued operations per weighted average BAC	$0	$(1.01)	$(0.74)	$(3.34)

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Cash Flows from Discontinued Operations:

	Six Months Ended September 30,
	2008	2007*

Net cash (used in) provided by operating activities	$(577,291)	$112,677
Net cash provided by (used in) investing activities	$444,054	$(63,371)
Net cash used in financing activities	$0	$(50,755)

*Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however no more than 23% of the properties are located in any single state. The properties are concentrated in New Jersey (23%), Kentucky (15%) and California (15%). There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of September 30, 2008, there were three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (including approximately $902,000 classified as a loan repayable from sale/refinancing proceeds in accordance with the Contribution Agreement, which has been eliminated in consolidation, and not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which, as of September 30, 2008, approximately $855,000 remains to be paid to the Local Partnerships (including approximately $399,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds.  During the six months ended September 30, 2008, no payments were made to the Local Partnerships.  As of September 30, 2008, the property and the related assets and liabilities of one Local Partnership were sold (see Item 1, Note 4).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves, exclusive of Local Partnerships’ working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds, although minimal (other than possible sales proceeds and sales distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the six months ended September 30, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $9,000 and $0, respectively.  Additionally, during the six months ended September 30, 2008 and 2007, the Partnership received approximately $303,000 and $0, respectively, of distributions from the sale of investments.

For the six months ended September 30, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $204,000 due to net cash used in operating activities of approximately $231,000, an increase of cash held in escrow of approximately $26,000, an increase in due from local general partners of approximately $18,000, a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately $29,000 and repayments of mortgage notes of approximately $206,000.  Such outflows exceeded proceeds from the sale of property of approximately $303,000 and net payments from local general partners and affiliates of approximately $3,000.  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization of approximately $1,107,000 and loss on sale of property of approximately $34,000.

Total expenses for the three and six months ended September 30, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $919,384 and $998,568 and $1,828,250 and $1,864,379, respectively.

Accounts payable totaled $677,609 and $434,095 as of September 30, 2008 and March 31, 2008, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable totaled $6,299,707 and $6,010,799 as of September 30, 2008 and March 31, 2008, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  In addition, there was no accrued interest payable from discontinued operations, as of September 30, 2008 and March 31, 2008.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

A working capital reserve at the Partnership level of approximately $1,375,000, exclusive of the Local Partnership’s working capital, remained unused at September 30, 2008.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,315,000 and $2,170,000 were accrued and unpaid as of September 30, 2008 and March 31, 2008, respectively.  Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursement, the Partnership would not be in a position to meet its obligations.

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

Tax Credits will be attached to the Property for a period of ten years, and will be transferable with the Property during the remainder of such ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining tax credits would transfer to the new owner, thereby adding value to the Property on the market.  However, such value declines each year and is not included in the financial statement carrying amount.  The Credit Periods are scheduled to expire, and have expired, at various times from December 31, 2001 through December 31, 2010 with respect to the Local Partnerships depending upon when the Credit Period commenced.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2014 with respect to the Properties depending upon when the Compliance Period commenced.

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2008.

Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  We elected the deferral option available for one year for non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

The Partnership’s financial assets and liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

	At September 30, 2008		Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$27,052,413	$27,052,413	$0	$0	$27,052,413

The financial liabilities measured at fair value using Level 3 inputs at September 30, 2008 were previously reported as using Level 1 inputs.

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

Property and Equipment/Valuation of Long-Lived Assets

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the Properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.  Through September 30, 2008, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Results of Operations

The results of operations for the three and six months ended September 30, 2008 and 2007 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 5).

Rental income increased approximately 3% for both the three and six months ended September 30, 2008, as compared to the corresponding periods in 2007, primarily due to increases in rental rates at the Local Partnerships.

Total expenses, excluding general and administrative and general and administrative-related parties, remained fairly consistent, with an increase of approximately 1% and a decrease less than 1% for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007.

General and administrative expenses decreased approximately $102,000 for the three months ended September 30, 2008, as compared to the corresponding period in 2007, primarily due to the reduction in net income distribution to the City of Los Angeles per its regulatory agreement at one Local Partnership, a decrease in accounting fees, administrative salaries and permit fees at a second Local Partnership and a decrease in accounting and legal fees at the Partnership level.

General and administrative-related parties decreased approximately $32,000 for the three months ended September 30, 2008, as compared to the corresponding period in 2007, primarily due to a decrease in partnership management fees due to the sale of property and a decrease in expense reimbursements at the Partnership level.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.11% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure amounts as of September 30, 2008.

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

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2008, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies noted in the audit reports for such subsidiaries.  Management will continue to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended September 30, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	November 10, 2008		By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	November 10, 2008		By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer