Form 10-Q
period 2008-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2009-02-09
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)

ASSETS
Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $21,481,661 and $21,186,975, respectively)	$45,891,718	$49,023,752
Cash and cash equivalents	1,497,879	2,231,576
Cash held in escrow	2,470,741	2,816,310
Deferred costs (net of accumulated amortization of $698,250 and $731,095, respectively)	320,426	409,498
Due from local general partners and affiliates	326,985	299,985
Other assets	608,238	517,343
Total operating assets	$51,115,987	$55,298,464
Assets of discontinued operations (Note 5):
Property and equipment held for sale (net of accumulated depreciation of $1,310,841 and $0, respectively)	1,571,735	0
Other assets related to discontinued operations	1,397,855	554,439
Total discontinued assets	2,969,590	554,439
Total assets	$54,085,577	$55,852,903
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating liabilities
Mortgage notes payable	$25,231,884	$27,258,408
Accounts payable	455,503	434,095
Accrued interest payable	6,471,620	6,010,799
Security deposit payable	314,863	330,190
Due to local general partners and affiliates (Note 2)	1,705,865	1,823,782
Due to general partners and affiliates (Note 2)	2,069,337	2,757,581
Total operating liabilities	36,249,072	38,614,855
Liabilities of discontinued operations (Note 5)
Mortgage notes payable	1,748,651	216,891
Accounts payable and other liabilities	1,325,245	18
Total discontinued liabilities	3,073,896	216,909
Total liabilities	39,322,968	38,831,764
Minority interests	1,262,490	1,456,791
Commitments and contingencies (Note 6)
Partners’ capital (deficit):
Limited partners – 45,844 Beneficial Assignment Certificates (“BACs”) issued and outstanding	13,772,653	15,816,240
General partners	(272,534)	(251,892)
Total partners’ capital (deficit)	13,500,119	15,564,348
Total liabilities and partners’ capital (deficit)	$54,085,577	$55,852,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine months Ended December 31,
	2008	2007*	2008	2007*

Operations:
Revenues
Rental income	$1,216,425	$1,169,950	$3,603,202	$3,494,601
Other	76,848	116,989	214,795	265,057
Total revenues	1,293,273	1,286,939	3,817,997	3,759,658
Expenses
General and administrative	272,382	244,423	925,730	951,132
General and administrative-related parties (Note 2)	179,332	227,619	527,565	586,193
Repairs and maintenance	265,495	239,030	726,494	699,736
Operating and other	241,726	201,437	621,194	564,389
Real estate taxes	30,753	34,981	95,011	102,985
Insurance	74,410	86,648	224,276	235,518
Interest	348,983	391,489	1,053,776	1,106,098
Depreciation and amortization	527,332	535,672	1,575,945	1,578,741
Total expenses	1,940,413	1,961,299	5,749,991	5,824,792
Loss before minority interest and discontinued operations	(647,140)	(674,360)	(1,931,994)	(2,065,134)
Minority interest in loss of subsidiaries from operations	(5,778)	(357,359)	(18,570)	(363,418)
Loss from continuing operations	(652,918)	(1,031,719)	(1,950,564)	(2,428,552)
Discontinued operations:
(Loss) income from discontinued operations (including minority interest) (Note 4)	(48,266)	4,998,216	(113,665)	4,800,328
Net (loss) income	$(701,184)	$3,966,497	$(2,064,229)	$2,371,776
Loss from continuing operations – limited partners	$(646,389)	$(1,021,402)	$(1,931,058)	$(2,404,266)
(Loss) income from discontinued operations (including minority interest) – limited partners	(47,783)	4,948,234	(112,529)	4,752,324
Net (loss) income – limited partners	$(694,172)	$3,926,832	$(2,043,587)	$2,348,058
Number of BACs outstanding	45,844	45,844	45,844	45,844
Loss from continuing operations per weighted average BAC	$(14.10)	$(22.28)	$(42.12)	$(52.44)
(Loss) income from discontinued operations per weighted average BAC	(1.04)	107.94	(2.46)	103.66
Net (loss) income per weighted average BAC	$(15.14)	$85.66	$(44.58)	$51.22

*Reclassified for comparative purposes. The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit)
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ capital (deficit) – April 1, 2008	$15,564,348	$15,816,240	$(251,892)
Net loss	(2,064,229)	(2,043,587)	(20,642)
Partners’ capital (deficit) – December 31, 2008	$13,500,119	$13,772,653	$(272,534)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(2,064,229)	$2,371,776
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,661,573	1,774,911
Loss on sale of property	34,242	121,324
Minority interest in income of subsidiary partnerships	17,784	(4,911,970)
Decrease (increase) in cash held in escrow	65,450	(974)
Increase in other assets	(244,373)	(161,578)
Decrease in accounts payable	(241,758)	131,244
Increase in accrued interest payable	462,321	383,945
(Decrease) increase in security deposit payable	(13,207)	(109,275)
Decrease in due to local general partners and affiliates	0	(23,923)
Increase in due to general partner and affiliates	(635,244)	(1,056,669)
Total adjustments	1,106,788	(3,852,965)
Net cash used in operating activities	(957,441)	(1,481,189)
Cash flows from investing activities:
Improvements to property and equipment	(170,026)	0
Decrease in cash held in escrow	112,219	311,833
Proceeds from sale of property	303,289	2,513,602
Increase in due from local general partner and affiliates	(27,000)	0
Net payments from (to) local general partners and affiliates	2,648	(39,670)
Net cash provided by investing activities	221,130	2,785,765
Cash flows from financing activities:
Repayments of mortgage notes	(277,873)	(371,812)
Increase in due to selling partners	0	67,404
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(156,034)	(150,107)
Net cash used in financing activities	(433,907)	(454,515)
Net (decrease) increase in cash and cash equivalents	(1,170,218)	850,061
Cash and cash equivalents at beginning of period	2,668,101	1,375,669
Cash and cash equivalents at end of period*	$1,497,883	$2,225,730
* Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $4 and $20,586, respectively.
Summarized below are the components of the loss on sale of property:
Proceeds from sale of investment – net	$(303,289)	$(2,513,602)
Decrease in property and equipment, net of accumulated depreciation	0	8,693,866
Decrease in cash held in escrow	0	68,129
Decrease (increase) in other assets	54,000	(15,427)
Decrease in mortgage notes payable	(216,891)	(7,369,675)
Increase in accounts payable and other liabilities	436,508	187,299
Decrease in accrued interest payable	0	(3,822,866)
Decrease in security deposit payable	0	(45)
Decrease in due from local general partner and affiliates	63,914	0
Decrease in due to selling partners	0	(67,404)
Decrease in deferred costs	0	29,965
Increase in capitalization of consolidated subsidiaries attributable to minority interest	0	4,931,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2008
(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and thirteen other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  Some of the Properties may also be eligible for the historic rehabilitation tax credits.  As of December 31, 2008, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of one Local Partnership have been sold (see Note 4).  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”).  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s third fiscal quarter ends December 31.  The third quarter for all subsidiaries ends September 30.  Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.  The Partnership’s fiscal quarter ends three months after the subsidiaries in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increase (decrease) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests that exceed the minority interests’ investment in a subsidiary have been charged to the Partnership.  Such losses aggregated approximately $0 for the three and nine months ended December 31, 2008 and 2007, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of December 31, 2008, the results of its operations for the three and nine months ended December 31, 2008 and 2007 and its cash flows for the nine months ended December 31, 2008 and 2007.  However, the operating results for the nine months ended December 31, 2008 may not be indicative of the results for the entire year.

Property and Equipment/Valuation of Long-Lived Assets

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the Properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.  Through December 31, 2008, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

At the time management commits to a plan to dispose of an asset, such asset is adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2008
(Unaudited)

NOTE 2 – Related Party Transactions

A)	Related Party Expenses

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,		Nine months Ended December 31,
	2008	2007*	2008	2007*

Partnership management fees (a)	$75,425	$69,426	$220,225	$237,986
Expense reimbursement (b)	28,904	61,550	79,354	127,476
Local administrative fee (c)	17,750	14,500	53,250	43,500
Total general and administrative-General Partners	122,079	145,476	352,829	408,962
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (d)	57,253	82,143	174,736	177,231
Total general and administrative-related parties	$179,332	$227,619	$527,565	$586,193
*Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Local administrative fee (c)	$1,250	$1,250	$3,750	$3,750
Total general and administrative-related parties	$1,250	$1,250	$3,750	$3,750

(a)           The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner.  Partnership management fees owed to the General Partner amounting to approximately $1,629,000 and $2,170,000 were accrued and unpaid as of December 31, 2008 and March 31, 2008, respectively and are included in due to general partners and affiliates on the consolidated balance sheets.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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

(d)           Property management fees incurred by the Local Partnerships amounted to $101,331 and $90,410 and $302,597 and $317,523 for the three and nine months ended December 31, 2008 and 2007, respectively.  Of these fees, $57,253 and $82,143 and $174,736 and $177,231 were incurred to affiliates of the subsidiary partnerships’ general partners (“Local General Partners”) for the three and nine months ended December 31, 2008 and 2007, respectively, which includes $0 of fees relating to discontinued operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2008
(Unaudited)

B)	Due to Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	December 31, 2008	March 31, 2008

Development fee payable	$1,586,382	$1,583,734
Construction costs payable	50,000	50,000
Operating advances	6,000	126,565
Management and other fees	63,483	63,483
	$1,705,865	$1,823,782

The amounts due to Local General Partners and affiliates from discontinued liabilities consist of the following:

	December 31, 2008	March 31, 2008

Operating advances	$120,565	$0
	$120,565	$0

NOTE 3 – Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities, pursuant to FSP SFAS No. 157-2.  We elected the deferral option available for one year for non-financial assets and liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

NOTE 4 – Sale of Property

As of December 31, 2008, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of one Local Partnership have been sold.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On December 31, 2008, the Partnership sold its limited partnership interest in BX-8A Team Associates, L.P. (“BX-8A”) to an unaffiliated third party purchaser for a sales price of $100,000.  The Partnership received $40,000 from this sale after the repayment of other liabilities of approximately $60,000.  The sale will result in a gain of approximately $13,000 resulting from the write-off of the basis in the Local Partnership of approximately $27,000 at the date of the sale and the $40,000 cash received from the sale, which will be recognized during the quarter ended March 31, 2009.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2008
(Unaudited)

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

NOTE 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of December 31, 2008, BX-8A was classified as a discontinued operation in the consolidated balance sheets.  As of March 31, 2008, Westminster was classified as a discontinued operation in the consolidated balance sheets.  The amounts shown below, as of March 31, 2008, represent residual cash and accounts payable balances as of the balance sheet date from the sale of Westminster.
Consolidated Balance Sheets of Discontinued Operations:

	December 31, 2008	March 31, 2008

Assets
Property and equipment, net of accumulated depreciation of $1,310,841 and $0, respectively	$1,571,735	$0
Cash and cash equivalents	4	436,525
Cash held in escrow	167,900	0
Deferred costs (net of accumulated amortization of $63,410 and $0, respectively)	58,507	0
Due from Local General Partners and affiliates	0	63,914
Deferred costs	1,017,966	0
Other assets	153,478	54,000
Total assets	$2,969,590	$554,439

Liabilities
Mortgage notes payable	$1,748,651	$216,891
Accounts payable and other liabilities	176,979	18
Due to local general partners and affiliates	120,565	0
Due to general partners and affiliates	971,650	0
Minority interest	56,051	0
Total liabilities	$3,073,896	$216,909

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and nine months ended December 31, 2008, BX-8A, which was sold during the nine months ended December 31, 2008 and Westminster, which was sold during the year ended March 31, 2008, were classified as discontinued operations on the condensed consolidated financial statements.  For the three and nine months ended December 31, 2008, BX-8A and Westminster, in order to present comparable results for the three and nine months ended December 31, 2008, were classified as discontinued operations on the condensed consolidated statement of operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2008
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended December 31,		Nine months Ended December 31,
	2008	2007*	2008	2007*

Revenues
Rental income	$82,155	$269,861	$243,197	$1,001,129
Other	(2,832)	12,560	580	34,401
Loss on sale of property (Note 4)	0	(121,324)	(34,242)	(121,324)
Total revenues	79,323	161,097	209,535	914,206
Expenses
General and administrative	33,105	126,893	80,082	429,018
General and administrative-related parties	1,250	1,250	3,750	3,750
Repairs and maintenance	46,628	46,542	57,493	142,864
Operating and other	13,183	60,599	58,652	143,836
Real estate taxes	0	33,232	0	61,151
Insurance	(1,000)	7,824	16,000	48,614
Interest	7,362	132,058	22,381	363,862
Depreciation and amortization	27,543	29,443	85,628	196,170
Total expenses	128,071	437,841	323,986	1,389,265
Loss before minority interest	(48,748)	(276,744)	(114,451)	(475,059)
Minority interest in loss of subsidiaries from discontinued operations	482	5,274,960	786	5,275,387
Net (loss) income from discontinued operations	$(48,266)	$4,998,216	$(113,665)	$4,800,328
Net (loss) income – limited partners from discontinued operations	$(47,783)	$4,948,234	$(112,529)	$4,752,324
Number of BACs outstanding	45,844	45,844	45,844	45,844
Net (loss) income from discontinued operations per weighted average BAC	$(1.04)	$107.94	$(2.46)	$103.66

Cash Flows from Discontinued Operations:

	Nine Months Ended December 31,
	2008	2007*

Net cash used in operating activities	$(485,081)	$(1,427,159)
Net cash (used in) provided by investing activities	$(1,284,152)	$7,085,992
Net cash provided by (used in) financing activities	$1,748,651	$(5,710,263)

*Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2008
(Unaudited)

NOTE 6 – Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of real estate. The Partnership can also be affected by poor economic conditions generally; however no more than 25% of the properties are located in any single state. The properties are concentrated in New Jersey (25%), Kentucky (17%) and California (17%). There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of December 31, 2008, there were three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which, as of December 31, 2008, approximately $832,000 remains to be paid to the Local Partnerships (including approximately $377,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds.  During the nine months ended December 31, 2008, payments of approximately $22,000 were made to the Local Partnerships.  As of December 31, 2008, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of one Local Partnership have been sold (see Item 1, Note 4).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves, exclusive of Local Partnerships’ working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds, although minimal (other than possible sales proceeds and sales distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the nine months ended December 31, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $20,000 and $0, respectively.  Additionally, during the nine months ended December 31, 2008 and 2007, the Partnership received approximately $303,000 and $2,514,000, respectively, of distributions from the sale of Local Partnerships.

For the nine months ended December 31, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $1,170,000 due to net cash used in operating activities of approximately $957,000, improvements to property and equipment of approximately $170,000, an increase in due from local general partners of approximately $27,000, a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately $156,000 and repayments of mortgage notes of approximately $278,000.  Such outflows exceeded proceeds from the sale of property of approximately $303,000, a decrease of cash held in escrow of approximately $112,000 and net payments from local general partners and affiliates of approximately $3,000.  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization of approximately $1,662,000 and loss on sale of property of approximately $34,000.

Total expenses for the three and nine months ended December 31, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $884,766 and $806,519 and $2,592,705 and $2,553,760, respectively.

Accounts payable totaled $455,503 and $434,095 as of December 31, 2008 and March 31, 2008, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  In addition, accounts payable from discontinued operations totaled $176,979 and $18, as of December 31, 2008 and March 31, 2008, respectively.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable totaled $6,471,620 and $6,010,799 as of December 31, 2008 and March 31, 2008, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  In addition, accrued interest payable from discontinued operations totaled $1,500 and $0, as of December 31, 2008 and March 31, 2008, respectively.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

A working capital reserve at the Partnership level of approximately $464,000, exclusive of the Local Partnership’s working capital, remained unused at December 31, 2008.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,629,000 and $2,170,000 were accrued and unpaid as of December 31, 2008 and March 31, 2008, respectively.  Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursement, the Partnership would not be in a position to meet its obligations.

The Local Partnerships are impacted by inflation in several ways.  Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor.  However, the Partnership’s investment in Local Partnerships may not be protected against a general downturn in the national economy.

The Partnership’s investment in Local Partnerships is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.  Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted.

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

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2008.

Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities, pursuant to FSP SFAS No. 157-2.  We elected the deferral option available for one year for non-financial assets and liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

Property and Equipment/Valuation of Long-Lived Assets

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the Properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.  Through December 31, 2008, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

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

Results of Operations

The results of operations for the three and nine months ended December 31, 2008 and 2007 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 5).

Rental income increased approximately 4% and 3% for both the three and nine months ended December 31, 2008, as compared to the corresponding periods in 2007, primarily due to increases in rental rates at the Local Partnerships.

Other income decreased approximately $40,000 and $50,000 for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007, primarily due to interest earned on a lower cash balance being invested at the Partnership and a decrease in penalty fees, cleaning fees, late fees and early termination fees at one Local Partnership.

Total expenses, excluding general and administrative-related parties, repairs and maintenance, operating and other and insurance, remained fairly consistent with decreases of approximately 2% for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007.

General and administrative-related parties decreased approximately $48,000 and $59,000 for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007.  The three month decrease is primarily due to an over accrual of property management fees during the second quarter of 2007, which was corrected in the third quarter of 2007 at one Local Partnership and a decrease in partnership management fees due to the sale of property and a decrease in expense reimbursements at the Partnership level.  The nine month decrease is primarily due to a decrease in partnership management fees due to the sale of property and a decrease in expense reimbursements at the Partnership level.

Repairs and maintenance expense increased approximately $26,000 for the three months ended December 31, 2008 as compared to the corresponding period in 2007, primarily due to an increase in carpet replacements and other apartment repairs at one Local Partnership and the timing of invoices paid at a second Local Partnership.

Operating and other expense increased approximately $40,000 and $57,000 for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007, primarily due to an increase in electricity and sewer costs at one Local Partnership, an increase in water, sewer and gas costs at a second Local Partnership, an increase in electricity and gas costs at a third Local Partnership, an increase in gas costs at a fourth Local Partnership and an overall increase in utility costs at a fifth Local Partnership.

Insurance expense decreased approximately $12,000 and $11,000 for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007, primarily due to decreases in insurance premiums at three Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.11% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure amounts as of December 31, 2008.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended December 31, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	February 9, 2009		By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	February 9, 2009		By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer