Form 10-K
period 2009-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2009-06-29
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K
______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17015

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Exact name of registrant as specified in its charter)

Delaware	13-3809869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests and Beneficial Assignment Certificates

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  o   No   ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2008 was $14,467,000, based on Limited Partner equity as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.  Business

General

Independence Tax Credit Plus L.P. IV (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on February 22, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”).  Centerline Holding Company (“Centerline”), is the ultimate parent of Centerline Manager LLC, the managing member of the General Partner.

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

The Partnership’s business is primarily to invest in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit.  The Partnership had originally acquired interests in fourteen Local Partnerships.  The Partnership’s investments in Local Partnerships represent from 98.99% to 99.89% interests except for one investment which is a 58.12% interest.  As of March 31, 2009, the Partnership has invested approximately $37,555,000 not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships of which approximately $821,000 remains to be paid to the Local Partnerships (including approximately $366,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not intend to acquire interests in additional Local Partnerships, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.  See Item 2, Properties, below.

The Partnership is currently in the process of disposing all of its investments.  During the year ended March 31, 2009, the Partnership’s limited partnership interest in one Local Partnership was sold.  As of March 31, 2009, the Partnership has sold its limited partnership interest in one Local Partnership and the property and the related assets and liabilities of another Local Partnership.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

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

One of the Partnership’s investment objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements during the 15-year period commencing at the beginning of the Credit Period (“Compliance Period”).  None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.  Due to increased market demand for investments in properties that were eligible to receive Tax Credits at the time the Partnership was investing its capital and limitations on the types of investments which were able to be obtained by the Partnership, the purchase price for interests in Local Partnerships which are qualified for purchase by the Partnership increased. As a result of these changes, management was not able to invest the proceeds available for investment in a manner which enables the Partnership to achieve Tax Credits in the originally anticipated range of $140-150 for each $1,000 BAC each year in which the Partnership has been receiving its full entitlement of Tax Credits.  The anticipated tax credits for 2009 and 2010 are $865,736 and $0, respectively.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2015 with respect to the Properties depending upon when the Compliance Period commenced.

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

Impairment of assets is a two-step process.  First, management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis.  If such estimates are below depreciated cost, Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  During the year ended March 31, 2009, the Partnership recorded approximately $12,033,000 as a loss on impairment of assets.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Tax Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

Sale of Properties

On December 31, 2008, the Partnership sold its limited partnership interest in BX-8A Team Associates, L.P. (“BX-8A”) to an unaffiliated third party purchaser for a sales price of $100,000.  The Partnership received $40,000 from this sale after the repayment of other liabilities of approximately $60,000.  The sale resulted in a gain of approximately $102,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $62,000 at the date of the sale and the $40,000 cash received from the sale.  The sale also resulted in a write-off of operating advances of approximately $902,000 owed to the Partnership.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $5,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties

Except for its interest in New Zion Apartments, L.P. (“New Zion”), the Partnership’s investment in each of the remaining twelve Local Partnerships represents 98.99% or 99.89% of the partnership interests in the Local Partnership. The Partnership’s investment in New Zion represents 58.12% of the partnership interest in the subsidiary partnership (the other 41.86% limited partnership interest is owned by an affiliate of the Partnership, with the same management). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the Local General Partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships in which it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties may be found in Item 15. Schedule III.

Local Partnership Schedule

Name and Location (Number of Units)	Date Acquired	Percentage of Units Occupied at May 1,
		2009	2008	2007	2006	2005

BX-8A Team Associates, L.P. Bronx, NY (41)	October 1995	(b)	98%	98%	100%	100%
Westminster Park Plaza (a California Limited Partnership) Los Angeles, CA (130)	June 1996	(a)	(a)	94%	91%	94%
Fawcett Street Limited Partnership Tacoma, WA (60)	June 1996	95%	98%	93%	97%	100%
Figueroa Senior Housing Limited Partnership Los Angeles, CA (66)	November 1996	98%	98%	91%	97%	97%
NNPHI Senior Housing Limited Partnership Los Angeles, CA (75)	December 1996	100%	100%	100%	100%	100%
Belmont/McBride Apartments Limited Partnership Paterson, NJ (42)	January 1997	95%	98%	100%	98%	95%
Sojourner Douglass, L.P. Paterson, NJ (20)	February 1997	100%	100%	100%	100%	100%
New Zion ApartmentsLimited Partnership Shreveport, LA (100)	October 1997	98%	99%	100%	100%	94%
Bakery Village Urban Renewal Associates, L.P. Montclair, NJ (125)	December 1997	96%	97%	97%	98%	98%
Marlton Housing Partnership, L.P. (a Pennsylvania limited partnership) Philadelphia, PA (25)	May 1998	88%	80%	84%	100%	96%
GP Kaneohe Limited Partnership Kaneohe, HI (44)	July 1999	100%	100%	100%	96%	100%
KSD Village Apartments, Phase II, Ltd. Danville, KY (16)	July 1999	88%	88%	94%	100%	94%
Kanisa Apartments, Ltd. Fayette County, KY (59)	October 1999	81%	73%	78%	86%	92%
Guymon Housing Partners, L.P. Guymon, OK (92)	December 1999	96%	99%	91%	95%	96%

(a)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).
(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).

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

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 31, 2009, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 28, 2009, the Partnership has approximately 2,518 registered holders of an aggregate of 45,844 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

The Partnership has made no distributions to the BACs holders as of March 31, 2009.  There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.  However, the Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships, of which approximately $821,000 remains to be paid to the Local Partnerships (including approximately $366,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. During the year ended March 31, 2009, approximately $152,000 was paid to Local Partnerships.  The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no such adjustments made during the year ended March 31, 2009.

The Partnership is currently in the process of disposing all of its investments.  During the year ended March 31, 2009, the Partnership’s limited partnership interest in one Local Partnership was sold.  As of March 31, 2009, the Partnership has sold its limited partnership interest in one Local Partnership and the property and the related assets and liabilities of another Local Partnership.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds, although minimal (other than possible sales proceeds and sales distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the year ended March 31, 2009 and 2008, distributions from operations of the Local Partnerships amounted to approximately $27,000 and $18,000, respectively.  Additionally, during the year ended March 31, 2009 and 2008, the Partnership received approximately $343,000 and $2,514,000, respectively, of distributions from the sale of investments.

For the year ended March 31, 2009, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $1,447,000 due to net cash used in operating activities of approximately $1,484,000, acquisitions of property and equipment of approximately $343,000, repayments of mortgage notes of approximately $326,000, a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately $73,000 and costs related to sale of property of approximately $66,000, which exceeded proceeds from sale of property of approximately $343,000, amounts released from cash held in escrow of approximately $225,000 and amounts received from local general partners and affiliates of approximately $277,000.  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization of approximately $2,190,000, loss on impairment of asset of approximately $12,033,000 and gain on sale of property of approximately $68,000.

Total expenses for the years ended March 31, 2009 and 2008, excluding depreciation and amortization, interest, general and administrative – related parties, and loss on impairment of asset, totaled $3,714,280 and $3,500,060, respectively.

Accounts payable totaled $450,137 and $434,095 as of March 31, 2009 and 2008, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  In addition, accounts payable from discontinued operations as of March 31, 2009 and 2008 totaled $0 and $18, respectively.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of March 31, 2009 and 2008 was $6,301,218 and $6,010,799, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  In addition, there was no accrued interest payable from discontinued operations, as of March 31, 2009 and 2008.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

At March 31, 2009, there is approximately $352,000 in working capital reserves.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the development stage Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of both March 31, 2009 and 2008, the gross amount of the Operating Deficit Guarantees aggregate approximately $123,000 and $123,000, respectively.  As of both March 31, 2009 and 2008, approximately $0 and $36,000, respectively, has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,638,000 and $2,170,000 were accrued and unpaid as of March 31, 2009 and 2008, respectively.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner.

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

Sale of Underlying Properties/Local Partnership Interests

For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 10 in Item 8.

Discontinued Operations

The Partnership is currently in the process of disposing all of its investments.  The disposals meet the criteria established for recognition as a discontinued operation under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  SFAS No. 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity.  See Note 13 in Item 8 for a discussion of the sale of property.  As of March 31, 2009, there were no assets held for sale.

Tabular Disclosure of Contractual Obligations

The following table summarizes the Partnership’s commitments from operations as of March 31, 2009, to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Mortgage notes payable (a)	$25,188,479	$486,069	$911,970	$962,486	$22,827,954

(a)
The mortgage loans are payable in aggregate monthly installments of approximately $101,000 including principal and interest with rates varying from 0% to 8.46% per annum and have maturity dates ranging from 2009 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships’ rents and leases, and are without further recourse. Certain obligations are guaranteed by affiliates of the general partner.

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

Property and Equipment/Valuation of Long-Lived Assets

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the Properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Impairment of assets is a two-step process.  First, management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis.  If such estimates are below depreciated cost, Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

During the year ended March 31, 2009, the Partnership recorded approximately $12,033,000 as a loss on impairment of assets.

Fair Value Measurements

During the first quarter of the fiscal year ending March 31, 2009, we adopted the provisions required by SFAS No. 157 relating to financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.  In accordance with Financial Staff Position 157-2, Effective Date of FASB Statement No. 157, the Partnership has deferred the recognition of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until April, 1 2009.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$59,714	$155,480
Other	43,121	138,928
Total other revenue	$102,835	$294,408
* Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$832	$5,231
Other	7,800	65,820
Total other revenue	$8,632	$71,051
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

Recent Accounting Pronouncements

On May 28, 2009, FASB announced the issuance of SFAS. No. 165 “Subsequent Events”.  This SFAS establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 becomes effective for interim or annual periods ending after June 15, 2009.  The adoption of this FASB is not expected to have a material impact on the Partnership’s consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In April 2009, the FASB issued FSP NO. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability.  A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly.  In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

Results of Operations

The majority of the Local Partnerships’ income continues to be in the form of rental income, with the corresponding expenses being divided among operations, depreciation and mortgage interest.  The following is a summary of the results of operations of the Partnership for the years ended March 31, 2009 and 2008, respectively, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 8, Note 13).

The net (loss) income for the years ended March 31, 2009 and 2008 totaled $(14,904,418) and $2,296,203, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced.  Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years.  The Partnership generated $3,002,588 and $4,297,059 of Tax Credits during each of the 2008 and 2007 tax years, respectively.

During the year ended March 31, 2009, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) “Accounting for the Impairment of Disposal of Long-Lived Assets”, the Partnership deemed the building of Marlton Housing Partnership, LP impaired and wrote it down to its estimated fair value which resulted in a loss of impairment of approximately $2,233,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets was not recoverable evidenced by a history of negative net operating income over the past few years.

During the year ended March 31, 2009, in accordance with SFAS No. 144, the Partnership deemed the building of Fawcett Street Limited Partnership impaired and wrote it down to its estimated fair value which resulted in a loss of impairment of approximately $2,400,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets was not recoverable evidenced by a history of negative net operating income over the past few years.

During the year ended March 31, 2009, in accordance with SFAS No. 144, the Partnership deemed the building of NNPHI Senior Housing Limited Partnership impaired and wrote it down to its estimated fair value which resulted in a loss of impairment of approximately $2,600,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets was not recoverable evidenced by a history of negative net operating income over the past few years.

During the year ended March 31, 2009, in accordance with SFAS No. 144, the Partnership deemed the building of Sojourner Douglass L.P. impaired and wrote it down to its estimated fair value which resulted in a loss of impairment of approximately $1,600,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets was not recoverable evidenced by a history of negative net operating income over the past few years.  Therefore, the property was written down to its appraised value of approximately $81,000.

During the year ended March 31, 2009, in accordance with SFAS No. 144, the Partnership deemed the building of Kanisa Apartments, Ltd. impaired and wrote it down to its estimated fair value which resulted in a loss of impairment of approximately $3,200,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets was not recoverable evidenced by a history of negative net operating income over the past few years.

2009 vs. 2008

Rental income increased approximately 4% for the year ended March 31, 2009 as compared to the corresponding period ended March 31, 2008, primarily due to rental rate increases at the Local Partnerships.

Other income decreased approximately $192,000 for the year ended March 31, 2009 as compared to the corresponding period in 2008, primarily due to lower interest on invested reserve balances at one Local Partnership, decreases in cleaning fee income, penalty and termination income and application fee income at a second Local Partnership, lower cash balances earning interest at three other Local Partnerships and a decrease in interest income earned on lower sale proceeds being invested at the Partnership level.

Total expenses, excluding general and administrative-related parties, operating and other, insurance and loss on impairment of asset, increased approximately 2% for the year ended March 31, 2009 as compared to the corresponding period ended March 31, 2008.

General and administrative-related parties expenses decreased approximately $112,000 for the year ended March 31, 2009 as compared to the corresponding period in 2008, primarily due to a decrease in partnership management fees resulting from the sale of properties and a decrease in expense reimbursement charges at the Partnership level.

Operating and other expenses increased approximately $81,000 for the year ended March 31, 2009 as compared to the corresponding period in 2008, primarily due to an increase in sewer costs at two Local Partnerships as well as an overall increase in utility costs at the Local Partnerships.

Insurance decreased approximately $48,000 for the year ended March 31, 2009 as compared to the corresponding period ended March 31, 2008 primarily due to a change in insurance providers at one Local Partnership.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 8.46% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership currently discloses in Item 8, Note 3 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable.

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

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased.  Inflation also affects the Local Partnerships adversely by increasing operating costs, for example, for such items as fuel, utilities and labor.  However, continued inflation may result in appreciated values of the Local Partnership’s apartment complexes over a period of time as rental revenues and replacement costs continue to increase.

The Partnership does not have any other market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	13

	Consolidated Balance Sheets at March 31, 2009 and 2008	32

	Consolidated Statements of Operations for the years ended March 31, 2009 and 2008	33

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the years ended March 31, 2009 and 2008	34

	Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008	35

	Notes to Consolidated Financial Statements	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Independence Tax Credit Plus L.P. IV and Subsidiaries

We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries (a Delaware limited partnership) as of  March 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the two-year period ended March 31, 2009.  These consolidated financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the consolidated financial statements of nine and twelve subsidiary partnerships, whose losses aggregated $10,524,758 and income aggregated $3,056,395 for the years ended March 31, 2009 and 2008, respectively, and whose assets constituted 71% and 63% of consolidated assets at March 31, 2009 and 2008, respectively.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years ended in the two-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP

New York, New York
June 29, 2009

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners
BX 8A Team Associates, L.P.

We have audited the accompanying balance sheet of BX 8A Team Associates, LP, as of December 31, 2008, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX 8A Team Associates, LP, as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Birmingham, Alabama
April 17, 2009

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

/s/ REZNICK GROUP
Sacramento, California
May 5, 2008

[LETTERHEAD OF MCDANIEL & HALLSTROM, CPA’s]

To the Partners
FAWCETT STREET LIMITED PARTNERSHIP
Tacoma, Washington

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2008 and 2007, and the related statements of operations, partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FAWCETT STREET LIMITED PARTNERSHIP as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McDaniel & Hallstrom, CPA's
Tacoma, Washington
February 13, 2009

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
Figueroa Senior Housing Limited Partnership
Los Angeles, California

I have audited the balance sheet of Figueroa Senior Housing Limited Partnership at December 31, 2008, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended.  These financial statements are the responsibility of Figueroa Senior Housing Limited Partnership's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership at December 31, 2008 and the results of its operations for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the effectiveness of Figueroa Senior Housing Limited Partnership’s internal control over financial reporting as of December 31, 2008, based on Public Company Accounting Oversight Board Standards and my report dated February 19, 2009, expressed a disclaimer of a opinion.

/s/ Clifford Benn, CPA
February 19, 2009
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
February 8, 2008
Carson, California

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
NNPHI Senior Housing, L.P.
Los Angeles, California

I have audited the balance sheet of NNPHI Senior Housing, L.P. at December 31, 2008, and the related statements of loss, changes in partners' capital, and cash flow for the year then ended.  These financial statements are the responsibility of NNPHI Senior Housing, L.P.'s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing, L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the effectiveness of NNPHI Senior Housing, L.P.’s internal control over financial reporting as of December 31, 2008, based on Public Company Accounting Oversight Board Standards and my report dated February 19, 2009, expressed a disclaimer of a opinion.

/s/ Clifford Benn, CPA
February 19, 2009
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

[Letterhead of KOCH GROUP & COMPANY, LLP]

Independent Auditor's Report

To the Partners
Sojourner Douglas Urban Renewal Partnership, L.P.

We have audited the accompanying balance sheets of Sojourner Douglas Urban Renewal Partnership, L.P. (A Limited Partnership) as of December 31, 2008 and 2007 and the related statements of operations, changes in partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sojourner Douglas Urban Renewal Partnership, L.P. (A Limited Partnership) as of December 31, 2008 and 2007 and the results of its operations, changes in its partners’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KOCH GROUP & COMPANY, LLP
New York, New York
February 10, 2009

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
New Zion Apartments Limited Partnership

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, as of December 31, 2008, and the related statements of income, partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership at December 31, 2008, and the results of its operations, changes in partners’ equity (deficit), and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report, dated March 23, 2009 on our consideration of New Zion Apartments Limited Partnership's internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated March 23, 2009 on New Zion Apartments Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplemental information on pages 21 through 34 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Baltimore, Maryland
March 23, 2009

Lead Auditor:  Scott H. Szeliga, CPA

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

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2008, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2008, and the results of its operations, the changes in its partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP, P.C.
Baltimore, Maryland
March 19, 2009

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
Baltimore, Maryland
April 1, 2008

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Marlton Housing Partnership, L.P.

We have audited the accompanying balance sheet of Marlton Housing Partnership, L.P. as of December 31, 2008, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlton Housing Partnership, L.P. as of December 31, 2008, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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
April 4, 2009

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

/s/ Favors & Associates, CPA's, P.S.
Fircrest, Washington
February 11, 2008

[LETTERHEAD OF HANKINS & COMPANY]

Independent Auditors’ Report

Partners
Guymon Housing Partners
Limited Partnership
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Guymon Housing Partners Limited Partnership as of December 31, 2008 and 2007, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guymon Housing Partners Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hankins & Company
Fort Smith, Arkansas
February 27, 2009

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008

ASSETS

Operating assets:
Property and equipment, at cost, less accumulated depreciation (Notes 2, 4 and 7)	$33,534,651	$49,023,752
Cash and cash equivalents (Notes 2, 3 and 12)	1,221,135	2,231,576
Cash held in escrow (Notes 2, 3 and 5)	2,384,087	2,816,310
Deferred costs - less accumulated amortization (Notes 2 and 6)	318,382	409,498
Due from local general partners and affiliates (Note 8)	381,072	299,985
Other assets	381,288	517,343

Total operating assets	38,220,615	55,298,464

Assets of discontinued operations (Note 13):
Net assets held for sale	0	554,439
Total discontinued assets	0	554,439

Total assets	$38,220,615	$55,852,903

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating liabilities:
Mortgage notes payable (Notes 3 and 7)	$25,188,479	$27,258,408
Accounts payable and other liabilities	450,137	434,095
Accrued interest payable	6,301,218	6,010,799
Security deposit payable	313,722	330,190
Due to local general partners and affiliates (Note 8)	1,814,971	1,823,782
Due to general partners and affiliates (Note 8)	2,183,287	2,757,581

Total operating liabilities	36,251,814	38,614,855

Liabilities of discontinued operations (Note 13):
Mortgage notes payable of assets held for sale (Note 7)	0	216,891
Net liabilities held for sale (including minority interest)	0	18
Total discontinued liabilities	0	216,909

Total liabilities	36,251,814	38,831,764

Minority interests (Note 2)	1,303,871	1,456,791

Commitments and contingencies (Notes 8 and 12)

Partners’ capital (deficit):
Limited partners (100,000 BACs authorized; 45,844 issued and outstanding) (Note 1)	1,060,866	15,816,240
General partners	(395,936)	(251,892)

Total partners’ capital (deficit)	664,930	15,564,348

Total liabilities and partners’ capital (deficit)	$38,220,615	$55,852,903

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2009	2008*

Operations:
Revenues
Rental income	$4,808,071	$4,620,999
Other (Note 2)	102,835	294,408
Total revenues	4,910,906	4,915,407
Expenses
General and administrative	1,448,251	1,340,373
General and administrative-related parties (Note 8)	601,460	713,813
Repairs and maintenance	1,026,888	957,269
Operating and other	856,515	775,597
Real estate taxes	132,527	128,407
Insurance	250,099	298,414
Financial, primarily interest	1,390,392	1,408,891
Depreciation and amortization	2,075,109	2,103,374
Loss on impairment of assets	12,033,060	0
Total expenses	19,814,301	7,726,138
Loss from continuing operations before minority interest	(14,903,395)	(2,810,731)
Minority interest in loss of subsidiaries from operations	22,698	6,867
Loss from continuing operations	(14,880,697)	(2,803,864)
Discontinued operations:
(Loss) income from discontinued operations (including minority interest and gain on sale of properties) (Note 13)	(23,721)	5,100,067
Net (loss) income	$(14,904,418)	$2,296,203
Loss from operations – limited partners	$(14,731,890)	$(2,775,825)
(Loss) income from discontinued operations (including minority interest and gain on sale of properties) – limited partners	(23,484)	5,049,066
Net (loss) income – limited partners	$(14,755,374)	$2,273,241
Number of BACs outstanding	45,844	45,844
Loss from operations per BAC	$(321.35)	$(60.55)
(Loss) income from discontinued operations (including minority interest and gain on sale of properties) per BAC	(0.51)	110.14
(Loss) income per BAC	$(321.86)	$49.59

* Reclassified for comparative purposes. The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
YEARS ENDED MARCH 31, 2009 and 2008

	Total	Limited Partners	General Partners

Partners’ capital (deficit) – April 1, 2007	$13,268,145	$13,542,999	$(274,854)
Net income	2,296,203	2,273,241	22,962
Partner’s capital (deficit) – March 31, 2008	15,564,348	15,816,240	(251,892)
Net loss	(14,904,418)	(14,755,374)	(149,044)
Forgiveness of related party debt	5,000	0	5,000
Partner’s capital (deficit) – March 31, 2009	$664,930	$1,060,866	$(395,936)

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(14,904,418)	$2,296,203
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,190,395	2,359,711
Gain on sale of property	(68,089)	(5,032,150)
Loss on impairment of assets	12,033,060	0
Minority interest in loss of subsidiary partnerships	(79,535)	(351,547)
Decrease in cash held in escrow	108,750	186,381
Decrease in other assets	70,681	40,951
Decrease in accounts payable and other liabilities	(427,953)	(398,375)
Increase (decrease) in accrued interest payable	290,419	(3,482,834)
Increase (decrease) in security deposit payable	5,655	(84,924)
Increase in due to local general partners and affiliates	187,852	63,483
Decrease in due to local general partners and affiliates	0	(162,531)
Increase in due from local general partners	(381,072)	(132,310)
Decrease in due to general partner and affiliates	(509,294)	(969,998)
Total adjustments	13,420,869	(7,964,143)
Net cash used in operating activities	(1,483,549)	(5,667,940)
Cash flows from investing activities:
(Acquisition) disposal of property and equipment	(343,142)	70,867
Decrease in cash held in escrow	224,965	329,548
Proceeds from sale of property	343,289	14,070,228
Costs relating to sale of property	(66,362)	(119,597)
Increase in due to local general partners and affiliates	277,034	147,767
Increase in due to selling partners	0	67,404
Net cash provided by investing activities	435,784	14,566,217
Cash flows from financing activities:
Repayments of mortgage notes	(325,816)	(7,576,453)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(73,385)	(29,392)
Net cash used in financing activities	(399,201)	(7,605,845)
Net (decrease) increase in cash and cash equivalents	(1,446,966)	1,292,432
Cash and cash equivalents at beginning of year	2,668,101	1,375,669
Cash and cash equivalents at end of year*	$1,221,135	2,668,101
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,127,614	$5,284,742
Summarized below are the components of the gain on sale of property:
Proceeds from sale of investment – net	$(276,927)	$(13,950,631)
Decrease in property and equipment, net of accumulated depreciation	1,643,157	8,552,130
Decrease in cash held in escrow	98,508	68,129
Decrease (increase) in other assets	119,374	(15,427)
Increase in accounts payable and other liabilities	443,981	381,098
Decrease in security deposit payable	(22,123)	(45)
Decrease in due to selling partners	0	(67,404)
Decrease in due to local general partners and affiliates	(109,798)	0
Decrease in due to general partners and affiliates	(65,000)	0
Decrease in mortgage notes	(1,961,004)	0
Decrease in deferred costs	56,743	0
Increase in capital contribution – General Partner	5,000	0

* Cash and cash equivalents at end of period includes cash and cash equivalents from discontinued operations of $0 and $436,525, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 1 - General

Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) (the “Partnership”) was organized on February 22, 1995 and commenced a public offering on July 6, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”).  Centerline Holding Company (“Centerline”) is the ultimate parent of Centerline Manager LLC, the managing member of the General Partner.

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and its subsidiary partnerships for the years ended March 31, 2009 and 2008, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships (the “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of the consolidated subsidiaries attributable to minority interests arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests’ investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $26,000 and $0 for the years ended March 31, 2009 and 2008, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

d)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Impairment of assets is a two-step process.  First, management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis.  If such estimates are below depreciated cost, Property investments are reduced to estimated fair value (using estimated future discounted net cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.  During the year ended March 31, 2009, the Partnership recorded approximately $12,033,000 as a loss on impairment of assets.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale at March 31, 2009.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$59,714	$155,480
Other	43,121	138,928
Total other revenue	$102,835	$294,408
* Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$832	$5,231
Other	7,800	65,820
Total other revenue	$8,632	$71,051
* Reclassified for comparative purposes.

f)  Income Taxes

The Partnership is not a tax paying entity for income tax purposes and, accordingly, no provision has been made for income taxes.  The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

Effective July 1, 2007, the Partnership adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). — an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

The implementation of FIN 48 resulted in no material liability for unrecognized tax benefits and no material change to the beginning partner’s capital of the Partnership. As of and during the year ended March 31, 2009, the Partnership did not have a liability for any unrecognized tax benefits. The Partnership recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statement of Operations. During the year, the Partnership did not incur any interest or penalties.

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

k)  Recent Accounting Pronouncements

On May 28, 2009, FASB announced the issuance of SFAS. No. 165 “Subsequent Events”.  This SFAS establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 becomes effective for interim or annual periods ending after June 15, 2009.  The adoption of this FASB is not expected to have a material impact on the Partnership’s consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In April 2009, the FASB issued FSP NO. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability.  A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly.  In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 3 – Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Cash Held in Escrow and Accounts Payable and Other Liabilities
The carrying amount approximates fair value due to the short-term maturity of the instruments.

Mortgage Notes Payable
In the first quarter of our fiscal year ended March 31, 2009, the Partnership adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

Level 3:	Unobservable inputs that reflect the Partnership's own assumptions.

In accordance with Financial Staff Position 157-2, Effective Date of FASB Statement No. 157, the Partnership has deferred the recognition of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until April, 1 2009.  As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.

The Partnership has estimated the fair values of the mortgage notes and the necessary disclosures as follows:

	Fair Value Measurements at March 31, 2009 using Fair Value Hierarchy
	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$0	$0	$15,101,746

	Fair Value Measurements at March 31, 2008 using Fair Value Hierarchy
	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$0	$0	$16,472,808

For the mortgage notes, fair value is calculated using present value cash flow models based on a discount rate. It was determined that the Tender Option Bond market, through which these bonds have been securitized in the past, continued to see  a dramatic slowdown with limited liquidity and significantly reduced transaction levels,  To assist in valuing these notes the partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business.  The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying property partnerships, which held the mortgage notes, to determine what discount rates to utilize.

Upon the sale of Westminster during the year ended March 31, 2008, the mortgage note to Community Redevelopment Agency of the City of Los Angeles (“CRA”) was paid off.  In accordance with the loan agreement, Westminster was required to pay CRA 50% of the net proceeds from the sale transaction, which amounted to $216,891.  As of December 31, 2008, $0 remains due to CRA.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives from operating assets are as follows:

	March 31,		Estimated Useful Lives (Years)
	2009	2008

Land	$2,003,490	$2,015,069
Building and improvements	51,500,210	67,252,682	27.5
Furniture and fixtures	1,286,118	942,976	5 – 7

	54,789,818	70,210,727
Less: Accumulated depreciation	(21,255,167)	(21,186,975)

	$33,534,651	$49,023,752

Depreciation expense for the years ended March 31, 2009 and 2008 amounted to $2,046,500 and $2,064,258, respectively.

Depreciation expense from discontinued operations for the years ended March 31, 2009 and 2008 amounted to $109,522 and $218,608, respectively.

NOTE 5 - Cash Held in Escrow

Cash held in escrow from operating assets consists of the following:

	March 31,
	2009	2008

Purchase price payments*	$365,846	$433,646
Real estate taxes, insurance and other	723,948	877,823
Reserve for replacement	1,004,760	1,199,098
Tenant security deposits	289,533	305,743
	$2,384,087	$2,816,310
* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

	March 31,
	2009	2008	Period

Financing costs	$884,890	$1,006,807	2 through 45 years
Other deferred costs	133,786	133,786
	1,018,676	1,140,593
Less: Accumulated amortization	(700,294)	(731,095)

	$318,382	$409,498

Amortization expense for the years ended March 31, 2009 and 2008 amounted to $28,609 and $39,116, respectively.

Amortization expense from discontinued operations for the years ended March 31, 2009 and 2008 amounted to $5,764 and $37,729, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 7 - Mortgage Loans Payable

The mortgage loans from operations are payable in aggregate monthly installments of approximately $89,000 including principal and interest with rates varying from 0% to 8.46% per annum and have maturity dates ranging from 2009 through 2051.  The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships’ rents and leases, and are without further recourse.  Certain obligations are guaranteed by affiliates of the general partner.
Annual principal payments on the permanent debt requirements for mortgage notes payable for each of the next five calendar years and thereafter are as follows:

Year Ending December 31, (which relates to the subsidiary partnerships)	Amount

2009	$486,069
2010	445,194
2011	466,776
2012	483,034
2013	479,452
Thereafter	22,827,954
$25,188,479

The mortgage agreements generally require monthly deposits to replacement reserves and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

Accrued interest payable amounted to approximately $6,301,000 and $6,011,000 as of March 31, 2009 and 2008, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  Accrued interest payable is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

Mortgage loans from discontinued operations amounted to $0 and $216,891 as of March 31, 2009 and 2008, respectively.  The mortgage loan from discontinued operations of $216,891 as of March 31, 2008 represented a disposition fee payable upon the sale of Westminster.  See Note 3 for detailed discussion regarding this amount.

NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner, the Local General Partners and their respective affiliates receive their pro-rata share of profits, losses and tax credits.

A)  Guarantees

The Partnership had negotiated Operating Deficit Guaranty Agreements with the Local Partnerships whereby the Local General Partners of such Local Partnerships and/or their affiliates agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2009 and 2008, Operating Deficit Guarantees aggregate approximately $123,000 and $123,000, respectively.  As of March 31, 2009 and 2008, approximately $0 and $36,000, respectively, has been funded under the Operating Deficit Guaranty Agreements. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

B)  Related Party Expenses

Expenses incurred to related parties from operations for the years ended March 31, 2009 and 2008 were as follows:

	Years Ended March 31,
	2009	2008*

Partnership management fees (a)	$229,179	$290,617
Expense reimbursements (b)	114,017	153,476
Local administrative fees (d)	38,000	71,000
Total general and administrative – General Partner	381,196	515,093
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (c)	220,264	198,720
Total general and administrative-related parties	$601,460	$713,813

Expenses incurred to related parties from discontinued operations for the years ended March 31, 2009 and 2008 were as follows:

	Years Ended March 31,
	2009	2008*

Local administrative fees (d)	$5,000	$5,000
Total general and administrative – General Partner	$5,000	$5,000
* Reclassified for comparative purposes.

(a)   The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner. Partnership management fees owed to the General Partner amounting to approximately $1,638,000 and $2,170,000 were accrued and unpaid as of March 31, 2009 and 2008, respectively.

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

(c)   Property management fees incurred by the Local Partnerships amounted to $346,945 and $375,586 for the years ended March 31, 2009 and 2008, respectively.  Of these fees, $220,264 and $198,720  were incurred to affiliates of the Local General Partners.

(d)   Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

C)  Due to/from Local General Partners and Affiliates

Due to Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2009	2008

Development fee payable	$1,586,284	$1,583,734
Construction costs payable	50,000	50,000
Operating advances	46,000	126,565
Management and other fees	132,687	63,483

	$1,814,971	$1,823,782

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

Due from Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2009	2008

Local general partner loan receivable	$381,072	$299,985

Due from Local General Partners and affiliates from discontinued liabilities consists of the following:

	March 31,
	2009	2008

Operating advances	$0	$(76,851)
Management and other fees receivable	0	140,765
	$0	$63,914

NOTE 9 – Taxable Net Loss

A reconciliation of the consolidated financial statement net income (loss) to the income tax loss for the Partnership and its consolidated subsidiaries follows:

	Years Ended March 31,
	2008	2007

Financial statement net income (loss)	$(14,904,418)	$2,296,203

Differences between depreciation and amortization expense for financial reporting purposes and income tax purposes	(406,606)	(398,803)

Differences resulting from Partnership having a different fiscal year for income tax and financial reporting purposes	96,575	(46,302)

Tax exempt interest income	(2,903)	(69,367)

Provision for loss on impairment	12,033,060	0

Difference between gain on sale of property for financial reporting purpose and income tax purposes	0	(351,115)

Difference between gains and losses allocated to minority interest for financial reporting purposes and tax purposes	(860,969)	(9,767,944)

Other, including accruals for financial reporting purposes not deductible for income tax purposes until paid	459,220	2,682,380

Net loss per income tax returns	$(3,586,041)	$(5,654,948)

NOTE 10 – Sale of Property

The Partnership is currently in the process of disposing of all of its investments.  During the year ended March 31, 2009, the Partnership’s limited partnership interest in one Local Partnership was sold.  As of March 31, 2009, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of one Local Partnership have been sold.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On December 31, 2008, the Partnership sold its limited partnership interest in BX-8A Team Associates, L.P. (“BX-8A”) to an unaffiliated third party purchaser for a sales price of $100,000.  The Partnership received $40,000 from this sale after the repayment of other liabilities of approximately $60,000.  The sale resulted in a gain of approximately $102,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $62,000 at the date of the sale and the $40,000 cash received from the sale.  The sale also resulted in a write-off of operating advances of approximately $902,000 owed to the Partnership.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $5,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 11 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2009 and 2008.

	Quarter Ended
OPERATIONS	June 30, 2008*	September 30, 2008*	December 31, 2008	March 31, 2009

Revenues	$1,262,255	$1,262,469	$1,293,273	$1,092,909
Total expenses	(1,910,086)	(1,899,492)	(1,940,413)	(14,064,310)
Loss from continuing operations before minority interest	(647,831)	(637,023)	(647,140)	(12,971,401)
Minority interest in (income) loss of subsidiaries from operations	(9,433)	(3,359)	(5,778)	41,268
Loss from continuing operations	(657,264)	(640,382)	(652,918)	(12,930,133)
(Loss) income from discontinued operations (including minority interest and gain on sale of properties)	(60,147)	(5,252)	(48,266)	89,944
Net loss	$(717,411)	$(645,634)	$(701,184)	$(12,840,189)
Net loss – limited partnership	$(710,237)	$(639,177)	$(694,172)	$(12,711,788)
Loss per weighted average BAC from operations	$(14.19)	$(13.83)	$(14.10)	$(279.23)
(Loss) income per weighted average BAC from discontinued operations	(1.30)	(0.11)	(1.04)	1.94
Net loss per weighted average BAC	$(15.49)	$(13.94)	$(15.14)	$(277.29)

	Quarter Ended
OPERATIONS	June 30, 2007*	September 30, 2007*	December 31, 2007*	March 31, 2008*

Revenues	$1,246,820	$1,225,899	$1,286,939	$1,155,749
Total expenses	(1,842,487)	(2,021,006)	(1,961,299)	(1,901,346)
Loss from continuing operations before minority interest	(595,667)	(795,107)	(674,360)	(745,597)
Minority interest in loss (income) of subsidiaries from operations	241	(6,300)	(357,359)	370,285
Loss from continuing operations	(595,426)	(801,407)	(1,031,719)	(375,312)
(Loss) income from discontinued operations (including minority interest)	(143,829)	(54,059)	4,998,216	299,739
Net (loss) income	$(739,255)	$(855,466)	$3,966,497	$(75,573)
Net (loss) income – limited partnership	$(731,863)	$(846,911)	$3,926,832	$(74,817)
Loss per weighted average BAC from operations	$(12.86)	$(17.30)	$(22.28)	$(8.10)
(Loss) income per weighted average BAC from discontinued operations	(3.10)	(1.17)	107.93	6.47
Net (loss) income per weighted average BAC	$(15.96)	$(18.47)	$85.65	$(1.63)

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 12 – Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation for up to $250,000 with certain limitations.  At March 31, 2009, uninsured cash and cash equivalents at various banking institutions approximated $894,000.

b)  Leases

Certain subsidiary partnerships have land lease arrangements whereby they are  obligated to pay $1 per annum through June 2054.

c)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced.  The Credit Period generally runs for ten years from the date it commenced with respect to each eligible Property.  Because of the time required for the acquisition, completion and rent-up of Properties, as expected, that the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $3,115,662 and $4,297,059 of Tax Credits during each of the 2008 and 2007 tax years, respectively.  The Tax Credits have expired, and will continue to expire, at various times through 2010.

NOTE 13 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of March 31, 2009, there were no assets classified as discontinued operations in the consolidated financial statements.  As of March 31, 2008, Westminster was classified as a discontinued operation in the consolidated balance sheets.  The amounts shown below, as of March 31, 2008, represent residual cash and accounts payable balances as of the balance sheet date from the sale of Westminster.

Consolidated Balance Sheets:

	March 31, 2009	March 31, 2008

Assets
Cash and cash equivalents	$0	$436,525
Due from Local General Partners and affiliates (Note 8)	0	63,914
Other assets	0	54,000
Total assets	$0	$554,439

Liabilities
Mortgage notes payable	$0	$216,891
Accounts payable and other liabilities	0	18
Total liabilities	$0	$216,909

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 31, 2009, BX-9A, which was sold during the year, was classified as discontinued operations in the consolidated statements of operations.  For the year ended March 31, 2008, Westminster, which was sold during the year, and BX-8A, in order to present comparable results to the year ended March 31, 2009, were classified as discontinued operations in the consolidated statements of operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2009	2008*

Revenues
Rental income	$320,167	$1,085,563
Other (Note 2)	8,632	71,051
Gain on sale of properties (Note 10)	68,089	5,032,150
Total revenues	396,888	6,188,764
Expenses
General and administrative	112,515	308,934
General and administrative-related parties (Note 8)	5,000	5,000
Repairs and maintenance	84,501	196,605
Operating and other	103,374	178,901
Real estate taxes	0	37,846
Insurance	29,129	56,736
Financial, primarily interest	27,641	393,017
Depreciation and amortization	115,286	256,337
Total expenses	477,446	1,433,376
Income (loss) before minority interest	(80,558)	4,755,388
Minority interest in loss of subsidiaries from discontinued operations	56,837	344,679
Total income (loss) from discontinued operations (including gain on sale of properties and minority interest)	$(23,721)	$5,100,067
Income (loss) – limited partners from discontinued operations (including gain on sale of properties and minority interest)	$(23,484)	$5,049,066
Number of BACs outstanding	45,844	45,844
Income (loss) from discontinued operations (including gain on sale of properties and minority interest) per BAC	$(0.51)	$110.14

*	Reclassified for comparative purposes.

	Years Ended March 31,
	2009	2008*

Cash flows from discontinued operations
Net cash used in operating activities	$(827,474)	$(6,812,310)
Net cash provided by (used in) investing activities	$465,243	$14,484,459
Net cash used in financing activities	$(74,294)	$(7,235,624)

*	Reclassified for comparative purposes.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Partnership has no directors or executive officers. The Partnership’s affairs are managed and controlled by Related Independence LLC (“RILLC”), the General Partner.  The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, Centerline Holding Company (“Centerline”), the ultimate parent company of CharterMac Capital LLC (“CharterMac Capital”), which controls the General Partner, has adopted a code of ethics (see http://www.centerline.com).

Certain information concerning the executive officers of the General Partner is set forth below.

Name	Position

Robert L. Levy	Chief Financial Officer
Andrew J. Weil	President and Chief Executive Officer
Mark D. Schnitzer	Senior Vice President

ROBERT L. LEVY, 43, is the Chief Financial Officer of Centerline.  Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company (“AMAC”), a publicly traded real estate investment trust managed by an affiliate of Centerline.  Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments.  Mr. Levy joined Centerline’s predecessor in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 38, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 48, is the Chief Executive Officer of Centerline.  He is responsible both for financial restructurings of real estate properties and directing Centerline Affordable Housing Advisors LLC’s acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline Affordable Housing Advisors LLC in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.  Mr. Schnitzer also serves on the Board of Trustees of Centerline.

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

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of May 28, 2009 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each executive officer of the General Partner of RILLC and (iii) the directors and executive officers of the general partners of RILLC as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	2,868.06	(2)	6.3%
J. Michael Fried	2,868.06	(2)(3)	6.3%
Alan P. Hirmes	2,868.06	(2)(3)	6.3%
Stuart J. Boesky	2,868.06	(2)(3)	6.3%
Stephen M. Ross	2,868.06	(2)(3)	6.3%
Marc D. Schnitzer	2,868.06	(2)(3)	6.3%
Andrew J. Weil	-		-
Robert L. Levy	-		-

All executive officers of the general partner of the Related General Partner as a group (three persons)

	2,868.06	(2)(3)	6.3%

(1)     The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2)     As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. and Lehigh Tax Credit Partners, Inc. on January 25, 1999 with the Securities and Exchange Commission.

(3)     Each such party serves as an executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried, Stuart J. Boesky and Alan Hirmes who own only economic interests.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
The aggregate fees by Friedman LLP for professional services rendered for the audit of the Partnership’s annual consolidated financial statements for the years ended March 31, 2009 and 2008 and for the reviews of the financial information included in the Partnership’s quarterly reports on Form 10-Q for those years were $82,500 and $98,000, respectively.

Audit Related Fees
None.

Tax Fees
The aggregate fees by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership’s annual tax returns were $9,750 for both years ended December 31, 2008 and 2007.

All Other Fees
None.

The Partnership is not required to have and does not have a standalone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
		Sequential Page

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	13

	Consolidated Balance Sheets at March 31, 2009 and 2008	32

	Consolidated Statements of Operations for the years ended March 31, 2009 and 2008	33

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the years ended March 31, 2009 and 2008	34

	Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008	35

	Notes to Consolidated Financial Statements	36

(a) 2.	Consolidated Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	55

	Schedule I - Condensed Financial Information of Registrant	56

	Schedule III - Real Estate and Accumulated Depreciation	59

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV as adopted on February 22, 1995*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. IV as filed on February 22, 1995*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. IV and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	52

	*Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-89968}

	**Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-89968}

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

PART IV

Item 15.	Exhibits, Financial Statement Schedules (continued)
(c)	Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

	BX-8A Team Associates, L.P.	NY
	Fawcett Street Limited Partnership	WA
	Figueroa Senior Housing Limited Partnership	CA
	NNPHI Senior Housing Limited Partnership	CA
	Belmont/McBride Apartments Limited Partnership	NJ
	New Zion Apartments Limited Partnership	LA
	Bakery Village Urban Renewal Associates, L.P.	NJ
	Sojourner Douglass, L.P.	NJ
	Marlton Housing Partnership, L.P.	PA
	GP Kaneohe Limited Partnership	HI
	KSD Village Apartments, Phase II, Ltd.	KY
	Kanisa Apartments, Ltd.	KY
	Guymon Housing Partners, L.P.	OK

(d)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	June 29, 2009		By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer and Principal Accounting Officer

Date:	June 29, 2009		By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert L. Levy Robert L. Levy	Chief Financial Officer (principal accounting officer) of Related Independence L.L.C.	June 29, 2009

/s/ Andrew J. Weil Andrew J. Weil	President, Chief Executive Officer of Related Independence L.L.C.	June 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

Under date of June 29, 2009, we reported on the basic consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the two-year period ended March 31, 2009.

In connection with our audits of the basic aforementioned consolidated financial statements, we have also audited supporting Schedule I as of March 31, 2009 and 2008 and for the years ended March 31, 2009 and 2008, and Schedule III as of March 31, 2009 and for the years ended March 31, 2009 and 2008.  These supporting schedules are the responsibility of the Partnerships' management.  Our responsibility is to express an opinion on these schedules based on our audits.  In our opinion, these schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

/s/Friedman LLP

New York, New York
June 29, 2009

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)

CONDENSED BALANCE SHEETS

ASSETS

	2009	2008

Cash and cash equivalents	$807,515	$1,662,363
Investment in subsidiary partnerships	0	13,548,292
Cash held in escrow	365,846	433,646
Other assets	1,226,454	2,304,271
Total assets	$2,399,815	$17,948,572

LIABILITIES AND PARTNERS’ CAPITAL

Due to general partner and affiliates	$1,672,192	$2,314,782
Other liabilities	67,693	69,442
Total liabilities	1,739,885	2,384,224
Partners’ capital	659,930	15,564,348
Total liabilities and partners’ capital	$2,399,815	$17,948,572

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero.  Accordingly, partners’ equity on the consolidated balance sheet will differ from partners’ equity shown above.

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2009	2008
Revenues
Other income	$32,431	$73,636
Loss on sale of property	(125,678)	(121,324)
Total loss	(93,247)	(47,688)

Expenses

Administrative and management	141,420	174,568
Administrative and management-related parties	343,192	444,093

Total expenses	484,612	618,661

Loss from operations	(577,859)	(666,349)

Equity in (loss) income of subsidiary partnerships	(14,326,559)	2,962,552

Net (loss) income	$(14,904,418)	$2,296,203

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF CASH FLOWS

Increases (Decreases) in Cash and Cash Equivalents

	Years Ended March 31,
	2009	2008

Cash flows from operating activities:

Net (loss) income	$(14,904,418)	$2,296,203

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Equity in income (loss) of subsidiary partnerships	14,326,559	(2,962,552)
Decrease (increase) in other assets	1,026,806	(384,195)
Increase (decrease) in liabilities:
Due to general partner and affiliates	(642,590)	(971,340)
Other liabilities	(1,749)	15,161

Total adjustments	14,709,026	(4,302,926)

Net cash used in operating activities	(195,392)	(2,006,723)

Cash flows from investing activities:

Decrease in cash held in escrow	67,800	65,927
(Increase) decrease in investments in subsidiary partnerships	(727,256)	2,951,869

Net cash (used in) provided by investing activities	(659,456)	3,017,796

Net (decrease) increase in cash and cash equivalents	(854,848)	1,011,073

Cash and cash equivalents, beginning of year	1,662,363	651,290

Cash and cash equivalents, end of year	$807,515	$1,662,363

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
SCHEDULE III
CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2009

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Impairments	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements are Computed (a)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Apartment Complexes

BX-8A Team Associates, L.P. (c)
Bronx, NY	$0	$5,467	$2,667,819	$(2,673,286)	$0	$0	$0	$0	1995-96	Oct. 1995	27.5	years
Westminster Park Plaza (b)
Los Angeles, CA	0	1,197,697	8,093,774	(9,291,471)	0	0	0	0	1996-97	June 1996	27.5	years
Fawcett Street Limited Partnership
Tacoma, WA	1,918,856	390,654	4,247,465	(2,111,819)	396,383	2,029,917	2,426,300	1,957,022	1996-97	June 1996	27.5	years
Figueroa Senior Housing Limited Partnership
Los Angeles, CA	2,966,555	279,000	4,978,250	617,933	291,377	5,583,806	5,875,183	2,255,031	1996-97	Nov. 1996	27.5	years
NNPHI Senior Housing Limited Partnership
Los Angeles, CA	3,882,786	709,657	6,135,419	(1,344,475)	715,387	3,985,214	4,700,601	2,521,608	1996-97	Dec. 1996	27.5	years
Belmont/McBride Apartments Limited Partnership
Paterson, NJ	2,682,037	154,934	5,627,693	2,512,963	182,633	8,112,957	8,295,590	3,079,131	1997-98	Jan. 1997	27.5	years
Sojourner Douglass, L.P.
Paterson, NJ	1,977,352	141,297	2,573,950	(1,416,822)	143,996	1,154,429	1,298,425	1,164,362	1997-98	Feb. 1997	27.5	years
New Zion Apartments Limited Partnership
Shreveport, LA	753,741	20,000	2,688,770	137,075	22,699	2,823,146	2,845,845	1,221,296	1997-98	Oct. 1997	27.5	years
Bakery Village Urban Renewal Associates, L.P.
Montclair, NJ	4,151,919	50,000	14,912,416	2,961,412	52,699	17,871,129	17,923,828	4,645,964	1997-98	Dec. 1997	27.5	years
Marlton Housing Partnership, L.P.
Philadelphia, PA	1,849,000	2,648	1,547,121	(1,261,840)	4,355	153,574	157,929	92,380	1998-99	May 1998	27.5	years
GP Kaneohe Limited Partnership
Kaneohe, HI	1,578,996	0	3,306,828	90,211	613	3,396,426	3,397,039	918,064	1999-00	July 1999	7-40	years
KSD Village Apartments, Phase II Ltd.
Danville, KY	363,512	0	887,539	40,224	612	927,150	927,762	262,605	1999-00	July 1999	10-40	years
Kanisa Apartments Ltd.
Fayette County, KY	1,369,503	106,592	4,846,543	124,390	107,205	1,770,320	1,877,525	1,199,746	1998-99	Oct. 1999	5-40	years
Guymon Housing Partners, L.P.
Guymon, OK	1,694,222	84,918	4,238,907	739,965	85,531	4,978,260	5,063,791	1,937,958	1998-99	Dec. 1999	27.5	years
Less discontinued operations	0	(1,203,164)	(10,761,593)	11,964,757	0	0	0	0

	$25,188,479	$1,939,700	$55,990,901	$1,089,217	$2,003,490	$52,786,328	$54,789,818	$21,255,167

(a)Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b)The property and related assets and liabilities were sold during the fiscal year ended March 31, 2008.
(c)The Partnership’s limited partnership interest was sold during the year ended March 31, 2009.

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
SCHEDULE III
CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2009

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2009	2008	2009	2008

Balance at beginning of year	$70,210,727	$81,401,378	$21,186,975	$21,471,763
(Adjustment to) additions during year:
Land, building and improvements	343,142	70,868
Discontinued operations, dispositions and impairments	(15,764,051)	(11,261,519)
Accumulated depreciation on dispositions and impairments			(2,087,830)	(2,567,654)
Depreciation expense			2,156,022	2,282,866
Balance at close of year	$54,789,818	$70,210,727	$21,255,167	$21,186,975

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.