Form 10-Q
period 2009-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2009-08-06
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17015

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Exact name of registrant as specified in its charter)

Delaware	13-3809869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No  ☑

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2009	March 31, 2009*
	(Unaudited)

ASSETS
Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $21,675,536 and $21,255,167, respectively)	$33,114,282	$33,534,651
Cash and cash equivalents	1,144,573	1,221,135
Cash held in escrow	2,347,576	2,384,087
Deferred costs (net of accumulated amortization of $706,385 and $700,294, respectively)	312,291	318,382
Due from local general partners and affiliates (Note 2)	384,985	381,072
Other assets	424,081	381,288
Total operating assets	$37,727,788	$38,220,615
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating liabilities
Mortgage notes payable	$25,058,731	$25,188,479
Accounts payable and other liabilities	485,362	450,137
Accrued interest payable	6,451,854	6,301,218
Security deposit payable	312,572	313,722
Due to local general partners and affiliates (Note 2)	1,797,159	1,814,971
Due to general partners and affiliates (Note 2)	2,264,175	2,183,287
Total operating liabilities	36,369,853	36,251,814
Commitments and contingencies (Note 6)
Partners’ capital (deficit):
Limited partners – 45,844 Beneficial Assignment Certificates (“BACs”) issued and outstanding	511,901	1,060,866
General partners	(401,481)	(395,936)
Independence Tax Credit Plus L.P. IV total	110,420	664,930
Noncontrolling interests	1,247,515	1,303,871
Total partners’ capital (deficit)	1,357,935	1,968,801
Total liabilities and partners’ capital (deficit)	$37,727,788	$38,220,615

* Reclassified for comparative purposes. The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2009	2008*

Operations:
Revenues
Rental income	$1,276,569	$1,213,488
Other	40,378	48,767
Total revenues	1,316,947	1,262,255
Expenses
General and administrative	393,109	360,780
General and administrative-related parties (Note 2)	159,134	196,208
Repairs and maintenance	224,485	181,300
Operating and other	221,346	193,380
Real estate taxes	33,532	31,307
Insurance	62,821	72,276
Interest	344,926	350,823
Depreciation and amortization	426,460	524,011
Total expenses	1,865,813	1,910,085
Loss from operations	(548,866)	(647,830)
Loss from discontinued operations	0	(60,404)
Net loss	(548,866)	(708,234)
Net income attributable to noncontrolling interests from operations	(5,644)	(9,433)
Net loss attributable to noncontrolling interests from discontinued operations	0	256
Net loss attributable to noncontrolling interests	(5,644)	(9,177)
Net loss attributable to Independence Tax Credit Plus L.P. IV	$(554,510)	$(717,411)
Loss from continuing operations – limited partners	$(548,965)	$(650,690)
Loss from discontinued operations – limited partners	0	(59,547)
Net loss – limited partners	$(548,965)	$(710,237)
Number of BACs outstanding	45,844	45,844
Loss from continuing operations per weighted average BAC	$(11.97)	$(14.19)
Loss from discontinued operations per weighted average BAC	0	(1.30)
Net loss per weighted average BAC	$(11.97)	$(15.49)
* Reclassified for comparative purposes. The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit)
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ capital (deficit) – April 1, 2009	$1,968,801	$1,060,866	$(395,936)	$1,303,871
Net loss	(548,866)	(548,965)	(5,545)	5,644
Distributions	(62,000)	0	0	(62,000)
Partners’ capital (deficit) – June 30, 2009	$1,357,935	$511,901	$(401,481)	$1,247,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2009	2008*

Cash flows from operating activities:
Net loss	$(548,866)	$(708,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	426,460	552,955
Loss on sale of property	0	34,242
Increase in cash held in escrow	(75,642)	(173,099)
Increase in other assets	(42,793)	(62,067)
Increase (decrease) in accounts payable	35,225	(125,853)
Increase in accrued interest payable	150,636	168,327
Decrease in security deposit payable	(1,150)	(19,014)
Increase in due from general partner and affiliates	(3,913)	0
Decrease in due to local general partners and affiliates	(17,812)	(63,483)
Increase in due to general partner and affiliates	80,888	109,620
Total adjustments	551,899	421,628
Net cash provided by (used in) operating activities	3,033	(286,606)
Cash flows from investing activities:
Release of cash held in escrow	112,153	22,316
Proceeds from sale of property	0	303,289
Increase in due from local general partner and affiliates	0	(9,000)
Net payments from local general partners and affiliates	0	2,503
Net cash provided by investing activities	112,153	319,108
Cash flows from financing activities:
Repayments of mortgage notes	(129,748)	(89,804)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(62,000)	(7,167)
Net cash used in financing activities	(191,748)	(96,971)
Net decrease in cash and cash equivalents	(76,562)	(64,469)
Cash and cash equivalents at beginning of period	1,221,135	2,668,101
Cash and cash equivalents at end of period**	$1,144,573	$2,603,632
* Reclassified for comparative purposes.
Summarized below are the components of the loss on sale of property:
Proceeds from sale of investment – net	$0	$(303,289)
Decrease in other assets	0	54,000
Increase in mortgage notes payable	0	(216,891)
Increase in accounts payable and other liabilities	0	436,508
Decrease in due from local general partner and affiliates	0	63,914

*   Reclassified for comparative purposes.
** Cash and cash equivalents at end of period includes cash and cash equivalents from discontinued operations of $0 and $0, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of June 30, 2009, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and twelve other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  Some of the Properties may also be eligible for the historic rehabilitation tax credits.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”).  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.  The Partnership is currently in the process of disposing of its investments.

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

The Partnership has adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”) which is effective for fiscal year ends beginning after December 15, 2008.  In accordance with SFAS No. 160, losses attributable to minority interests amounted to approximately $6,000 for the three months ended June 30, 2009.  Prior to the adoption of this SFAS, losses attributable to minority interests which exceeded the minority interests’ investment in a subsidiary partnership were charged to the Partnership.  There were no such losses for the three months ended June 30, 2008.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any.  The weighted average loss per BAC is calculated on the limited partnership interests.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2009, the results of its operations and its cash flows for the three months ended June 30, 2009 and 2008.  However, the operating results for the three months ended June 30, 2009 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  The objective of this statement is to replace SFAS No. 162 and to establish the FASB Accounting Standards Codification as the source of the authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this statement, all then existing non-SEC accounting and reporting standards are superseded.

Property and Equipment/Valuation of Long-Lived Assets

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The determination of asset impairment is a two-step process.  First, management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis.  If such estimates are below depreciated cost, property investments are reduced to estimated fair value (using estimated future discounted net cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.  Through June 30, 2009, the Partnership recorded approximately $12,033,000 as a loss on impairment of assets, all of which was recorded during the year ended March 31, 2009.

In accordance with SFAS No. 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations.  Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale.  A gain or loss recognized on the disposal is disclosed in the notes to the financial statements.  Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes.  Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.  See Note 5 regarding discontinued operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale at June 30, 2009.

Subsequent Events

The Partnership has evaluated and disclosed, as applicable, subsequent events through August 6, 2009, the issuance date of these financial statements.

NOTE 2 – Related Party Transactions

A)	Related Party Expenses

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009	2008*

Partnership management fees (a)	$74,750	$77,750
Expense reimbursement (b)	37,093	27,758
Local administrative fee (c)	9,500	17,750
Total general and administrative-General Partners	121,343	123,258
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (d)	37,791	72,950
Total general and administrative-related parties	$159,134	$196,208
* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009	2008

Local administrative fee (c)	$0	$1,250
Total general and administrative-related parties	$0	$1,250

(a)   The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner.  Partnership management fees owed to the General Partner amounting to approximately $1,712,000 and $1,638,000 were accrued and unpaid as of June 30, 2009 and March 31, 2009, respectively and are included in due to general partners and affiliates on the consolidated balance sheets.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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
June 30, 2009
(Unaudited)

(c)   Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee up to $5,000 per year from each subsidiary partnership.

(d)   Property management fees incurred by the Local Partnerships amounted to $76,959 and $112,830 for the three months ended June 30, 2009 and 2008, respectively.  Of these fees, $37,791 and $72,950 were incurred to affiliates of the subsidiary partnerships’ general partners (“Local General Partners”) for the three months ended June 30, 2009 and 2008, respectively, which includes $0 of fees relating to discontinued operations.

B)	Due to Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	June 30, 2009	March 31, 2009

Development fee payable	$1,586,284	$1,586,284
Construction costs payable	50,000	50,000
Operating advances	46,000	46,000
Management and other fees	114,875	132,687
	$1,797,159	$1,814,971

Due from Local General Partners and affiliates from operating liabilities consists of the following:

	June 30, 2009	March 31, 2009

Local general partner loan receivable	$384,985	$381,072

NOTE 3 – Fair Value Measurements

The Partnership adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

Level 3:	Unobservable inputs that reflect the Partnership’s own assumptions.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  The following are financial instruments for which the Partnership’s estimate of fair value differs from the carrying amounts:

	At June 30, 2009		At March 31, 2009
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$25,058,731	$15,400,995	$25,188,479	$15,101,746

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Fair value has been estimated using Level 3 inputs.

For the mortgage notes, fair value is calculated using present value cash flow models based on a discount rate. It was determined that the Tender Option Bond market, through which these bonds have been securitized in the past, continued to see a dramatic slowdown with limited liquidity and significantly reduced transaction levels.  To assist in valuing these notes, the Partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business.  The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying property partnerships, which held the mortgage notes, to determine what discount rates to utilize.

NOTE 4 – Sale of Properties

The Partnership is currently in the process of disposing of all of its investments.

As of June 30, 2009, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of one Local Partnership have been sold.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On December 31, 2008, the Partnership sold its limited partnership interest in BX-8A Team Associates, L.P. (“BX-8A”) to an unaffiliated third party purchaser for a sales price of $100,000.  The Partnership received $40,000 from this sale after the repayment of other liabilities of approximately $60,000.  The sale resulted in a gain of approximately $102,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $62,000 at the date of the sale and the $40,000 cash received from the sale, which was recorded during the year ended March 31, 2009.  The sale also resulted in a write-off of operating advances of approximately $902,000 owed to the Partnership.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $5,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three months ended June 30, 2009, there were no properties classified as discontinued operations on the condensed consolidated financial statements.  For the three months ended June 30, 2008, BX-8A, which was sold during the year ended March 31, 2009, and Westminster, which was sold during the year ended March 31, 2008, were classified as discontinued operations on the condensed consolidated statement of operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Consolidated Statements of Discontinued Operations:

Three Months Ended June 30, 2008*

Revenues
Rental income	$80,813
Other	100
Loss on sale of property (Note 4)	(34,242)
Total revenues	46,671
Expenses
General and administrative	25,660
General and administrative-related parties (Note 2)	1,250
Repairs and maintenance	8,498
Operating and other	27,666
Insurance	8,000
Interest	7,058
Depreciation and amortization	28,943
Total expenses	107,075
Loss before noncontrolling interests	(60,404)
Noncontrolling interests in loss of subsidiaries from discontinued operations	256
Net loss from discontinued operations	$(60,148)
Net loss – limited partners from discontinued operations	$(59,547)
Number of BACs outstanding	45,844
Net loss from discontinued operations per weighted average BAC	$(1.30)

Cash Flows from Discontinued Operations:

Three Months Ended June 30, 2008*

Net cash used in operating activities	$(61,589)
Net cash used in investing activities	$(379,176)
Net cash provided by financing activities	$4,240
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 6 – Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of real estate. The Partnership can also be affected by poor economic conditions generally; however no more than 25% of the properties are located in any single state. The properties are concentrated in New Jersey (25%), Kentucky (17%) and California (17%). There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of June 30, 2009, there were three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which, as of June 30, 2009, approximately $796,000 remains to be paid to the Local Partnerships (including approximately $341,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds.  During the three months ended June 30, 2009, payments of approximately $25,000 were made to the Local Partnerships.  As of June 30, 2009, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of one Local Partnership have been sold (see Item 1, Note 4).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves, exclusive of Local Partnerships’ working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds, although minimal (other than possible sales proceeds and sales distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the three months ended June 30, 2009 and 2008, distributions from operations of the Local Partnerships amounted to approximately $0 and $9,000, respectively.  Additionally, during the three months ended June 30, 2009 and 2008, the Partnership received approximately $0 and $303,000, respectively, of distributions from the sale of Local Partnerships.

For the three months ended June 30, 2009, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $77,000 due to a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests of approximately $62,000 and repayments of mortgage notes of approximately $130,000.  Such outflows exceeded a release of cash held in escrow of approximately $112,000 and net cash provided by operating activities of approximately $3,000.  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization of approximately $426,000.

Total expenses for the three months ended June 30, 2009 and 2008, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $935,293 and $839,043, respectively.

Accounts payable totaled $485,362 and $450,137 as of June 30, 2009 and March 31, 2009, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  In addition, there were no accounts payable from discontinued operations as of June 30, 2009 and March 31, 2009, respectively.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable totaled $6,451,854 and $6,301,218 as of June 30, 2009 and March 31, 2009, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  In addition, there was no accrued interest payable from discontinued operations as of June 30, 2009 and March 31, 2009, respectively.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

A working capital reserve at the Partnership level of approximately $300,000, exclusive of the Local Partnership’s working capital, remained unused at June 30, 2009.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,712,000 and $1,638,000 were accrued and unpaid as of June 30, 2009 and March 31, 2009, respectively.  Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursement, the Partnership would not be in a position to meet its obligations.

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

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2009.

Critical Accounting Policies and Estimates

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements which are included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009.

Fair Value Measurements

The Partnership adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

Level 3:	Unobservable inputs that reflect the Partnership’s own assumptions.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  The following are financial instruments for which the Partnership’s estimate of fair value differs from the carrying amounts:

	At June 30, 2009		At March 31, 2009
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$25,058,731	$15,400,995	$25,188,479	$15,101,746

Fair value has been estimated using Level 3 inputs.

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

Property and Equipment/Valuation of Long-Lived Assets

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The determination of asset impairment is a two-step process.  First, management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis.  If such estimates are below depreciated cost, property investments are reduced to estimated fair value (using estimated future discounted net cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.  Through June 30, 2009, the Partnership recorded approximately $12,033,000 as a loss on impairment of assets, all of which was recorded during the year ended March 31, 2009.

In accordance with SFAS No. 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations.  Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale.  A gain or loss recognized on the disposal is disclosed in the notes to the financial statements.  Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes.  Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.  See Note 5 regarding discontinued operations.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale at June 30, 2009.

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

Results of Operations

The results of operations for the three months ended June 30, 2009 and 2008 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 5).

Rental income increased approximately 5% for the three months ended June 30, 2009, as compared to the corresponding period in 2008, primarily due to increases in rental rates at the Local Partnerships.

Total expenses, excluding general and administrative-related parties, repairs and maintenance, operating and other, and depreciation and amortization, remained fairly consistent with an increase of approximately 2% for the three months ended June 30, 2009 as compared to the corresponding period in 2008.

General and administrative-related parties expenses decreased approximately $37,000 for the three months ended June 30, 2009 as compared to the corresponding period in 2008, primarily due to a decrease in property management fees recorded in the current quarter at one Local Partnership.

Repairs and maintenance expense increased approximately $43,000 for the three months ended June 30, 2009 as compared to the corresponding period in 2008, primarily due to increases in plumbing, painting and décor and kitchen equipment replacement at one Local Partnership, increases in roof repairs and material at a second Local Partnership and an increase in building exterior repair and carpet replacement at a third Local Partnership.

Operating and other expenses increased approximately $28,000 for the three months ended June 30, 2009 as compared to the corresponding period in 2008, primarily due to an overall increase in utility costs at the Local Partnerships.

Depreciation and amortization decreased approximately $98,000 for the three months ended June 30, 2009 as compared to the corresponding period in 2008, primarily due to reduction of the property and equipment as a result of a loss on impairment of assets recorded during the year ended March 31, 2009 at five Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 8.46% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure amounts as of June 30, 2009.

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2009.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2009, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies noted in the audit reports for such subsidiaries.  The General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended June 30, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	August 6, 2009		By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	August 6, 2009		By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer