Form 10-Q
period 2009-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2009-11-12
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2009	March 31, 2009*
	(Unaudited)

ASSETS
Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $22,114,706 and $21,255,167, respectively)	$32,675,112	$33,534,651
Cash and cash equivalents	1,130,808	1,221,135
Cash held in escrow	2,330,067	2,384,087
Deferred costs (net of accumulated amortization of $712,798 and $700,294, respectively)	305,878	318,382
Due from local general partners and affiliates (Note 2)	393,985	381,072
Other assets	463,821	381,288
Total operating assets	$37,299,671	$38,220,615
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating liabilities
Mortgage notes payable	$24,929,297	$25,188,479
Accounts payable and other liabilities	544,681	450,137
Accrued interest payable	6,645,428	6,301,218
Security deposit payable	319,854	313,722
Due to local general partners and affiliates (Note 2)	1,797,941	1,814,971
Due to general partners and affiliates (Note 2)	2,341,173	2,183,287
Total operating liabilities	36,578,374	36,251,814
Commitments and contingencies (Note 6)
Partners’ capital (deficit):
Limited partners – 45,844 Beneficial Assignment Certificates (“BACs”) issued and outstanding	(44,055)	1,060,866
General partners	(407,097)	(395,936)
Independence Tax Credit Plus L.P. IV total	(451,152)	664,930
Noncontrolling interests	1,172,449	1,303,871
Total partners’ capital (deficit)	721,297	1,968,801
Total liabilities and partners’ capital (deficit)	$37,299,671	$38,220,615
*Reclassified for comparative purposes. The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008*	2009	2008*
Operations:
Revenues
Rental income	$1,233,891	$1,198,939	$2,484,810	$2,386,777
Other	55,510	63,530	121,538	137,947
Total revenues	1,289,401	1,262,469	2,606,348	2,524,724
Expenses
General and administrative	342,204	292,568	735,314	653,348
General and administrative-related parties (Note 2)	167,479	152,025	326,613	348,233
Repairs and maintenance	261,584	279,699	486,069	460,999
Operating and other	183,920	186,088	405,266	379,468
Real estate taxes	32,846	32,951	66,378	64,258
Insurance	66,598	77,590	129,419	149,866
Interest	349,149	353,970	694,075	704,793
Depreciation and amortization	445,583	524,601	872,043	1,048,613
Total expenses	1,849,363	1,899,492	3,715,177	3,809,578
Loss from operations	(559,962)	(637,023)	(1,108,829)	(1,284,854)
Loss from discontinued operations	-	(5,300)	-	(65,703)
Net loss	(559,962)	(642,323)	(1,108,829)	(1,350,557)
Net income attributable to noncontrolling interests from operations	(1,610)	(3,359)	(7,253)	(12,792)
Net loss attributable to noncontrolling interests from discontinued operations	-	48	-	304
Net income attributable to noncontrolling interests	(1,610)	(3,311)	(7,253)	(12,488)
Net loss attributable to Independence Tax Credit Plus L.P. IV	$(561,572)	$(645,634)	$(1,116,082)	$(1,363,045)
Loss from continuing operations – limited partners	$(555,956)	$(633,978)	$(1,104,921)	$(1,284,670)
Loss from discontinued operations – limited partners	-	(5,200)	-	(64,745)
Net loss – limited partners	$(555,956)	$(639,178)	$(1,104,921)	$(1,349,415)
Number of BACs outstanding	45,844	45,844	45,844	45,844
Loss from continuing operations per weighted average BAC	$(12.13)	$(13.83)	$(24.10)	$(28.02)
Loss from discontinued operations per weighted average BAC	-	(0.11)	-	(1.41)
Net loss per weighted average BAC	$(12.13)	$(13.94)	$(24.10)	$(29.43)

* Reclassified for comparative purposes. The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit)
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ capital (deficit) – April 1, 2009	$1,968,801	$1,060,866	$(395,936)	$1,303,871
Net income (loss)	(1,108,829)	(1,104,921)	(11,161)	7,253
Distributions	(138,675)	0	0	(138,675)
Partners’ capital (deficit) – September 30, 2009	$721,297	$(44,055)	$(407,097)	$1,172,449
The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2009	2008*

Cash flows from operating activities:
Net loss	$(1,108,829)	$(1,350,557)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	872,043	1,106,698
Loss on sale of property	0	34,242
Decrease (increase) in cash held in escrow	54,997	(72,545)
Increase in other assets	(82,533)	(229,836)
Increase (decrease) in accounts payable	94,544	(193,009)
Increase in accrued interest payable	344,210	288,908
Increase in security deposit payable	6,132	8,746
Increase in due from general partner and affiliates	(12,913)	0
Decrease in due to local general partners and affiliates	(17,812)	0
Increase in due to general partner and affiliates	157,886	176,548
Total adjustments	1,416,554	1,119,752
Net cash provided by (used in) operating activities	307,725	(230,805)
Cash flows from investing activities:
Increase in cash held in escrow	(977)	(26,065)
Proceeds from sale of property	0	303,289
Increase in due from local general partners and affiliates	0	(18,000)
Net payments from local general partners and affiliates	782	2,648
Net cash (used in) provided by investing activities	(195)	261,872
Cash flows from financing activities:
Repayments of mortgage notes	(259,182)	(205,995)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(138,675)	(29,079)
Net cash used in financing activities	(397,857)	(235,074)
Net decrease in cash and cash equivalents	(90,327)	(204,007)
Cash and cash equivalents at beginning of period	1,221,135	2,668,101
Cash and cash equivalents at end of period	$1,130,808	$2,464,094
* Reclassified for comparative purposes.
Summarized below are the components of the loss on sale of property:
Proceeds from sale of investment – net	$0	$(303,289)
Decrease in other assets	0	54,000
Increase in mortgage notes payable	0	(216,891)
Increase in accounts payable and other liabilities	0	436,508
Decrease in due from local general partner and affiliates	0	63,914
* Reclassified for comparative purposes. The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of September 30, 2009, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and twelve other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  Some of the Properties may also be eligible for the historic rehabilitation tax credits.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”).  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.  The Partnership is currently in the process of disposing of its investments.

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

The Partnership has adopted FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), which is effective for fiscal year ends beginning after December 15, 2008, to determine the accounting of its noncontrolling interests in its consolidated financial statements.  In accordance with ASC 810, losses attributable to minority interests amounted to approximately $1,000 and $7,000 for the three and six months ended September 30, 2009, respectively.  Prior to the adoption of ASC 810, losses attributable to minority interests which exceeded the minority interests’ investment in a subsidiary partnership were charged to the Partnership.  There were no such losses for three and six months ended September 30, 2008.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any.  The weighted average loss per BAC is calculated on the limited partnership interests.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2009, the results of its operations for the three and six months ended September 30, 2009 and 2008 and its cash flows for the six months ended September 30, 2009 and 2008.  However, the operating results for the six months ended September 30, 2009 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements

In June 2009, the FASB issued under ASC Topic 810, Consolidation, SFAS No. 167, an amendment to FASB Interpretation 46(R), “Consolidation of Variable Interest Entities.”  The statement requires an entity to perform an analysis to determine whether the entity’s variable interest give it a controlling financial interest in a variable interest entity by rationalizing characteristics that would give it power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The statement is effective for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

In June 2009, the FASB issued under ASC Topic 860, Transfers and Servicing, SFAS No. 166, “Accounting for Transfers of Financial Assets”, an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  The statement defines the term “participating interest” to establish specific conditions for reporting a transfer of financial assets as a sale and improves financial reporting by eliminating (a) the exception for qualifying special-purpose entities from consolidation guidance and (b) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  The statement is effective for annual reports for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

On July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this statement, all then existing non-SEC accounting and reporting standards are superseded.  The adoption did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

On August 26, 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under the ASC Topic 820, Fair Value Measurements and Disclosures.  The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820.  The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability.  For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred.  This guidance is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this accounting standard is not expected to have a material effect on the Partnership’s consolidated financial statements.

Property and Equipment/Valuation of Long-Lived Assets

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”).  The determination of asset impairment is a two-step process.  First, management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis.  If such estimates are below depreciated cost, property investments are reduced to estimated fair value (using estimated future discounted net cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.  Through September 30, 2009, the Partnership recorded approximately $12,033,000 as a loss on impairment of assets, all of which was recorded during the year ended March 31, 2009.

In accordance with ASC 360, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations.  Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale.  A gain or loss recognized on the disposal is disclosed in the notes to the consolidated financial statements.  Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes.  Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.  See Note 5 to the consolidated financial statements regarding discontinued operations.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale at September 30, 2009.

Subsequent Events

The Partnership has evaluated and disclosed, as applicable, subsequent events through November 12, 2009, the issuance date of these financial statements.

NOTE 2 – Related Party Transactions

A)	Related Party Expenses

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and six months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Six months ended September 30,
	2009	2008*	2009	2008*
Partnership management fees (a)	$74,750	$67,050	$149,500	$144,800
Expense reimbursement (b)	35,461	22,692	72,554	50,450
Local administrative fee (c)	9,500	17,750	19,000	35,500
Total general and administrative-General Partners	119,711	107,492	241,054	230,750
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	47,768	44,533	85,559	117,483
Total general and administrative-related parties	$167,479	$152,025	$326,613	$348,233
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Local administrative fee (c)	$0	$1,250	$0	$2,500
Total general and administrative-related parties	$0	$1,250	$0	$2,500

(a)           The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner.  Partnership management fees owed to the General Partner amounting to approximately $1,787,000 and $1,638,000 were accrued and unpaid as of September 30, 2009 and March 31, 2009, respectively and are included in due to general partners and affiliates on the consolidated balance sheets.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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

B)	Due to Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	September 30, 2009	March 31, 2009

Development fee payable	$1,587,066	$1,586,284
Construction costs payable	50,000	50,000
Operating advances	46,000	46,000
Management and other fees	114,875	132,687
	$1,797,941	$1,814,971

Due from Local General Partners and affiliates from operating liabilities consists of the following:

	September 30, 2009	March 31, 2009

Local general partner loan receivable	$393,985	$381,072

NOTE 3 – Fair Value Measurements

The Partnership has categorized its financial assets and liabilities based upon the fair value hierarchy specified by ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  This standard provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

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

	At September 30, 2009		At March 31, 2009
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$24,929,297	$16,028,248	$25,188,479	$15,101,746

Fair value has been estimated using Level 3 inputs.

For the mortgage notes, fair value is calculated using present value cash flow models based on a discount rate. It was determined that the Tender Option Bond market, through which these bonds have been securitized in the past, continued to see a dramatic slowdown with limited liquidity and significantly reduced transaction levels.  To assist in valuing these notes, the Partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business.  The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying partnerships, which held the mortgage notes, to determine what discount rates to utilize.

NOTE 4 – Sale of Properties

As of September 30, 2009, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of one Local Partnership have been sold.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

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

On September 5, 2007, the property and the related assets and liabilities of Westminster Park Plaza, a California L.P. (“Westminster”) were sold to an affiliate of the Local General Partner for a sales price of $14,070,228.  The Partnership received $2,816,891 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $11,253,000.  The sale resulted in a gain of approximately $5,032,000 resulting from the write-off of the deficit basis in the property at the date of sale, which was recorded during the year ended March 31, 2008.  An adjustment reducing the gain by approximately $34,000 was recorded during the year ended March 31, 2009, resulting in an overall gain of approximately $4,998,000.

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and six months ended September 30, 2009, there were no properties classified as discontinued operations on the condensed consolidated financial statements.  For the three and six months ended September 30, 2008, BX-8A, which was sold during the year ended March 31, 2009, and Westminster, which was sold during the year ended March 31, 2008, were classified as discontinued operations on the condensed consolidated statement of operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended September 30, 2008*	Six Months Ended September 30, 2008*

Revenues
Rental income	$80,229	$161,042
Other	3,312	3,412
Loss on sale of property (Note 4)	0	(34,242)
Total revenues	83,541	130,212
Expenses
General and administrative	21,317	46,977
General and administrative-related parties (Note 2)	1,250	2,500
Repairs and maintenance	2,367	10,865
Operating and other	17,803	45,469
Insurance	9,000	17,000
Interest	7,961	15,019
Depreciation and amortization	29,143	58,085
Total expenses	88,841	195,915
Loss before noncontrolling interests	(5,300)	(65,703)
Noncontrolling interests in loss of subsidiaries from discontinued operations	48	304
Net loss from discontinued operations	$(5,252)	$(65,399)
Net loss – limited partners from discontinued operations	$(5,200)	$(64,745)
Number of BACs outstanding	45,844	45,844
Net loss from discontinued operations per weighted average BAC	$(0.11)	$(1.41)

Cash Flows from Discontinued Operations:

Six Months Ended September 30, 2008*

Net cash used in operating activities	$(67,975)
Net cash used in investing activities	$(377,127)
Net cash provided by financing activities	$8,577
* Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $87,398 and $88,436 and $164,357 and $201,266 for the three and six months ended September 30, 2009 and 2008, respectively.

Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of real estate. The Partnership can also be affected by poor economic conditions generally; however no more than 25% of the properties are located in any single state. The properties are concentrated in New Jersey (25%), Kentucky (17%) and California (17%). There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of September 30, 2009, there were three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which, as of September 30, 2009, approximately $796,000 remains to be paid to the Local Partnerships (including approximately $341,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds.  During the six months ended September 30, 2009, payments of approximately $25,000 were made to the Local Partnerships.  As of September 30, 2009, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of another Local Partnership have been sold (see Item 1, Note 4).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves, exclusive of Local Partnerships’ working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds, although minimal (other than possible sales proceeds and sales distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BAC holders in circumstances other than refinancing or sales.  During the six months ended September 30, 2009 and 2008, distributions from operations of the Local Partnerships amounted to approximately $2,000 and $9,000, respectively.  Additionally, during the six months ended September 30, 2009 and 2008, the Partnership received approximately $0 and $303,000, respectively, of distributions from the sale of Local Partnerships.

For the six months ended September 30, 2009, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $90,000 due to distributions to noncontrolling interests of approximately $139,000, repayments of mortgage notes of approximately $259,000 and an increase of cash held in escrow of approximately $1,000.  Such outflows exceeded net payments from local general partners and affiliates of approximately $1,000 and net cash provided by operating activities of approximately $308,000.  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately $872,000.

Total expenses for the three and six months ended September 30, 2009 and 2008, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $887,152 and $1,822,446 and $868,896 and $1,707,939, respectively.

Accounts payable totaled $544,681 and $450,137 as of September 30, 2009 and March 31, 2009, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  In addition, there were no accounts payable from discontinued operations as of September 30, 2009 and March 31, 2009, respectively.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

A working capital reserve at the Partnership level of approximately $251,000, exclusive of the Local Partnership’s working capital, remained unused at September 30, 2009.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,787,000 and $1,638,000 were accrued and unpaid as of September 30, 2009 and March 31, 2009, respectively.  Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursement, the Partnership would not be in a position to meet its obligations.

Accrued interest payable totaled $6,645,428 and $6,301,218 as of September 30, 2009 and March 31, 2009, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  In addition, there was no accrued interest payable from discontinued operations as of September 30, 2009 and March 31, 2009, respectively.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

Tax Credits are attached to the Property for a period of ten years, and are transferable with the Property during the remainder of such ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining tax credits would transfer to the new owner, thereby adding value to the Property on the market.  However, such value declines each year and is not included in the financial statement carrying amount.  The Credit Periods are scheduled to expire, and have expired, at various times from December 31, 2001 through December 31, 2010 with respect to the Local Partnerships depending upon when the Credit Period commenced.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2014 with respect to the Properties depending upon when the Compliance Period commenced.

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2009.

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

Fair Value Measurements

The Partnership has categorized its financial assets and liabilities based upon the fair value hierarchy specified by FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  This standard provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

	At September 30, 2009		At March 31, 2009
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$24,929,297	$16,028,248	$25,188,479	$15,101,746

Fair value has been estimated using Level 3 inputs.

For the mortgage notes, fair value is calculated using present value cash flow models based on a discount rate. It was determined that the Tender Option Bond market, through which these bonds have been securitized in the past, continued to see  a dramatic slowdown with limited liquidity and significantly reduced transaction levels,  To assist in valuing these notes the partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business.  The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying partnerships, which held the mortgage notes, to determine what discount rates to utilize.

Property and Equipment/Valuation of Long-Lived Assets

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”).  The determination of asset impairment is a two-step process.  First, management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis.  If such estimates are below depreciated cost, property investments are reduced to estimated fair value (using estimated future discounted net cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

In accordance with ASC 360, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations.  Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale.  A gain or loss recognized on the disposal is disclosed in the notes to the consolidated financial statements.  Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes.  Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.  See Note 5 to the consolidated financial statements regarding discontinued operations.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale at September 30, 2009.

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

Results of Operations

The results of operations for the three and six months ended September 30, 2009 and 2008 continued to be primarily in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 5).

Rental income increased approximately 3% and 4% for the three and six months ended September 30, 2009, as compared to the corresponding periods in 2008, primarily due to increases in rental rates at the Local Partnerships.

Other income decreased approximately $8,000 and $16,000 for the three and six months ended September 30, 2009 as compared to the corresponding periods in 2008, primarily due to lower interest earned on a lower cash balance being invested at the Partnership level.

Total expenses, excluding general and administrative and general and administrative-related parties, insurance, and depreciation and amortization remained fairly consistent, with a decrease of approximately 3% and an increase of approximately 3% for the three and six months ended September 30, 2009 as compared to the corresponding periods in 2008.

General and administrative expenses increased approximately $50,000 and $82,000 for the three and six months ended September 30, 2009, as compared to the corresponding periods in 2008, primarily due to an increase in maintenance, security and office salaries at one Local Partnership, increase in loss on collection of receivables at a second Local Partnership and an increase in printing fees at the Partnership level.

General and administrative-related parties expenses increased approximately $15,000 for the three months ended September 30, 2009 as compared to the corresponding period in 2008, primarily due to an increase in expense reimbursements at the Partnership level.

Insurance decreased approximately $11,000 and $20,000 for the three and six months ended September 30, 2009 as compared to the corresponding periods in 2008, primarily due to a change in insurance providers at one Local Partnership.

Depreciation and amortization decreased approximately $79,000 and $177,000 for the three and six months ended September 30, 2009 as compared to the corresponding periods in 2008, primarily due to the impairment of assets during the year ended March 31, 2009 at five Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 8.46% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure amounts as of September 30, 2009.

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

(c)           Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended September 30, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	November 12, 2009		By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	November 12, 2009		By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer