Form 10-Q
period 2009-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2010-02-11
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☑ No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2009	March 31, 2009*
	(Unaudited)

ASSETS
Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $22,525,401 and $21,255,167, respectively)	$32,264,417	$33,534,651
Cash and cash equivalents	1,250,376	1,221,135
Cash held in escrow	2,145,732	2,384,087
Deferred costs (net of accumulated amortization of $719,248 and $700,294, respectively)	299,428	318,382
Due from local general partners and affiliates (Note 2)	402,985	381,072
Other assets	417,681	381,288
Total operating assets	$36,780,619	$38,220,615
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating liabilities
Mortgage notes payable	$24,853,807	$25,188,479
Accounts payable and other liabilities	561,423	450,137
Accrued interest payable	6,809,200	6,301,218
Security deposit payable	314,141	313,722
Due to local general partners and affiliates (Note 2)	1,720,451	1,814,971
Due to general partners and affiliates (Note 2)	2,423,363	2,183,287
Total operating liabilities	36,682,385	36,251,814
Commitments and contingencies (Note 6)
Partners’ capital (deficit):
Limited partners – 45,844 Beneficial Assignment Certificates (“BACs”) issued and outstanding	(593,392)	1,060,866
General partners	(412,646)	(395,936)
Independence Tax Credit Plus L.P. IV total	(1,006,038)	664,930
Noncontrolling interests	1,104,272	1,303,871
Total partners’ capital	98,234	1,968,801
Total liabilities and partners’ capital	$36,780,619	$38,220,615
* Reclassified for comparative purposes. The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008*	2009	2008*
Operations:
Revenues
Rental income	$1,219,287	$1,216,425	$3,704,097	$3,603,202
Other	40,947	76,848	162,485	214,795
Total revenues	1,260,234	1,293,273	3,866,582	3,817,997
Expenses
General and administrative	334,529	268,382	1,069,843	921,730
General and administrative-related parties (Note 2)	178,573	179,332	505,186	527,565
Repairs and maintenance	263,670	265,495	749,739	726,494
Operating and other	181,384	241,726	586,650	621,194
Real estate taxes	30,955	30,753	97,333	95,011
Insurance	58,866	74,410	188,285	224,276
Interest	347,675	352,983	1,041,750	1,057,776
Depreciation and amortization	417,145	527,332	1,289,188	1,575,945
Total expenses	1,812,797	1,940,413	5,527,974	5,749,991
Loss from operations	(552,563)	(647,140)	(1,661,392)	(1,931,994)
Loss from discontinued operations	-	(48,748)	-	(114,451)
Net loss	(552,563)	(695,888)	(1,661,392)	(2,046,445)
Net income attributable to noncontrolling interests from operations	(2,323)	(5,778)	(9,576)	(18,570)
Net loss attributable to noncontrolling interests from discontinued operations	-	482	-	786
Net income attributable to noncontrolling interests	(2,323)	(5,296)	(9,576)	(17,784)
Net loss attributable to Independence Tax Credit Plus L.P. IV	$(554,886)	$(701,184)	$(1,670,968)	$(2,064,229)
Loss from continuing operations – limited partners	$(549,337)	$(646,389)	$(1,654,258)	$(1,931,058)
Loss from discontinued operations – limited partners	-	(47,783)	-	(112,529)
Net loss – limited partners	$(549,337)	$(694,172)	$(1,654,258)	$(2,043,587)
Number of BACs outstanding	45,844	45,844	45,844	45,844
Loss from continuing operations per weighted average BAC	$(11.98)	$(14.10)	$(36.08)	$(42.12)
Loss from discontinued operations per weighted average BAC	-	(1.04)	-	(2.46)
Net loss per weighted average BAC	$(11.98)	$(15.14)	$(36.08)	$(44.58)

* Reclassified for comparative purposes. The accompanying notes are an integral part of these condensed consolidated financial statements.
\

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit)
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ capital (deficit) – April 1, 2009	$1,968,801	$1,060,866	$(395,936)	$1,303,871
Net income (loss)	(1,661,392)	(1,654,258)	(16,710)	9,576
Distributions	(209,175)	0	0	(209,175)
Partners’ capital (deficit) – December 31, 2009	$98,234	$(593,392)	$(412,646)	$1,104,272
The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2009	2008*

Cash flows from operating activities:
Net loss	$(1,661,392)	$(2,046,445)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,289,188	1,661,573
Loss on sale of property	-	34,242
Decrease in cash held in escrow	253,182	65,450
Increase in other assets	(36,393)	(244,373)
Increase (decrease) in accounts payable	111,286	(241,758)
Increase in accrued interest payable	507,982	462,321
Increase (decrease) in security deposit payable	419	(13,207)
Increase in due from general partner and affiliates	(21,913)	0
Decrease in due to local general partners and affiliates	(95,302)	0
Increase (decrease) in due to general partner and affiliates	240,076	(635,244)
Total adjustments	2,248,525	1,089,004
Net cash provided by (used in) operating activities	587,133	(957,441)
Cash flows from investing activities:
Improvements to property and equipment	-	(170,026)
(Increase) decrease in cash held in escrow	(14,827)	112,219
Proceeds from sale of property	-	303,289
Increase in due from local general partners and affiliates	-	(27,000)
Net payments from local general partners and affiliates	782	2,648
Net cash (used in) provided by investing activities	(14,045)	221,130
Cash flows from financing activities:
Repayments of mortgage notes	(334,672)	(277,873)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(209,175)	(156,034)
Net cash used in financing activities	(543,847)	(433,907)
Net increase (decrease) in cash and cash equivalents	29,241	(1,170,218)
Cash and cash equivalents at beginning of period	1,221,135	2,668,101
Cash and cash equivalents at end of period	$1,250,376	$1,497,883

Summarized below are the components of the loss on sale of property:
Proceeds from sale of investment – net	$0	$(303,289)
Decrease in other assets	0	54,000
Increase in mortgage notes payable	0	(216,891)
Increase in accounts payable and other liabilities	0	436,508
Decrease in due from local general partner and affiliates	0	63,914
* Reclassified for comparative purposes. The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of December 31, 2009, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and twelve other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  Some of the Properties may also be eligible for the historic rehabilitation tax credits.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”).  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.  The Partnership is currently in the process of disposing of its investments.

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

The Partnership has adopted FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), which is effective for fiscal year ends beginning after December 15, 2008, to determine the accounting of its noncontrolling interests in its consolidated financial statements.  In accordance with ASC 810, losses attributable to minority interests amounted to approximately $3,000 and $10,000 for the three and nine months ended December 31, 2009, respectively.  Prior to the adoption of ASC 810, losses attributable to minority interests which exceeded the minority interests’ investment in a subsidiary partnership were charged to the Partnership.  There were no such losses for three and nine months ended December 31, 2008.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any.  The weighted average loss per BAC is calculated on the limited partnership interests.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of December 31, 2009, the results of its operations for the three and nine months ended December 31, 2009 and 2008 and its cash flows for the nine months ended December 31, 2009 and 2008.  However, the operating results for the nine months ended December 31, 2009 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements

In January, 2010, the FASB issued under Topic 820, Fair Value Measurements and Disclosures, ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. This ASU reports on new disclosure requirements — and clarifications of existing requirements — under ASC Subtopic 820-10 (originally issued as FAS 157). The new disclosure requirements apply to interim and annual reporting periods beginning after December 15, 2009, with one exception: The new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this accounting standard is not expected to have a material effect on the Partnership’s consolidated financial statements.

In January 2010, the FASB issued under ASC Topic 810, Consolidation, ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.  The objective of ASU 2010-02 is to address implementation issues related to changes in ownership provisions. This ASU clarifies that decreases in ownership provisions within ASC Topic 810-10 applies to a) a subsidiary or group of assets that is a business or nonprofit activity, b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture or c) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including equity method investee or joint venture).  This ASU clarifies that the decrease in ownership guidance within ASC Topic 810-10 does not apply to the following transactions even if they involve businesses:  a) sales in substance of real estate and b) conveyances of oil and gas mineral rights.  This ASU also expands disclosure requirements for the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC Topic 810-10.  This ASU is effective in the period in which an entity adopts Statement of Financial Accounting Standards (SFAS) No. 160, Non-controlling Interests in Consolidated Financial Statements. If an entity has previously adopted SFAS160, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  Retrospective application to the first period that an entity adopted SFAS 160 is required.  The adoption of this accounting standard did not have a material effect on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

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

On July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this statement, all then existing non-SEC accounting and reporting standards were superseded.  The adoption did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

On August 26, 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under the ASC Topic 820, Fair Value Measurements and Disclosures.  The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820.  The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability.  For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred.  This guidance is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this accounting standard did not have a material effect on the Partnership’s consolidated financial statements.

Property and Equipment/Valuation of Long-Lived Assets

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”).  The determination of asset impairment is a two-step process.  First, management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis.  If such estimates are below depreciated cost, property investments are reduced to estimated fair value (using estimated future discounted net cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.  Through December 31, 2009, the Partnership has recorded approximately $12,033,000 as a loss on impairment of assets, all of which was recorded during the year ended March 31, 2009.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale at December 31, 2009.

Subsequent Events

The Partnership has evaluated and disclosed, as applicable, subsequent events through February 11, 2010, the issuance date of these financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

NOTE 2 – Related Party Transactions

A)	Related Party Expenses

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and nine months ended December 31, 2009 and 2008 were as follows:

	Three Months Ended December 31,		Nine Months ended December 31,
	2009	2008	2009	2008
Partnership management fees (a)	$73,500	$75,425	$223,000	$220,225
Expense reimbursement (b)	46,837	28,904	119,391	79,354
Local administrative fee (c)	9,500	17,750	28,500	53,250
Total general and administrative-General Partners	129,837	122,079	370,891	352,829
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (d)	48,736	57,253	134,295	174,736
Total general and administrative-related parties	$178,573	$179,332	$505,186	$527,565

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2009 and 2008 were as follows:

	Three Months Ended December 31,		Nine months Ended December 31,
	2009	2008	2009	2008
Local administrative fee (c)	$0	$1,250	$0	$3,750
Total general and administrative-related parties	$0	$1,250	$0	$3,750

(a)           The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner.  Partnership management fees owed to the General Partner amounting to approximately $1,861,000 and $1,638,000 were accrued and unpaid as of December 31, 2009 and March 31, 2009, respectively and are included in due to general partners and affiliates on the consolidated balance sheets.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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

(d)           The Local Partnerships have entered into management agreements with ten managing agents to manage the Partnership's twelve properties.  Of these, six managing agents are affiliates of the Local General Partner for six properties.  The base management fee percentage ranges between 5% and 10% of all rents collected, and the management agreement for one of the properties (GP Kaneohe Limited Partnership) provides for a monthly payment of $2,024. Property management fees incurred by the Local Partnerships amounted to $83,960 and $101,331 for the three months ended December 31, 2009 and 2008, respectively, and $248,317 and $302,597 for the nine months ended December 31, 2009 and 2008, respectively.  Of these fees, $48,736 and $57,253 and $134,295 and $174,736 were incurred to affiliates of the subsidiary partnerships’ general partners (“Local General Partners”) for the three and nine months ended December 31, 2009 and 2008, respectively, which includes $0 of fees relating to discontinued operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

B)	Due to Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	December 31, 2009	March 31, 2009

Development fee payable	$1,587,066	$1,586,284
Construction costs payable	50,000	50,000
Operating advances	46,000	46,000
Management and other fees	37,385	132,687
	$1,720,451	$1,814,971

Due from Local General Partners and affiliates from operating liabilities consists of the following:

	December 31, 2009	March 31, 2009

Local general partner loan receivable	$402,985	$381,072

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

	At December 31, 2009		At March 31, 2009
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$24,853,807	$15,653,643	$25,188,479	$15,101,746

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

NOTE 4 – Sale of Properties

The Partnership is currently in the process of disposing all its investments.

As of December 31, 2009, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of one Local Partnership have been sold.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

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

On September 5, 2007, the property and the related assets and liabilities of Westminster Park Plaza, a California L.P. (“Westminster”) were sold to an affiliate of the Local General Partner for a sales price of $14,070,228.  The Partnership received $2,816,891 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $11,253,000.  The sale resulted in a gain of approximately $5,032,000 resulting from the write-off of the deficit basis in the property at the date of sale, which was recorded during the year ended March 31, 2008.  An adjustment reducing the gain by approximately $34,000 was recorded during the quarter ended December 31, 2008, resulting in an overall gain of approximately $4,998,000.

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and nine months ended December 31, 2009, there were no properties classified as discontinued operations on the condensed consolidated financial statements.  For the three and nine months ended December 31, 2008, BX-8A, which was sold during the year ended March 31, 2009, and Westminster, which was sold during the year ended March 31, 2008, were classified as discontinued operations on the condensed consolidated statement of operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008

Revenues
Rental income	$82,155	$243,197
Other	(2,832)	580
Loss on sale of property (Note 4)	-	(34,242)
Total revenues	79,323	209,535
Expenses
General and administrative	33,105	80,082
General and administrative-related parties (Note 2)	1,250	3,750
Repairs and maintenance	46,628	57,493
Operating and other	13,183	58,652
Insurance	(1,000)	16,000
Interest	7,362	22,381
Depreciation and amortization	27,543	85,628
Total expenses	128,071	323,986
Loss before noncontrolling interests	(48,748)	(114,451)
Noncontrolling interests in loss of subsidiaries from discontinued operations	482	786
Net loss from discontinued operations	$(48,266)	$(113,665)
Net loss – limited partners from discontinued operations	$(47,783)	$(112,529)
Number of BACs outstanding	45,844	45,844
Net loss from discontinued operations per weighted average BAC	$(1.04)	$(2.46)

Cash Flows from Discontinued Operations:

Nine Months Ended December 31, 2008*

Net cash used in operating activities	$(75,004)
Net cash used in investing activities	$(374,534)
Net cash provided by financing activities	$13,013
* Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Property Management Fees

The Local Partnerships have entered into management agreements with ten managing agents to manage the Partnership's twelve properties.  The base management fee percentage ranges between 5% and 10% of all rents collected, and the management agreement for one of the properties (GP Kaneohe Limited Partnership) provides for a monthly payment of $2,024.  Property management fees incurred by the Local Partnerships amounted to $83,960 and $101,331 for the three months ended December 31, 2009 and 2008, respectively, and $248,317 and $302,597 for the nine months ended December 31, 2009 and 2008, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of real estate. The Partnership can also be affected by poor economic conditions generally; however no more than 25% of the properties are located in any single state. The properties are concentrated in New Jersey (25%), Kentucky (17%) and California (17%). There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of December 31, 2009, there were three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

Tax Credits are attached to the Property for a period of ten years, and are transferable with the Property during the remainder of such ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining tax credits would transfer to the new owner, thereby adding value to the Property on the market.  However, such value declines each year and is not included in the financial statement carrying amount.  The Credit Periods are scheduled to expire, and some have expired, at various times from December 31, 2001 through December 31, 2010 with respect to the Local Partnerships depending upon when the Credit Period commenced.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2014 with respect to the Properties depending upon when the Compliance Period commenced.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which, as of December 31, 2009, approximately $796,000 remains to be paid to the Local Partnerships (including approximately $341,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds.  During the nine months ended December 31, 2009, payments of approximately $25,000 were made to the Local Partnerships.  As of December 31, 2009, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of another Local Partnership have been sold (see Item 1, Note 4).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves, exclusive of Local Partnerships’ working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds, although minimal (other than possible sales proceeds and sales distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BAC holders in circumstances other than refinancing or sales.  During the nine months ended December 31, 2009 and 2008, distributions from operations of the Local Partnerships amounted to approximately $2,000 and $20,000, respectively.  Additionally, during the nine months ended December 31, 2009 and 2008, the Partnership received approximately $0 and $303,000, respectively, of distributions from the sale of Local Partnerships.

For the nine months ended December 31, 2009, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $29,000.  This increase was due to net cash provided by operating activities of approximately $587,000 and net payments from local general partners and affiliates of approximately $1,000, which exceeded repayment of mortgage notes of approximately $335,000, an increase in cash held in escrow relating to investing activities of approximately $15,000 and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests of approximately $209,000.  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately $1,289,000.

Total expenses for the three and nine months ended December 31, 2009 and 2008, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $869,404 and $880,766 and $2,691,850 and $2,588,705, respectively.

Accounts payable totaled $561,423 and $450,137 as of December 31, 2009 and March 31, 2009, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term not including fees owed to the General Partner.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

A working capital reserve at the Partnership level of approximately $201,000, exclusive of the Local Partnership’s working capital, remained unused at December 31, 2009.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,861,000 and $1,638,000 were accrued and unpaid as of December 31, 2009 and March 31, 2009, respectively.  Unpaid partnership management fees for any year are accrued without interest and will be payable only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursement, the Partnership would not be in a position to meet its obligations.

Accrued interest payable totaled $6,809,200 and $6,301,218 as of December 31, 2009 and March 31, 2009, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

Tax Credits are attached to the Property for a period of ten years, and are transferable with the Property during the remainder of such ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining tax credits would transfer to the new owner, thereby adding value to the Property on the market.  However, such value declines each year and is not included in the financial statement carrying amount.  The Credit Periods are scheduled to expire, and some have expired, at various times from December 31, 2001 through December 31, 2010 with respect to the Local Partnerships depending upon when the Credit Period commenced.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2014 with respect to the Properties depending upon when the Compliance Period commenced.

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2009.

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

	At December 31, 2009		At March 31, 2009
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$24,853,807	$15,653,643	$25,188,479	$15,101,746

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale at December 31, 2009.

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

Results of Operations

The results of operations for the three and nine months ended December 31, 2009 and 2008 continued to be primarily in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 5).

Rental income increased less than 1% and approximately 3% for the three and nine months ended December 31, 2009, as compared to the corresponding periods in 2008, primarily due to increases in rental rates at the Local Partnerships.

Other income decreased approximately $36,000 and $52,000 for the three and nine months ended December 31, 2009 as compared to the corresponding periods in 2008, primarily due to income recognized in 2008 relating to a write-off of receivables from old tenants at one Local Partnership, a decrease in laundry and vending machine income at a second Local Partnership and lower interest earned on a lower cash balance being invested at the Partnership level.

Total expenses, excluding general and administrative, operating, insurance, and depreciation and amortization remained fairly consistent, with a decrease of less than 1% for the three and nine months ended December 31, 2009 as compared to the corresponding periods in 2008.

General and administrative expenses increased approximately $66,000 and $148,000 for the three and nine months ended December 31, 2009, as compared to the corresponding periods in 2008, primarily due to an increase in maintenance, security and office salaries at one Local Partnership, increase in loss on collection of receivables at a second Local Partnership and an increase in printing fees at the Partnership level.

Operating expenses decreased approximately $60,000 for the three months ended December 31, 2009 as compared to the corresponding period in 2008, primarily due to an overall decrease in utility costs at the Local Partnerships.

Insurance decreased approximately $16,000 and $36,000 for the three and nine months ended December 31, 2009 as compared to the corresponding periods in 2008, primarily due to a change in insurance providers at one Local Partnership.

Depreciation and amortization decreased approximately $110,000 and $287,000 for the three and nine months ended December 31, 2009 as compared to the corresponding periods in 2008, primarily due to the reduction in carrying amount relating to impairment of assets during the year ended March 31, 2009 at five Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 8.46% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure amounts as of December 31, 2009.

The Partnership does not have any other market risk sensitive instruments.

Item 4T.  Controls and Procedures.

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

(b)           Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2009.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

(c)           Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended December 31, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults upon Senior Securities. – None

Item 4.	Submission of Matters to a Vote of Security Holders. – None

Item 5.	Other Information. – None

Item 6.	Exhibits.

	(4)	Form of Amended and Restated Agreement of Limited Partnership of the Partnership (attached to the Prospectus as Exhibit A)*

	(10A)	Form of Subscription Agreement (attached to the Prospectus as Exhibit B)*

	(10B)	Form of Escrow Agreement between the Partnership and the Escrow Agent**

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests**

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships**

	(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

	(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

	(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	*	Incorporated herein by reference to the final Prospectus as filed pursuant to Rule 424 under the Securities Act of 1933.

	**	Filed as an exhibit to the Registration Statement on Form S-11 of the Partnership (File No. 33-89968) and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	February 11, 2010		By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	February 11, 2010		By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer