Form 10-K
period 2010-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2010-06-24
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No   ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2009 was $(44,000), based on Limited Partner equity as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.  Business.

General

Independence Tax Credit Plus L.P. IV (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on February 22, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”).  Centerline Holding Company (“Centerline”) is the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the managing member of the General Partner.

The Partnership’s initial business was to invest in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit.  As of March 31, 2010, the Partnership had originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships of which approximately $796,000 remains to be paid to the Local Partnerships (including approximately $341,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not intend to acquire interests in additional Local Partnerships, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.  The Partnership is currently invested in twelve Local Partnerships.  The Partnership’s investments in Local Partnerships represent from 98.99% to 99.89% interests except for one investment which is a 58.12% interest.  See Item 2, Properties, below.

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  As of March 31, 2010, the Partnership has sold its limited partnership interest in one Local Partnership and the property and the related assets and liabilities of another Local Partnership.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

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

One of the Partnership’s objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements during the 15-year period commencing at the beginning of the Credit Period (“Compliance Period”).  As of December 31, 2009, all the Local Partnerships have completed their Credit Periods.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2014 with respect to the Properties depending upon when the Compliance Period commenced.

There can be no assurance that the Partnership will achieve its investment objectives, as described above, and it is unlikely that the Partnership will meet objectives 2 and 3, also as noted above.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership complies with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”).  Impairment of assets is a two-step process.  First, management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis.  If such estimates are below depreciated cost, Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  During the year ended March 31, 2010, the Partnership recorded approximately $12,993,000 as a loss on impairment of assets.  Through March 31, 2010, the Partnership has recorded approximately $25,026,000 as an aggregate loss on impairment of assets.

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

Employees

The Partnership does not have any direct employees. All services are performed for the Partnership by the General Partner and its affiliates. The General Partner receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).

Item 1A.  Risk Factors.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

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

Local Partnership Schedule

Name and Location (Number of Units)	Date Acquired	Percentage of Units Occupied at May 1,
		2010	2009	2008	2007	2006

BX-8A Team Associates, L.P. Bronx, NY (41)	October 1995	(b)	(b)	98%	98%	100%
Westminster Park Plaza (a California Limited Partnership) Los Angeles, CA (130)	June 1996	(a)	(a)	(a)	94%	91%
Fawcett Street Limited Partnership Tacoma, WA (60)	June 1996	95%	95%	98%	93%	97%
Figueroa Senior Housing Limited Partnership Los Angeles, CA (66)	November 1996	98%	98%	98%	91%	97%
NNPHI Senior Housing Limited Partnership Los Angeles, CA (75)	December 1996	100%	100%	100%	100%	100%
Belmont/McBride Apartments Limited Partnership Paterson, NJ (42)	January 1997	81%	95%	98%	100%	98%
Sojourner Douglass, L.P. Paterson, NJ (20)	February 1997	95%	100%	100%	100%	100%
New Zion ApartmentsLimited Partnership Shreveport, LA (100)	October 1997	94%	98%	99%	100%	100%
Bakery Village Urban Renewal Associates, L.P. Montclair, NJ (125)	December 1997	96%	96%	97%	97%	98%
Marlton Housing Partnership, L.P. (a Pennsylvania limited partnership) Philadelphia, PA (25)	May 1998	100%	88%	80%	84%	100%
GP Kaneohe Limited Partnership Kaneohe, HI (44)	July 1999	100%	100%	100%	100%	96%
KSD Village Apartments, Phase II, Ltd. Danville, KY (16)	July 1999	93%	88%	88%	94%	100%
Kanisa Apartments, Ltd. Fayette County, KY (59)	October 1999	63%	81%	73%	78%	86%
Guymon Housing Partners, L.P. Guymon, OK (92)	December 1999	96%	96%	99%	91%	95%

(a)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).
(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).

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

Item 3.  Legal Proceedings.

None.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2010, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of June 18, 2010, the Partnership has approximately 2,520 registered holders of an aggregate of 45,844 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

The Partnership has made no distributions to the BACs holders as of March 31, 2010.  There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.  However, the Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

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

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships, of which approximately $796,000 remains to be paid to the Local Partnerships (including approximately $341,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. During the year ended March 31, 2010, approximately $25,000 was paid to Local Partnerships.  The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no such adjustments made during the year ended March 31, 2010.

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  As of March 31, 2010, the Partnership has sold its limited partnership interest in one Local Partnership and the property and the related assets and liabilities of another Local Partnership.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds, although minimal (other than possible sales proceeds and sales distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the year ended March 31, 2010 and 2009, distributions from operations of the Local Partnerships amounted to approximately $5,000 and $27,000, respectively.  Additionally, during the year ended March 31, 2010 and 2009, the Partnership received approximately $0 and $343,000, respectively, of distributions from the sale of investments.

For the year ended March 31, 2010, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $45,000 due to acquisitions of property and equipment of approximately $91,000, repayments of mortgage notes of approximately $485,000, a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests of approximately $5,000 and an increase in deferred costs of approximately $20,000, which exceeded net cash provided by operating activities of approximately $476,000, amounts released from cash held in escrow of approximately $55,000 and amounts received from local general partners and affiliates of approximately $25,000.  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately $1,718,000, loss on impairment of asset of approximately $12,993,000 and prior period adjustment of approximately $299,000.

Total expenses for the years ended March 31, 2010 and 2009, excluding depreciation and amortization, interest, general and administrative – related parties, and loss on impairment of asset, totaled $3,622,571 and $3,714,280, respectively.

Accounts payable totaled $554,586 and $450,137 as of March 31, 2010 and 2009, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  Accrued interest payable as of March 31, 2010 and 2009 was $6,474,837 and $6,002,200, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term not including fees owed to the General Partner.  However, assuming the General Partner continues to defer the payment of fees as discussed below and in Note 8 to the Financial Statements in Item 8, the Partnership believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

At March 31, 2010, there is approximately $118,000 in working capital reserves.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date.  As of both March 31, 2010 and 2009, the gross amount of the Operating Deficit Guarantees aggregate approximately $123,000 and $123,000, respectively.  As of both March 31, 2010 and 2009, no amounts have been funded under the Operating Deficit Guaranty Agreements.  Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,847,000 and $1,638,000 were accrued and unpaid as of March 31, 2010 and 2009, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

All other payables are expected to be paid, if at all, from working capital reserves.  The General Partner does not anticipate making any future advances of operating funds to any of the Local Partnerships in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in that particular Local Partnership.  The Partnership’s ability to continue its operations would not be affected.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.  As of December 31, 2009, the Credit Periods have expired.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods expired with respect to the two Properties that have been sold but will continue through December 31, 2014 with respect to the remaining Properties depending upon when the Compliance Period commenced.

Sale of Underlying Properties/Local Partnership Interests

For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 10 in Item 8.

Discontinued Operations

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  The dispositions meet the criteria established for recognition as a discontinued operation under ASC 360, Property, Plant and Equipment (“ASC 360”), which specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity.  See Note 13 in Item 8 for a discussion of the sale of property.  As of March 31, 2010, there were no assets held for sale.

Tabular Disclosure of Contractual Obligations

The following table summarizes the Partnership’s commitments from operations as of March 31, 2010, to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Mortgage notes payable (a)	$24,703,113	$409,244	$888,599	$1,008,273	$22,396,997

(a)
The mortgage loans are payable in aggregate monthly installments of approximately $143,000 including principal and interest with rates varying from 0% to 8.46% per annum and have maturity dates ranging from 2014 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships’ rents and leases, and are without further recourse.  Certain obligations are guaranteed by affiliates of the general partner.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale at March 31, 2010.

Fair Value Measurements

The Partnership adopted FASB ASC 820 – “Fair Value Measurements” for financial assets and liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  As permitted, we chose not to elect the fair value option as prescribed by FASB ASC 825 – “Financial Instruments” – Including an Amendment of ASC 320 – “Investments – Debt and Equity Securities”, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under ASC 825.

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

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items (see Item 8, Note 2e).

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

Results of Operations

The majority of the Local Partnerships’ income continues to be in the form of rental income, with the corresponding expenses being divided among operations, depreciation and mortgage interest.  The following is a summary of the results of operations of the Partnership for the years ended March 31, 2010 and 2009, respectively, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 8, Note 13).

The net loss for the years ended March 31, 2010 and 2009 totaled $15,237,441 and $14,904,418, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced.  Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years.  The Partnership generated $945,893 and $3,002,588 of Tax Credits during each of the 2009 and 2008 tax years, respectively.

2010 vs. 2009

Rental income increased approximately 2% for the year ended March 31, 2010 as compared to the corresponding period ended March 31, 2009, primarily due to rental rate increases at the Local Partnerships.

Other income increased approximately $23,000 for the year ended March 31, 2010 as compared to the corresponding period in 2009, primarily due to a loss recognized on sale of securities in the previous year at one Local Partnership, offset by a decrease in laundry and vending revenue at a second Local Partnership, a decrease in interest income due to lower reserve balances at a third Local Partnership and a decrease in interest income earned on lower sale proceeds being invested at the Partnership level.

Total expenses, excluding depreciation and amortization and loss on impairment of asset, decreased approximately 2% for the year ended March 31, 2010 as compared to the corresponding period ended March 31, 2009.

Depreciation and amortization decreased approximately $357,000 for the year ended March 31, 2010 as compared to the corresponding period in 2009, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2009 at five Local Partnerships.

Loss on impairment of fixed assets amounted to approximately $12,993,000 and $12,033,000 for the years ended March 31, 2010 and 2009, respectively.  See Note 4 in Item 8 for detailed discussion on impairments.

Subsidiary Partnerships – Prior Period Adjustment

A subsidiary partnership had accrued interest on the development fee payable from February 1, 1999 through December 31, 2002.  Its partnership agreement does not allow for interest to be paid on the development fee; and accordingly, in 2009 the accrued interest was reversed and reflected as a prior period adjustment of $299,018.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

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

The Partnership does not have any other market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data.
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	12

	Consolidated Balance Sheets at March 31, 2010 and 2009	27

	Consolidated Statements of Operations for the years ended March 31, 2010 and 2009	28

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the years ended March 31, 2010 and 2009	29

	Consolidated Statements of Cash Flows for the years ended March 31, 2010 and 2009	30

	Notes to Consolidated Financial Statements	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Independence Tax Credit Plus L.P. IV and Subsidiaries

We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries (a Delaware limited partnership) as of  March 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the two-year period ended March 31, 2010.  These consolidated financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the consolidated financial statements of seven and nine subsidiary partnerships, whose losses aggregated $11,858,536 and $10,524,758 for the years ended March 31, 2010 and 2009, respectively, and whose assets constituted 59% and 71% of consolidated assets at March 31, 2010 and 2009, respectively.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years ended in the two-year period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, the Partnership corrected an error relating to accrued interest and has adjusted its partners’ capital (deficit) as of March 31, 2009.

/s/Friedman LLP

New York, New York
June 24, 2010

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

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
Figueroa Senior Housing Limited Partnership
Los Angeles, California

I have audited the balance sheet of Figueroa Senior Housing Limited Partnership, at December 31, 2009, and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended. These financial statements are the responsibility of Figueroa Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board, used in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership on December 31, 2009, and the results of its operations and its cash-flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford Benn, CPA
February 26, 2010
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
February 19, 2009
Carson, California

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
NNPHI Senior Housing, L.P.
Los Angeles, California

I have audited the balance sheet of NNPHI Senior Housing Limited Partnership, at December 31, 2009, and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended. These financial statements are the responsibility of NNPHI Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board, used in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing Limited Partnership on December 31, 2009, and the results of its operations and its cash-flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford Benn, CPA
February 26, 2010
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

/s/ Clifford Benn, CPA
February 19, 2009
Carson, California

[Letterhead of KOCH GROUP 7 COMPANY, LLP]

Independent Auditor's Report

To the Partners
Sojourner Douglass Urban Renewal Partnership, L.P.

We have audited the accompanying balance sheets of Sojourner Douglass Urban Renewal Partnership, L.P. (A Limited Partnership) as of December 31, 2009 and 2008 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sojourner Douglass Urban Renewal Partnership, L.P. (A Limited Partnership) as of December 31, 2009 and 2008 and the results of its operations, changes in its partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KOCH GROUP & COMPANY, LLP
New York, New York
March 9, 2010

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New Zion Apartments Limited Partnership

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, as of December 31, 2009, and the related statements of income, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership as of December 31, 2009, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report, dated March 4, 2010 on our consideration of New Zion Apartments Limited Partnership's internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated March 4, 2010, on New Zion Apartments Limited Partnership's compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 23 through 35 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Baltimore, Maryland
March 4, 2010

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

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2009, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2009, and the results of its operations, the changes in its partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 9, adjustments have been made to the partners' equity (deficit) as of December 31, 2008, to reverse accrued interest on the development fee note payable that had been expensed in 1999 - 2002.

/s/ REZNICK GROUP, P.C.
Baltimore, Maryland
March 8, 2010

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
Baltimore, Maryland
March 19, 2009

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Marlton Housing Partnership, L.P.

We have audited the accompanying balance sheet of Marlton Housing Partnership, L.P. as of December 31, 2009, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlton Housing Partnership, L.P. as of December 31, 2009, and the results of its operations, the change in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 and 21 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ REZNICK GROUP
Baltimore, Maryland
March 24, 2010

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

/s/ REZNICK GROUP
Baltimore, Maryland
April 4, 2009

[Letterhead of HANKINS & COMPANY]

INDEPENDENT AUDITORS’ REPORT

Partners
Guymon Housing Partners
Limited Partnership
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Guymon Housing Partners Limited Partnership as of December 31, 2009 and 2008, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit if its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guymon Housing Partners Limited Partnership as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HANKINS & COMPANY
Fort Smith, Arkansas
February 26, 2010

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009*

ASSETS

Operating assets:
Property and equipment, at cost, less accumulated depreciation (Notes 2, 4 and 7)	$18,938,097	$33,534,651
Cash and cash equivalents (Notes 2, 3 and 12)	1,176,371	1,221,135
Cash held in escrow (Notes 2, 3 and 5)	2,053,883	2,384,087
Deferred costs - less accumulated amortization (Notes 2 and 6)	314,520	318,382
Due from local general partners and affiliates (Note 8)	415,917	381,072
Other assets	368,261	381,288

Total operating assets	23,267,049	38,220,615

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating liabilities:
Mortgage notes payable (Notes 3 and 7)	$24,703,113	$25,188,479
Accounts payable and other liabilities	554,586	450,137
Accrued interest payable	6,474,837	6,002,200
Security deposit payable	308,937	313,722
Due to local general partners and affiliates (Note 8)	1,760,553	1,814,971
Due to general partner and affiliates (Note 8)	2,470,084	2,183,287

Total operating liabilities	36,272,110	35,952,796

Commitments and contingencies (Notes 8 and 12)

Partners’ capital (deficit):
Limited partners (100,000 BACs authorized; 45,844 issued and outstanding) (Note 1)	(13,728,173)	1,356,894
General partners	(545,320)	(392,946)

Independence Tax Credit Plus L.P. IV total	(14,273,493)	963,948

Noncontrolling interests (Note 2)	1,268,432	1,303,871

Total partners’ capital	(13,005,061)	2,267,819

Total liabilities and partners’ capital (deficit)	$23,267,049	$38,220,615

* Restated.
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2010	2009

Operations:
Revenues
Rental income	$4,891,163	$4,808,071
Other (Note 2)	125,800	102,835
Total revenues	5,016,963	4,910,906
Expenses
General and administrative	1,367,573	1,448,251
General and administrative-related parties (Note 8)	593,921	601,460
Repairs and maintenance	1,071,571	1,026,888
Operating and other	832,778	856,515
Real estate taxes	119,982	132,527
Insurance	230,667	250,099
Financial, primarily interest	1,357,379	1,390,392
Depreciation and amortization	1,717,972	2,075,109
Loss on impairment of assets	12,993,000	12,033,060
Total expenses	20,284,843	19,814,301
Loss from operations	(15,267,880)	(14,903,395)
Loss from discontinued operations	-	(80,558)
Net loss	(15,267,880)	(14,983,953)
Net loss attributable to noncontrolling interests from operations	30,439	22,698
Net loss attributable to noncontrolling interests from discontinued operations	-	56,837
Net loss attributable to noncontrolling interests	$30,439	$79,535
Net loss attributable to Independence Tax Credit Plus LP IV	$(15,237,441)	$(14,904,418)
Loss from operations – limited partners	$(15,085,067)	$(14,731,890)
Loss from discontinued operations – limited partners	-	(23,484)
Net loss – limited partners	$(15,085,067)	$(14,755,374)
Number of BACs outstanding	45,844	45,844
Loss from operations per BAC	$(329.05)	$(321.35)
Loss from discontinued operations per BAC	-	(0.51)
Loss per BAC	$(329.05)	$(321.86)

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
YEARS ENDED MARCH 31, 2010 and 2009

	Total	Limited Partners	General Partners	Noncontrolling Interests

Partners’ capital (deficit) – April 1, 2008	$16,947,754	$15,816,240	$(251,892)	$1,383,406
Prior period adjustment (Note 14)	299,018	296,028	2,990	0
Partners’ capital (deficit) as restated – April 1, 2008	17,246,772	16,112,268	(248,902)	1,383,406
Net loss	(14,983,953)	(14,755,374)	(149,044)	(79,535)
Forgiveness of related party debt	5,000	0	5,000	0
Partner’s capital (deficit) – March 31, 2009	2,267,819	1,356,894	(392,946)	1,303,871
Net loss	(15,267,880)	(15,085,067)	(152,374)	(30,439)
Distributions	(5,000)	0	0	(5,000)
Partner’s capital (deficit) – March 31, 2010	$(13,005,061)	$(13,728,173)	$(545,320)	$1,268,432

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2010	2009*

Cash flows from operating activities:
Net loss	$(15,267,880)	$(14,983,953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Prior period adjustment	299,018	0
Depreciation and amortization	1,717,972	2,190,395
Gain on sale of property	0	(68,089)
Loss on impairment of assets	12,993,000	12,033,060
Decrease in cash held in escrow	275,017	108,750
Decrease in other assets	13,027	70,681
Increase (decrease) in accounts payable and other liabilities	104,448	(427,953)
Increase in accrued interest payable	173,619	290,419
(Decrease) increase in security deposit payable	(4,785)	5,655
(Decrease) increase in due to local general partners and affiliates	(79,865)	187,852
Increase in due from local general partners	(34,845)	(381,072)
Increase (decrease) in due to general partner and affiliates	286,797	(509,294)
Total adjustments	(15,743,403)	13,500,404
Net cash provided by (used in) operating activities	475,523	(1,483,549)
Cash flows from investing activities:
Acquisition of property and equipment	(90,820)	(343,142)
Decrease in cash held in escrow	55,187	224,965
Proceeds from sale of property	0	343,289
Costs relating to sale of property	0	(66,362)
Increase in due to local general partners and affiliates	25,447	277,034
Net cash (used in) provided by investing activities	(10,186)	435,784
Cash flows from financing activities:
Repayments of mortgage notes	(485,366)	(325,816)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(5,000)	(73,385)
Increase in deferred costs	(19,735)	0
Net cash used in financing activities	(510,101)	(399,201)
Net decrease in cash and cash equivalents	(44,764)	(1,446,966)
Cash and cash equivalents at beginning of year	1,221,135	2,668,101
Cash and cash equivalents at end of year*	$1,176,371	1,221,135
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$970,290	$1,127,614
Summarized below are the components of the gain on sale of property:
Proceeds from sale of investment – net	$0	$(276,927)
Decrease in property and equipment, net of accumulated depreciation	0	1,643,157
Decrease in cash held in escrow	0	98,508
Decrease in other assets	0	119,374
Increase in accounts payable and other liabilities	0	443,981
Decrease in security deposit payable	0	(22,123)
Decrease in due to local general partners and affiliates	0	(109,798)
Decrease in due to general partners and affiliates	0	(65,000)
Decrease in mortgage notes	0	(1,961,004)
Decrease in deferred costs	0	56,743
Increase in capital contribution – General Partner	0	5,000

* Reclassified for comparative purposes. The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

NOTE 1 – General

Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) (the “Partnership”) was organized on February 22, 1995.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”).  Centerline Holding Company (“Centerline”) is the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the managing member of the General Partner.

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

The Partnership had originally acquired limited partnership interests in fourteen subsidiary partnerships, all of which have been, or were, consolidated. The Partnership does not anticipate acquiring limited partnership interests in additional subsidiary partnerships. The Partnership’s investments in Local Partnerships represent from 98.99% to 99.89% interests, except for one investment which is a 58.12% interest.

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

NOTE 2 – Summary of Significant Accounting Policies

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and its subsidiary partnerships for the years ended March 31, 2010 and 2009, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships (the “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The Partnership has adopted FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), which is effective for fiscal year ends beginning after December 15, 2008, to determine the accounting of its noncontrolling interests in its consolidated financial statements.  In accordance with ASC 810, losses attributable to noncontrolling interests amounted to approximately $30,000 for the year ended March 31, 2010.  Prior to the adoption of ASC 810, losses attributable to minority interests which exceeded the minority interests’ investment in a subsidiary partnership were charged to the Partnership.  Such losses amounted to approximately $26,000 for the year ended March 31, 2009.  Increases (decreases) in the capitalization of the consolidated subsidiaries attributable to noncontrolling interests arise from cash contributions from and cash distributions to the noncontrolling interest partners.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any.  The weighted average loss per BAC is calculated on the limited partnership interests.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale at March 31, 2010.

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

The Partnership has no material liability for unrecognized tax benefits and no material change to the beginning partner’s capital of the Partnership. As of and during the year ended March 31, 2010, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties.

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

Income tax returns for the year prior to 2006 are no longer subject to examination by tax authorities.

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
MARCH 31, 2010 and 2009

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

NOTE 3 – Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow
The carrying amount approximates fair value.

Accounts Payable and Other Liabilities
The carrying amount approximates fair value.

Mortgage Notes Payable
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

	At March 31, 2010		At March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes and accrued interest	$31,177,950	$12,763,485	$31,190,679	$15,101,746

Fair value has been estimated using Level 3 inputs.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

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

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates
Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such unique obligations are not currently available.

NOTE 4 – Property and Equipment

The components of property and equipment and their estimated useful lives from operating assets are as follows:

	March 31,		Estimated Useful Lives (Years)
	2010	2009

Land	$2,003,490	$2,003,490
Building and improvements	38,507,210	51,500,210	27.5 – 40
Furniture and fixtures	1,376,938	1,286,118	5 – 7

	(41,887,638)	54,789,818
Less: Accumulated depreciation	(22,949,541)	(21,255,167)

	$18,938,097	$33,534,651

Depreciation expense for the years ended March 31, 2010 and 2009 amounted to $1,694,374 and $2,046,500, respectively.

Depreciation expense from discontinued operations for the years ended March 31, 2010 and 2009 amounted to $0 and $109,522, respectively.

Impairments

The Partnership deemed the buildings of the following Local Partnerships impaired and wrote them down to their estimated fair values which resulted in losses on impairment.  Fair value was obtained from assessments made by management after indications that the carrying value of the assets were not recoverable or from appraisals done at the Local Partnerships.

Impairments recorded for the year ended March 31, 2010 were as follows:

Bakery Village Urban Renewal Associates, LP	$8,083,000
Belmont/McBride Apartments Limited Partnership	2,299,000
Figueroa Senior Housing Limited Partnership	1,295,000
Guymon Housing Partners, L.P.	1,316,000
$12,993,000

Impairments recorded for the year ended March 31, 2009 were as follows:

Marlton Housing Partnership, LP	$2,233,060
Fawcett Street Limited Partnership	2,400,000
NNPHI Senior Housing Limited Partnership	2,600,000
Sojourner Douglass L.P.	1,600,000
Kanisa Apartments, Ltd.	3,200,000
$12,033,060

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

NOTE 5 – Cash Held in Escrow

Cash held in escrow from operating assets consists of the following:

	March 31,
	2010	2009

Purchase price payments*	$340,846	$365,846
Real estate taxes, insurance and other	442,805	723,948
Reserve for replacement	974,573	1,004,760
Tenant security deposits	295,659	289,533
	$2,053,883	$2,384,087
* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

	March 31,
	2010	2009	Period

Financing costs	$884,890	$884,890	2 through 45 years
Other deferred costs	153,522	133,786
	1,038,412	1,018,676
Less: Accumulated amortization	(723,892)	(700,294)

	$314,520	$318,382

Amortization expense for the years ended March 31, 2010 and 2009 amounted to $23,598 and $28,609, respectively.

Amortization expense from discontinued operations for the years ended March 31, 2010 and 2009 amounted to $0 and $5,764, respectively.

NOTE 7 - Mortgage Loans Payable

The mortgage loans from operations are payable in aggregate monthly installments of approximately $143,000 including principal and interest with rates varying from 0% to 8.46% per annum and have maturity dates ranging from 2014 through 2051.  The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships’ rents and leases, and are without further recourse.  Certain obligations are guaranteed by affiliates of the general partner.

Annual principal payments on the permanent debt requirements for mortgage notes payable for each of the next five calendar years and thereafter are as follows:

Year Ending December 31,	Amount

2010	$409,244
2010	432,131
2011	456,468
2012	483,190
2013	525,083
Thereafter	22,396,997
$24,703,113

The mortgage agreements generally require monthly deposits to replacement reserves and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

Accrued interest payable amounted to approximately $6,475,000 and $6,301,000 as of March 31, 2010 and 2009, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  Accrued interest payable is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

NOTE 8 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner, the Local General Partners and their respective affiliates receive their pro-rata share of profits, losses and tax credits.

A)  Guarantees

The Partnership had negotiated Operating Deficit Guaranty Agreements with the Local Partnerships whereby the Local General Partners of such Local Partnerships and/or their affiliates agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2010 and 2009, Operating Deficit Guarantees aggregate approximately $123,000 and $123,000, respectively.  Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.  As of March 31, 2010 and 2009, there has been no funding under the Operating Deficit Guaranty Agreements.

B)  Related Party Expenses

Expenses incurred to related parties from operations for the years ended March 31, 2010 and 2009 were as follows:

	Years Ended March 31,
	2010	2009

Partnership management fees (a)	$208,973	$229,179
Expense reimbursements (b)	158,165	114,017
Local administrative fees (c)	39,000	38,000
Total general and administrative – General Partner	406,138	381,196
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	187,783	220,264
Total general and administrative-related parties	$593,921	$601,460

Expenses incurred to related parties from discontinued operations for the years ended March 31, 2010 and 2009 were as follows:

	Years Ended March 31,
	2010	2009

Local administrative fees (c)	$0	$5,000
Total general and administrative – General Partner	$0	$5,000

(a)     The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are accrued without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $1,847,000 and $1,638,000 were accrued and unpaid as of March 31, 2010 and 2009, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

(b)     The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $86,000 and $35,000 were accrued and unpaid as of March 31, 2010 and 2009, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)     Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $279,000 and $255,000 were accrued and unpaid as of March 31, 2010 and 2009, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

C)  Due to/from Local General Partners and Affiliates

Due to Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2010	2009

Development fee payable	$1,586,284	$1,586,284
Construction costs payable	50,000	50,000
Operating advances	71,447	46,000
Management and other fees	52,822	132,687

	$1,760,553	$1,814,971

Due from Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2010	2009

Local general partner loan receivable	$415,917	$381,072

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

NOTE 9 – Taxable Net Loss

A reconciliation of the consolidated financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

	Years Ended March 31,
	2010	2009

Financial statement net loss	$(15,237,441)	$(14,904,418)

Differences between depreciation and amortization expense for financial reporting purposes and income tax purposes	(479,158)	(406,606)

Differences resulting from Partnership having a different fiscal year for income tax and financial reporting purposes	(143,342)	96,575

Tax exempt interest income	(124)	(2,903)

Provision for loss on impairment	12,993,000	12,033,060

Difference between gains and losses allocated to noncontrolling interests for financial reporting purposes and tax purposes	0	(860,969)

Other, including accruals for financial reporting purposes not deductible for income tax purposes until paid	(337,224)	459,220

Net loss per income tax returns	$(3,204,289)	$(3,586,041)

NOTE 10 – Sale of Property

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  As of March 31, 2010, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of one Local Partnership have been sold.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

NOTE 11 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2010 and 2009.

	Quarter Ended
OPERATIONS	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010

Revenues	$1,316,947	$1,289,401	$1,260,234	$1,150,381
Total expenses	(1,865,813)	(1,849,363)	(1,812,797)	(14,756,870)
Loss from operations	(548,866)	(559,962)	(552,563)	(13,606,489)
Noncontrolling interests in (income) loss of subsidiaries from operations	(5,644)	(1,610)	(2,323)	(40,016)
Net loss – Independence Tax Credit Plus L.P. IV	$(554,510)	$(561,572)	$(554,886)	$(13,566,473)
Net loss – limited partnership	$(548,965)	$(555,956)	$(549,337)	$(13,430,809)
Net loss per weighted average BAC	$(11.97)	$(12.13)	$(11.98)	$(292.97)

	Quarter Ended
OPERATIONS	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009

Revenues	$1,262,255	$1,262,469	$1,293,273	$1,092,909
Total expenses	(1,910,086)	(1,899,492)	(1,940,413)	(14,064,310)
Loss from continuing operations before minority interest	(647,831)	(637,023)	(647,140)	(12,971,401)
(Loss) income from discontinued operations	(60,404)	(5,300)	(48,748)	33,893
Net loss	$(708,234)	$(642,323)	$(695,888)	$(12,937,508)
Noncontrolling interests in (income) loss of subsidiaries from operations	(9,433)	(3,359)	(5,778)	41,268
Noncontrolling interests in loss of subsidiaries from discontinued operations	256	48	482	56,051
Net loss – Independence Tax Credit Plus L.P. IV	$(717,411)	$(645,634)	$(701,184)	$(12,840,189)
Net loss – limited partnership	$(710,237)	$(639,178)	$(694,172)	$(12,711,787)
Loss per weighted average BAC from operations	$(14.19)	$(13.83)	$(14.10)	$(279.23)
(Loss) income per weighted average BAC from discontinued operations	(1.30)	(0.11)	(1.04)	1.94
Net loss per weighted average BAC	$(15.49)	$(13.94)	$(15.14)	$(277.29)

NOTE 12 – Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation for up to $250,000 with certain limitations.  At March 31, 2010, uninsured cash and cash equivalents at various banking institutions approximated $67,000.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

b)  Leases

Certain subsidiary partnerships have land lease arrangements whereby they are  obligated to pay $1 per annum through June 2054.

c)  Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $293,275 and $346,945 for the years ended March 31, 2010 and 2009, respectively.  Of these fees, $187,783 and $220,264 were incurred to affiliates of the Local General Partners.

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced.  The Credit Period generally runs for ten years from the date it commenced with respect to each eligible Property.  Because of the time required for the acquisition, completion and rent-up of Properties, as expected, that the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $945,893 and $3,115,662 of Tax Credits during each of the 2009 and 2008 tax years, respectively.  As of December 31, 2009, all the Local Partnerships have completed their Credit Periods.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

NOTE 13 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 31, 2010, there were no properties classified as discontinued operations in the consolidated financial statements.  For the year ended March 31, 2009, BX-8A, which was sold during the year ended March 31, 2009, was classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

Year Ended March 31, 2009

Revenues
Rental income	$320,167
Other (Note 2)	8,632
Gain on sale of properties (Note 10)	68,089
Total revenues	396,888
Expenses
General and administrative	112,515
General and administrative-related parties (Note 8)	5,000
Repairs and maintenance	84,501
Operating and other	103,374
Insurance	29,129
Financial, primarily interest	27,641
Depreciation and amortization	115,286
Total expenses	477,446
Loss before noncontrolling interests	(80,558)
Noncontrolling interests in loss of subsidiaries from discontinued operations	56,837
Total loss from discontinued operations (including gain on sale of properties and noncontrolling interests)	$(23,721)
Loss – limited partners from discontinued operations (including gain on sale of properties and noncontrolling interests)	$(23,484)
Number of BACs outstanding	45,844
Loss from discontinued operations (including gain on sale of properties and noncontrolling interests) per BAC	$(0.51)

Year Ended March 31, 2009
Cash flows from Discontinued Operations: Net cash used in operating activities	$(827,474)
Net cash provided by investing activities	$465,243
Net cash used in financing activities	$(74,294)

In accordance with ASC 360, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations.  Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale.  A gain or loss recognized on a disposition is disclosed in the notes to the consolidated financial statements.  Adjustments to amounts previously reported in operations that are directly related to a disposition of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes.  Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

NOTE 14 – Prior Period Adjustment

A subsidiary partnership had accrued interest on the development fee payable from February 1, 1999 through December 31, 2002.  Its partnership agreement does not allow for interest to be paid on the development fee; and accordingly, in 2009 the accrued interest was reversed and reflected as a prior period adjustment of $299,018.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

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

(b)  Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2010.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2010, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers. The Partnership’s affairs are managed and controlled by Related Independence LLC (“RILLC”), the General Partner.  The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, Centerline Holding Company (“Centerline”), the ultimate parent company of Centerline Affordable Housing Advisors (“CAHA”) which controls the General Partner, has adopted a code of ethics (see http://www.centerline.com).

Certain information concerning the executive officers of the General Partner is set forth below.

Name	Position

Robert A. Pace	Chief Financial Officer

Andrew J. Weil	President and Chief Executive Officer

ROBERT A. PACE, 37, is the Chief Financial Officer of RILLC and a Director of Centerline.  Mr. Pace oversees the accounting operations of the General partner, and is also responsible for overseeing the accounting operations of Centerline’s Affordable Housing Group.  Mr. Pace joined Centerline’s predecessor in January of 2003 as an Assistant Controller.  Prior to joining Centerline’s predecessor, Mr. Pace worked for KPMG in the financial services real estate group as an audit manager.  He received a Bachelor of Science Degree from Wagner College in 1994 and is a Certified Public Accountant.

ANDREW J. WEIL, 39, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group and the Chief Executive Officer of Centerline Financial, Centerline’s Credit Risk Products Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

Item 11.  Executive Compensation.

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to members or officers of the General Partner for their services. However, under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay annual partnership management fees, nonrecurring acquisition fees, a nonaccountable acquisition expense allowance, an accountable expense reimbursement and subordinated disposition fees to the General Partner and/or its affiliates. In addition, the General Partner is entitled to a subordinated interest in cash from sales or refinancings and a 1% interest in net income, net loss, distributions of adjusted cash from operations and cash from sales or refinancings.  Certain members and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 in Item 8 above, which is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of May 28, 2010 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each executive officer of the General Partner of RILLC and (iii) the directors and executive officers of the general partners of RILLC as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	2,868.06	(2)	6.3%
J. Michael Fried	2,868.06	(2)(3)	6.3%
Alan P. Hirmes	2,868.06	(2)(3)	6.3%
Stuart J. Boesky	2,868.06	(2)(3)	6.3%
Stephen M. Ross	2,868.06	(2)(3)	6.3%
Marc D. Schnitzer	2,868.06	(2)(3)	6.3%
Andrew J. Weil	-		-
Robert A. Pace	-		-

All executive officers of the general partner of the Related General Partner as a group (three persons)

	2,868.06	(2)	6.3%

(1)           The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2)           As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. and Lehigh Tax Credit Partners, Inc. (the “Managing Member”) on January 25, 1999 with the Securities and Exchange Commission.

(3)           Only owns an economic interest in the Managing Member.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 in Item 8 above, which are incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the members and officers of the General Partner.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees by Friedman LLP for professional services rendered for the audit of the Partnership’s annual consolidated financial statements for the years ended March 31, 2010 and 2009 and for the reviews of the financial information included in the Partnership’s quarterly reports on Form 10-Q for those years were $83,200 and $82,500, respectively.

Audit Related Fees

None.

All Other Fees

None.

The Partnership is not required to have and does not have a standalone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
		Sequential Page

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	12

	Consolidated Balance Sheets at March 31, 2010 and 2009	27

	Consolidated Statements of Operations for the years ended March 31, 2010 and 2009	28

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the years ended March 31, 2010 and 2009	29

	Consolidated Statements of Cash Flows for the years ended March 31, 2010 and 2009	30

	Notes to Consolidated Financial Statements	31

(a) 2.	Consolidated Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	50

	Schedule I - Condensed Financial Information of Registrant	51

	Schedule III - Real Estate and Accumulated Depreciation	54

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV as adopted on February 22, 1995*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. IV as filed on February 22, 1995*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. IV and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	47

	*Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-89968}

	**Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-89968}

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

PART IV

Item 15.	Exhibits, Financial Statement Schedules (continued).
(c)	Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

	Fawcett Street Limited Partnership	WA
	Figueroa Senior Housing Limited Partnership	CA
	NNPHI Senior Housing Limited Partnership	CA
	Belmont/McBride Apartments Limited Partnership	NJ
	New Zion Apartments Limited Partnership	LA
	Bakery Village Urban Renewal Associates, L.P.	NJ
	Sojourner Douglass, L.P.	NJ
	Marlton Housing Partnership, L.P.	PA
	GP Kaneohe Limited Partnership	HI
	KSD Village Apartments, Phase II, Ltd.	KY
	Kanisa Apartments, Ltd.	KY
	Guymon Housing Partners, L.P.	OK

(d)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	June 24, 2010		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	June 24, 2010		By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert A. Pace Robert A. Pace	Chief Financial Officer and Principal Accounting Officer of Related Independence L.L.C.	June 24, 2010

/s/ Andrew J. Weil Andrew J. Weil	President (Chief Executive Officer) of Related Independence L.L.C.	June 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

To the Partners
Independence Tax Credit Plus L.P. IV and Subsidiaries

Under date of June 24, 2010, we reported on the basic consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the two-year period ended March 31, 2010.

In connection with our audits of the basic aforementioned consolidated financial statements, we have also audited supporting Schedule I as of March 31, 2010 and 2009 and for the years ended March 31, 2010 and 2009, and Schedule III as of March 31, 2010 and for the years ended March 31, 2010 and 2009.  These supporting schedules are the responsibility of the Partnerships' management.  Our responsibility is to express an opinion on these schedules based on our audits.  In our opinion, these schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

/s/Friedman LLP

New York, New York
June 24, 2010

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)

CONDENSED BALANCE SHEETS

ASSETS

	2010	2009

Cash and cash equivalents	$573,780	$807,515
Investment in subsidiary partnerships	0	0
Cash held in escrow	340,846	365,846
Other assets	1,097,063	1,226,454
Total assets	$2,011,689	$2,399,815

LIABILITIES AND PARTNERS’ CAPITAL

Due to general partner and affiliates	$1,934,439	$1,672,192
Other liabilities	77,250	67,693
Total liabilities	2,011,689	1,739,885
Partners’ capital (deficit)	0	659,930
Total liabilities and partners’ capital (deficit)	$2,011,689	$2,399,815

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

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2010	2009
Revenues
Other income	$1,958	$32,431
Loss on sale of property	0	(125,678)
Total income (loss)	1,958	(93,247)

Expenses

Administrative and management	145,819	141,420
Administrative and management-related parties	367,138	343,192

Total expenses	512,957	484,612

Loss from operations	(510,999)	(577,859)

Equity in loss of subsidiary partnerships	(148,931)	(14,326,559)

Net loss	$(659,930)	$(14,904,418)

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF CASH FLOWS

Increases (Decreases) in Cash and Cash Equivalents

	Years Ended March 31,
	2010	2009

Cash flows from operating activities:

Net loss	$(659,930)	$(14,904,418)

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships	0	14,326,559
Decrease in other assets	129,391	1,026,806
Increase (decrease) in liabilities:
Due to general partner and affiliates	262,247	(642,590)
Other liabilities	9,557	(1,749)

Total adjustments	401,195	14,709,026

Net cash used in operating activities	(258,735)	(195,392)

Cash flows from investing activities:

Decrease in cash held in escrow	25,000	67,800
Decrease (increase) in investments in subsidiary partnerships	0	(727,256)

Net cash provided by (used in) investing activities	25,000	(659,456)

Net decrease in cash and cash equivalents	(233,735)	(854,848)

Cash and cash equivalents, beginning of year	807,515	1,662,363

Cash and cash equivalents, end of year	$573,780	$807,515

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
SCHEDULE III
CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2010

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Impairments	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements are Computed (a)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Apartment Complexes

Fawcett Street Limited Partnership
Tacoma, WA	$1,791,241	$390,654	$4,247,465	$(2,211,819)	$396,383	$2,029,917	$2,426,300	$2,031,578	1996-97	June 1996	27.5	years
Figueroa Senior Housing Limited Partnership
Los Angeles, CA	2,957,279	279,000	4,978,250	(660,664)	291,377	4,305,209	4,596,586	2,463,362	1996-97	Nov. 1996	27.5	years
NNPHI Senior Housing Limited Partnership
Los Angeles, CA	3,872,440	709,657	6,135,419	(2,119,270)	715,387	4,010,419	4,725,806	2,679,444	1996-97	Dec. 1996	27.5	years
Belmont/McBride Apartments Limited Partnership
Paterson, NJ	2,645,117	154,934	5,627,693	213,963	182,633	5,813,957	5,996,590	3,368,477	1997-98	Jan. 1997	27.5	years
Sojourner Douglass, L.P.
Paterson, NJ	1,977,352	141,297	2,573,950	(1,403,766)	143,996	1,167,485	1,311,481	1,211,274	1997-98	Feb. 1997	27.5	years
New Zion Apartments Limited Partnership
Shreveport, LA	694,364	20,000	2,688,770	137,075	22,699	2,823,146	2,845,845	1,325,076	1997-98	Oct. 1997	27.5	years
Bakery Village Urban Renewal Associates, L.P.
Montclair, NJ	3,997,638	50,000	14,912,416	(5,109,389)	52,699	9,800,328	9,853,027	5,092,602	1997-98	Dec. 1997	27.5	years
Marlton Housing Partnership, L.P.
Philadelphia, PA	1,849,000	2,648	1,547,121	(1,391,840)	4,355	153,574	157,929	97,120	1998-99	May 1998	27.5	years
GP Kaneohe Limited Partnership
Kaneohe, HI	1,583,509	0	3,306,828	111,467	613	3,417,682	3,418,295	1,009,536	1999-00	July 1999	7-40	years
KSD Village Apartments, Phase II Ltd.
Danville, KY	346,336	0	887,539	40,224	612	927,150	927,762	290,606	1999-00	July 1999	10-40	years
Kanisa Apartments Ltd.
Fayette County, KY	1,363,209	106,592	4,846,543	(3,072,909)	107,205	1,773,021	1,880,226	1,246,509	1998-99	Oct. 1999	5-40	years
Guymon Housing Partners, L.P.
Guymon, OK	1,625,628	84,918	4,238,907	(576,035)	85,531	3,662,260	3,747,791	2,133,960	1998-99	Dec. 1999	27.5	years

	$24,703,113	$1,939,700	$55,990,901	$(16,042,963)	$2,003,490	$39,884,148	$41,887,638	$22,949,541

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
SCHEDULE III
CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2010

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2010	2009	2010	2009

Balance at beginning of year	$54,789,818	$70,210,727	$21,255,167	$21,186,975
(Adjustment to) additions during year:
Land, building and improvements	90,820	343,142
Discontinued operations, dispositions and impairments	(12,993,000)	(15,764,051)
Accumulated depreciation on dispositions and impairments			0	(2,087,830)
Depreciation expense			1,694,374	2,156,022
Balance at close of year	$41,887,638	$54,789,818	$22,949,541	$21,255,167

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.