Form 10-Q
period 2010-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2010-08-12
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2010	March 31, 2010
	(Unaudited)

ASSETS
Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $23,223,594 and $22,949,541, respectively)	$18,669,456	$18,938,097
Cash and cash equivalents	1,046,040	1,176,371
Cash held in escrow	2,048,130	2,053,883
Deferred costs (net of accumulated amortization of $729,783 and $723,892, respectively)	308,629	314,520
Due from local general partners and affiliates (Note 2)	420,985	415,917
Other assets	403,448	368,261
Total operating assets	$22,896,688	$23,267,049
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating liabilities
Mortgage notes payable	$24,622,040	$24,703,113
Accounts payable and other liabilities	621,873	554,586
Accrued interest payable	6,602,001	6,474,837
Security deposit payable	307,550	308,937
Due to local general partners and affiliates (Note 2)	1,709,732	1,760,553
Due to general partners and affiliates (Note 2)	2,504,933	2,470,084
Total operating liabilities	36,368,129	36,272,110
Commitments and contingencies (Note 6)
Partners’ capital (deficit):
Limited partners – 45,844 Beneficial Assignment Certificates (“BACs”) issued and outstanding	(14,174,974)	(13,728,173)
General partners	(549,833)	(545,320)
Independence Tax Credit Plus L.P. IV total	(14,724,807)	(14,273,493)
Noncontrolling interests	1,253,366	1,268,432
Total partners’ capital	(13,471,441)	(13,005,061)
Total liabilities and partners’ capital	$22,896,688	$23,267,049
The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2010	2009*

Operations:
Revenues
Rental income	$1,231,864	$1,250,919
Other	19,691	66,028
Total revenues	1,251,555	1,316,947
Expenses
General and administrative	375,798	393,109
General and administrative-related parties (Note 2)	172,505	159,134
Repairs and maintenance	233,903	224,485
Operating and other	202,692	221,346
Real estate taxes	34,879	33,532
Insurance	58,046	62,821
Interest	336,168	344,926
Depreciation and amortization	279,944	426,460
Total expenses	1,693,935	1,865,813
Net loss	(442,380)	(548,866)
Net income attributable to noncontrolling interests	(8,934)	(5,644)
Net loss attributable to Independence Tax Credit Plus L.P. IV	$(451,314)	$(554,510)
Net loss – limited partners	$(446,801)	$(548,965)
Number of BACs outstanding	45,844	45,844
Net loss per weighted average BAC	$(9.75)	$(11.97)
*Reclassified for comparative purposes. The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit)
(Unaudited)

	Independence Tax Credit Plus L.P. IV
	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ capital (deficit) – April 1, 2010	$(13,005,061)	$(13,728,173)	$(545,320)	$1,268,432
Net loss (income)	(442,380)	(446,801)	(4,513)	8,934
Distributions	(24,000)	0	0	(24,000)
Partners’ capital (deficit) – June 30, 2010	$(13,471,441)	$(14,174,974)	$(549,833)	$1,253,366
The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(442,380)	$(548,866)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	279,944	426,460
Decrease (increase) in cash held in escrow	27,106	(75,642)
Increase in other assets	(35,187)	(42,793)
Increase in accounts payable	67,287	35,225
Increase in accrued interest payable	127,164	150,636
Decrease in security deposit payable	(1,387)	(1,150)
Increase in due from general partner and affiliates	(5,068)	(3,913)
Decrease in due to local general partners and affiliates	(49,596)	(17,812)
Increase in due to general partner and affiliates	34,849	80,888
Total adjustments	445,112	551,899
Net cash provided by operating activities	2,732	3,033
Cash flows from investing activities:
(Increase) decrease in cash held in escrow	(21,353)	112,153
Acquisition of property and equipment	(5,412)	0
Net payments from local general partners and affiliates	(1,225)	0
Net cash (used in) provided by investing activities	(27,990)	112,153
Cash flows from financing activities:
Repayments of mortgage notes	(81,073)	(129,748)
Distributions from noncontrolling interests	(24,000)	(62,000)
Net cash used in financing activities	(105,073)	(191,748)
Net decrease in cash and cash equivalents	(130,331)	(76,562)
Cash and cash equivalents at beginning of period	1,176,371	1,221,135
Cash and cash equivalents at end of period	$1,046,040	$1,144,573
The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of June 30, 2010, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and twelve other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  Some of the Properties may also be eligible for the historic rehabilitation tax credits.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”).  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.  The Partnership is currently in the process of developing a plan to dispose of all its investments.

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

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), income attributable to noncontrolling interests amounted to approximately $9,000 and $6,000 for the three months ended June 30, 2010 and 2009, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2010, the results of its operations and its cash flows for the three months June 30, 2010 and 2009.  However, the operating results and cash flows for the three months ended June 30, 2010 may not be indicative of the results for the entire year.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale at June 30, 2010.

NOTE 2 – Related Party Transactions

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner, the Local General Partners and their respective affiliates receive their pro-rata share of profits, losses and tax credits.

A)	Guarantees

The Partnership had negotiated Operating Deficit Guaranty Agreements with the Local Partnerships whereby the Local General Partners of such Local Partnerships and/or their affiliates agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of June 30, 2010 and 2009, Operating Deficit Guarantees aggregate approximately $123,000 and $123,000, respectively.  Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.  As of June 30, 2010 and 2009, there has been no funding under the Operating Deficit Guaranty Agreements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

B)	Related Party Expenses

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010	2009

Partnership management fees (a)	$76,000	$74,750
Expense reimbursement (b)	38,775	37,093
Local administrative fee (c)	9,750	9,500
Total general and administrative-General Partners	124,525	121,343
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	47,980	37,791
Total general and administrative-related parties	$172,505	$159,134

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are accrued without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $1,923,000 and $1,847,000 were accrued and unpaid as of June 30, 2010 and March 31, 2010, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $124,000 and $86,000 were accrued and unpaid as of June 30, 2010 and March 31, 2010, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $199,000 and $279,000 were accrued and unpaid as of June 30, 2010 and March 31, 2010, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

B)	Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	June 30, 2010	March 31, 2010

Development fee payable	$1,552,470	$1,586,284
Construction costs payable	50,000	50,000
Operating advances	104,036	71,447
Management and other fees	3,226	52,822
	$1,709,732	$1,760,553

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Due from Local General Partners and affiliates from operating liabilities consists of the following:

	June 30, 2010	March 31, 2010

Local general partner loan receivable	$420,985	$415,917

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

	At June 30, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes and accrued interest	$31,224,041	$12,775,917	$31,177,950	$12,763,485

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
June 30, 2010
(Unaudited)

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates
Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such unique obligations are not currently available.

NOTE 4 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all its investments.  It is anticipated that this process will continue to take a number of years.  As of June 30, 2010, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of one Local Partnership have been sold.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

NOTE 5 – Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Property Management Fees

The Local Partnerships have entered into management agreements with ten managing agents to manage the Partnership's twelve properties.  Of these, six managing agents are affiliates of the Local General Partner for six properties.  The base management fee percentage ranges between 5% and 10% of all rents collected, and the management agreement for one of the properties (GP Kaneohe Limited Partnership) provides for a monthly payment of $2,024. Property management fees incurred by the Local Partnerships amounted to $80,134 and $76,959 for the three months ended June 30, 2010 and 2009, respectively.  Of these fees, $47,980 and $37,791 were incurred to affiliates of the subsidiary partnerships’ general partners (“Local General Partners”) for the three months ended June 30, 2010 and 2009, respectively.

Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of real estate. The Partnership can also be affected by poor economic conditions generally; however no more than 25% of the properties are located in any single state. The properties are concentrated in New Jersey (25%), Kentucky (17%) and California (17%). There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of June 30, 2010, there were three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced.  As of December 31, 2009, all the Local Partnerships had completed their Credit Periods.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the fifteen year compliance period (“Compliance Period”) in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2014 with respect to the Properties depending upon when the Compliance Period commenced.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which, as of June 30, 2010, approximately $796,000 remains to be paid to the Local Partnerships (including approximately $341,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds.  During the three months ended June 30, 2010, the Partnership did not make any payments to the Local Partnerships.  The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.  There were no such adjustments made during the three months ended June 30, 2010.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves, exclusive of Local Partnerships’ working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds, although minimal (other than possible sales proceeds and sales distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the three months ended June 30, 2010 and 2009, there were no distributions from operations of the Local Partnerships.

For the three months ended June 30, 2010, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $130,000 due to acquisitions of property and equipment of approximately $5,000, an increase in cash held in escrow of approximately $21,000, repayments of mortgage notes of approximately $81,000, a distribution from noncontrolling interests of approximately $24,000 and net payments from local general partner and affiliates of approximately $1,000, which exceeded net cash provided by operating activities of approximately $3,000.  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately $280,000.

Total expenses for the three months ended June 30, 2010 and 2009, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $905,318 and $935,293, respectively.

Accounts payable totaled $621,873 and $554,586 as of June 30, 2010 and March 31, 2010, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  Accrued interest payable as of June 30, 2010 and March 31, 2010 was $6,602,001 and $6,474,837, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term not including fees owed to the General Partner.  Assuming the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, the Partnership believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

At June 30, 2010, there is approximately $93,000 in working capital reserves.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date.  As of both June 30, 2010 and 2009, the gross amount of the Operating Deficit Guarantees aggregate approximately $123,000 and $123,000, respectively.  As of both June 30, 2010 and 2009, no amounts have been funded under the Operating Deficit Guaranty Agreements.  Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,923,000 and $1,847,000 were accrued and unpaid as of June 30, 2010 and March 31, 2010, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2010.

Critical Accounting Policies and Estimates

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements which are included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010.

Results of Operations

The results of operations for the three months ended June 30, 2010 and 2009 continued to be primarily in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 2% for the three months ended June 30, 2010, as compared to the corresponding period in 2009, primarily due to increases in vacancies at several Local Partnerships partially offset by an increase in rental rates and occupancy at two Local Partnerships.

Other income decreased approximately $46,000 for the three months ended June 30, 2010 as compared to the corresponding period in 2009, primarily due to a loss recognized relating to a write-off of late charges and damages at one Local Partnership and a decrease in internal operating advances at a second Local Partnership.

Total expenses, excluding depreciation and amortization remained fairly consistent, with a decrease of approximately 2% for the three months ended June 30, 2010 as compared to the corresponding period in 2009.

Depreciation and amortization decreased approximately $147,000 for the three months ended June 30, 2010 as compared to the corresponding period in 2009, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2010 at four Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 8.46% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure amounts as of June 30, 2010.

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

(c)           Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended June 30, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults upon Senior Securities. – None

Item 4.	(Removed and Reserved)

Item 5.	Other Information. – None

Item 6.	Exhibits.

	(4)	Form of Amended and Restated Agreement of Limited Partnership of the Partnership (attached to the Prospectus as Exhibit A)*

	(10A)	Form of Subscription Agreement (attached to the Prospectus as Exhibit B)*

	(10B)	Form of Escrow Agreement between the Partnership and the Escrow Agent**

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests**

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships**

	(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

	(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

	(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	*	Incorporated herein by reference to the final Prospectus as filed pursuant to Rule 424 under the Securities Act of 1933.

	**	Filed as an exhibit to the Registration Statement on Form S-11 of the Partnership (File No. 33-89968) and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	August 12, 2010		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	August 12, 2010		By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer