Form 10-Q
period 2010-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2010-11-12
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2010	March 31, 2010

ASSETS
Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $18,216,143 and $22,949,541, respectively)	$14,354,515	$18,938,097
Cash and cash equivalents	1,578,353	1,176,371
Cash held in escrow	1,766,625	2,053,883
Deferred costs (net of accumulated amortization of $588,498 and $723,892, respectively)	293,940	314,520
Due from local general partners and affiliates (Note 3)	0	415,917
Other assets	403,525	368,261
Total operating assets	18,396,958	23,267,049
Assets of discontinued operations (Note 7)
Property and equipment held for sale, net of accumulated depreciation of $5,284,485 and $0, respectively	4,037,907	0
Other assets related to discontinued operations	815,679	0
Total discontinued assets	4,853,586	0
Total assets	$23,250,544	$23,267,049
LIABILITIES AND PARTNERS’ DEFICIT
Operating liabilities
Mortgage notes payable	$17,646,853	$24,703,113
Accounts payable and other liabilities	1,052,437	554,586
Accrued interest payable	3,241,967	6,474,837
Security deposit payable	263,594	308,937
Due to local general partners and affiliates (Note 3)	1,716,512	1,760,553
Due to general partners and affiliates (Note 3)	2,553,359	2,470,084
Total operating liabilities	26,474,722	36,272,110
Liabilities of discontinued operations (Note 7)
Mortgage notes payable of assets held for sale	6,819,315	0
Other liabilities related to discontinued operations	3,750,945	0
Total discontinued liabilities	10,570,260	0
Total liabilities	37,044,982	36,272,110
Commitments and contingencies (Note 8)
Partners’ capital (deficit)
Limited partners – 45,844 Beneficial Assignment Certificates (“BACs”) issued and outstanding	(14,510,218)	(13,728,173)
General partners	(553,219)	(545,320)
Independence Tax Credit Plus L.P. IV total	(15,063,437)	(14,273,493)
Noncontrolling interests	1,268,999	1,268,432
Total partners’ capital	(13,794,438)	(13,005,061)
Total liabilities and partners’ capital	$23,250,544	$23,267,049
The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009*	2010	2009*

Operations:
Revenues
Rental income	$1,076,272	$1,044,849	$2,118,461	$2,106,652
Other	31,213	55,248	50,469	120,920
Total revenues	1,107,485	1,100,097	2,168,930	2,227,572
Expenses
General and administrative	296,075	302,784	624,250	627,247
General and administrative-related parties (Note 3)	167,064	166,229	338,319	324,113
Repairs and maintenance	160,337	175,741	340,833	366,490
Operating and other	161,563	165,963	342,621	367,728
Real estate taxes	31,075	30,846	62,334	61,758
Insurance	45,947	50,679	91,964	101,565
Interest	250,820	262,001	500,146	517,052
Depreciation and amortization	210,677	354,816	419,916	690,309
Total expenses from operations	1,323,559	1,509,059	2,720,383	3,056,262
Loss from operations	(216,074)	(408,962)	(551,453)	(828,690)
Loss from discontinued operations	(120,090)	(151,000)	(227,091)	(280,139)
Net loss	(336,164)	(559,962)	(778,544)	(1,108,829)
Net income attributable to noncontrolling interests from operations	(2,597)	(1,775)	(11,648)	(7,559)
Net loss attributable to noncontrolling interests from discontinued operations	131	165	248	306
Net income attributable to noncontrolling interests	(2,466)	(1,610)	(11,400)	(7,253)
Net loss attributable to Independence Tax Credit Plus L.P. IV	$(338,630)	$(561,572)	$(789,944)	$(1,116,082)
Loss from operations – limited partners	(216,484)	(406,630)	(557,470)	(827,886)
Loss from discontinued operations – limited partners	(118,760)	(149,326)	(224,575)	(277,035)
Net loss – limited partners	$(335,244)	$(555,956)	$(782,045)	$(1,104,921)
Number of BACs outstanding	45,844	45,844	45,844	45,844
Loss from operations per weighted average BAC	$(4.72)	$(8.87)	$(12.16)	$(18.06)
Loss from discontinued operations per weighted average BAC	(2.59)	(3.26)	(4.90)	(6.04)
Net loss per weighted average BAC	$(7.31)	$(12.13)	$(17.06)	$(24.10)

* Reclassified for comparative purposes. The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit)
(Unaudited)

	Independence Tax Credit Plus L.P. IV
	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ capital (deficit) – April 1, 2010	$(13,005,061)	$(13,728,173)	$(545,320)	$1,268,432
Net (loss) income	(778,544)	(782,045)	(7,899)	11,400
Distributions	(10,833)	0	0	(10,833)
Partners’ capital (deficit) – September 30, 2010	$(13,794,438)	$(14,510,218)	$(553,219)	$1,268,999
The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(778,544)	$(1,108,829)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	562,921	872,043
Decrease in cash held in escrow	117,604	54,997
Increase in other assets	(147,444)	(82,533)
Increase in accounts payable	49,865	94,544
Increase in accrued interest payable	329,842	344,210
Increase in security deposit payable	7,338	6,132
Increase in due from general partner and affiliates	(15,077)	(12,913)
Decrease in due to local general partners and affiliates	(49,596)	(17,812)
Increase in due to general partner and affiliates	149,001	157,886
Total adjustments	1,004,454	1,416,554
Net cash provided by operating activities	225,910	307,725
Cash flows from investing activities:
Increase in cash held in escrow	(32,651)	(977)
Acquisition of property and equipment	(5,412)	0
Net repayments from local general partners and affiliates	5,555	782
Net cash used in investing activities	(32,508)	(195)
Cash flows from financing activities:
Repayments of mortgage notes	(236,945)	(259,182)
Net proceeds from refinance	517,812	0
Distributions to noncontrolling interests	(10,833)	(138,675)
Net cash provided by (used in) financing activities	270,034	(397,857)
Net increase (decrease) in cash and cash equivalents	463,436	(90,327)
Cash and cash equivalents at beginning of period	1,176,371	1,221,135
Cash and cash equivalents at end of period*	$1,639,807	$1,130,808

*    Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $61,454 and $0, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of September 30, 2010, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and twelve other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  Some of the Properties may also be eligible for the historic rehabilitation tax credits.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the manager of the general partner of the General Partner.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.  The Partnership is currently in the process of developing a plan to dispose of all its investments.

For financial reporting purposes, the Partnership’s second fiscal quarter ends September 30.  The first quarter for all subsidiaries ends June 30.  Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.  The Partnership’s fiscal quarter ends three months after the subsidiaries in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), income attributable to noncontrolling interests amounted to approximately $2,000 and $2,000 and $11,000 and $7,000 for the three and six months ended September 30, 2010 and 2009, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2010, the results of its operations for the three and six months ended September 30, 2010 and 2009 and its cash flows for the six months ended September 30, 2010 and 2009.  However, the operating results and cash flows for the six months ended September 30, 2010 may not be indicative of the results for the entire year.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are two assets classified as property and equipment-held for sale at September 30, 2010 (see Note 6).

NOTE 2 – Liquidity

At September 30, 2010, the Partnership’s liabilities exceeded assets by $13,794,438 and for the six months ended September 30, 2010 incurred a net loss of $778,544.  While these factors raise substantial doubt about the Partnership’s ability to continue as a going concern, there are mitigating factors. As discussed in Note 3, partnership management fees of approximately $1,996,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage payable balance of $24,466,168 and the accrued interest payable balance of $6,804,679 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such, has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships.  Dispositions of any investment in a Local Partnership should not impact the future results of liquidity and financial condition of the Partnership.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

The Partnership has working capital reserves of approximately $539,000 at September 30, 2010.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $21,000 and $63,000 for the three and six months ended September 30, 2010.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – Related Party Transactions

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner, the Local General Partners and their respective affiliates receive their pro-rata share of profits, losses and tax credits.

A)	Guarantees

The Partnership had negotiated Operating Deficit Guaranty Agreements with the Local Partnerships whereby the Local General Partners of such Local Partnerships and/or their affiliates agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of September 30, 2010 and 2009, Operating Deficit Guarantees aggregate approximately $123,000 and $123,000, respectively.  Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.  As of September 30, 2010 and 2009, there has been no funding under the Operating Deficit Guaranty Agreements.

B)	Related Party Expenses

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and six months ended September 30, 2010 and 2009 were as follows:

	Three months Ended September 30		Six months Ended September 30,
	2010	2009*	2010	2009*
Partnership management fees (a)	$73,500	$74,750	$149,500	$149,500
Expense reimbursement (b)	38,775	35,461	77,550	72,554
Local administrative fee (c)	8,500	8,250	17,000	16,500
Total general and administrative-General Partners	120,775	118,461	244,050	238,554
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	46,289	47,768	94,269	85,559
Total general and administrative-related parties	$167,064	$166,229	$338,319	$324,113
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2010 and 2009 were as follows:

	Three months Ended September 30		Six months Ended September 30,
	2010	2009*	2010	2009*
Local administrative fee (c)	$1,250	$1,250	$2,500	$2,500
Total general and administrative-related parties	$1,250	$1,250	$2,500	$2,500
* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are accrued without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $1,996,000 and $1,847,000 were accrued and unpaid as of September 30, 2010 and March 31, 2010, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $163,000 and $86,000 were accrued and unpaid as of September 30, 2010 and March 31, 2010, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $201,000 and $279,000 were accrued and unpaid as of September 30, 2010 and March 31, 2010, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of September 30, 2010 and March 31, 2010, the Partnership owed approximately $2,000 and $0, respectively, to the Special Limited Partner for the fees the Partnership it received from one Local Partnership on the Special Limited Partner’s behalf.

As of September 30, 2010 and March 31, 2010, the Partnership owed the General Partner and its affiliates approximately $256,000 for advances made by the General Partner and its affiliates to two Local Partnerships.  These advances represent historical amounts loaned in conjunction with the initial capital contributions to the Local Partnerships.  Payments of these advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

C)	Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	September 30, 2010	March 31, 2010

Development fee payable	$1,552,470	$1,586,284
Construction costs payable	50,000	50,000
Operating advances	110,816	71,447
Management and other fees	3,226	52,822
	$1,716,512	$1,760,553

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Due from Local General Partners and affiliates from operating assets consists of the following:

	September 30, 2010	March 31, 2010

Local general partner loan receivable	$0	$415,917

Due from Local General Partners and affiliates from discontinued assets consist of the following:

	September 30, 2010	March 31, 2010

Local general partner loan receivable	$430,994	$0

NOTE 4 – Fair Value of Financial Instruments

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

	At September 30, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes and accrued interest	$31,270,847	$13,033,886	$31,177,950	$12,763,485

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

GP Kaneohe Limited Partnership ("Kaneohe")
On August 4, 2010, Kaneohe refinanced its mortgage note payable in the original amount of $2,297,000.  The new mortgage in the amount of $3,050,000 is payable in monthly installments of $4,000, with gradual increases of up to $4,800, including interest at the rate of 4.65% per annum through September 2015.  Proceeds from the new mortgage were used to repay the prior mortgage note payable, having an outstanding balance of approximately $1,579,000, pay refinancing costs and distribute the remaining proceeds to the Partnership in the amount of approximately $518,000.

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates
Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such unique obligations are not currently available.

NOTE 5 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all its investments.  It is anticipated that this process will continue to take a number of years.  As of September 30, 2010, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of one Local Partnership have been sold.  In addition, as of September 30, 2010, the Partnership has entered into an agreement to sell its limited partnership interests in two Local Partnerships (see Note 6).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

NOTE 6 – Assets Held for Sale

On August 23, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Figueroa Senior Housing Limited Partnership (“Figueroa”) to an unaffiliated third party purchaser for the sale price of $10,000. The sale is expected to occur during the quarter ended December 31, 2010.  As of June 30, 2010, Figueroa had property and equipment, with a carrying value of approximately $2,002,000 and mortgage debt of approximately $2,952,000 and accrued interest of approximately $1,504,000.  In addition, the partnership has the Call right and repurchase the interest previously sold for $1.

On August 23, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in NNPHI Senior Housing Limited Partnership (“Normandie”) to an unaffiliated third party purchaser for a sales price of $20,000.  The sale is expected to occur during the quarter ended December 31, 2010.  As of June 30, 2010, Normandie had property and equipment with a carrying value of approximately $1,771,000, mortgage debt of approximately $3,867,000 and accrued interest of approximately $2,059,000.  In addition, the partnership has the Call right and repurchase the interest previously sold for $1.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 7 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of September 30, 2010, Figueroa and Normandie were classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2010, there were no assets classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	September 30, 2010	March 31, 2010*
Assets
Property and equipment – less accumulated depreciation of $5,284,485 and $5,141,719, respectively	$4,037,907	$4,180,673
Cash and cash equivalents	61,454	62,339
Cash held in escrow	202,305	207,106
Due from Local General Partners and affiliates (Note 3)	430,994	411,985
Deferred costs, net of accumulated amortization of $147,228 and $146,990, respectively	8,746	8,984
Other assets	112,180	111,140
Total assets	$4,853,586	$4,982,227
Liabilities
Mortgage notes payable	$6,819,315	$6,829,719
Accounts payable	69,826	98,141
Accrued interest payable	3,562,712	3,427,835
Security deposit payable	52,681	50,389
Due to general partners and affiliates	65,726	65,726
Total liabilities	$10,570,260	$10,471,810
* The balances as of March 31, 2010 above have been presented for comparative purposes and are not classified separately on the balance sheet as discontinued operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and six months ended September 30, 2010, Figueroa and Normandie, which were classified as assets held for sale, were classified as discontinued operations in the consolidated financial statements.  For the three and six months ended September 30, 2009, Figueroa and Normandie, in order to present comparable results to the three months ended September 30, 2010, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009*	2010	2009*
Revenues
Rental income	$194,533	$189,042	$384,208	$378,158
Other	236	262	671	618
Total revenue	194,769	189,304	384,879	378,776
Expenses
General and administrative	74,201	60,648	135,967	138,030
General and administrative-related parties (Note 3)	1,250	1,250	2,500	2,500
Repairs and maintenance	44,971	64,616	84,236	89,616
Operating and other	18,124	17,957	39,758	37,538
Real estate taxes	1,000	2,000	4,620	4,620
Insurance	15,571	15,919	27,600	27,854
Interest	87,442	87,148	174,284	177,023
Depreciation and amortization	72,300	90,766	143,005	181,734
Total expenses	314,859	340,304	611,970	658,915
Loss from discontinued operations	(120,090)	(151,000)	(227,091)	(280,139)
Noncontrolling interest in loss of subsidiaries from discontinued operations	131	165	248	306
Loss from discontinues operations – Independence Tax Credit Plus IV	$(119,959)	$(150,835)	$(226,843)	$(279,833)
Loss from discontinued operations – limited partners	$(118,760)	$(149,326)	$(224,575)	$(277,035)
Number of BACs outstanding	45,844	45,844	45,844	45,844
Loss from discontinued operations per weighted average BAC	$(2.59)	$(3.26)	$(4.90)	$(6.04)

Cash Flows from Discontinued Operations:

	Six Months Ended September 30,
	2010	2009*
Net cash provided by (used in) operating activities	$151,072	$(3,270)
Net cash (used in) provided by investing activities	$(141,553)	$295
Net cash used in financing activities	$(10,404)	$(9,618)
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 8 – Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

a)	Property Management Fees

The Local Partnerships have entered into management agreements with ten managing agents to manage the Partnership's twelve properties.  Of these, six managing agents are affiliates of the Local General Partner for six properties.  The base management fee percentage ranges between 5% and 10% of all rents collected, and the management agreement for one of the properties (GP Kaneohe Limited Partnership) provides for a monthly payment of $2,024. Property management fees incurred by the Local Partnerships amounted to $86,293 and $87,398 and $166,427 and $164,357 for the three and six months ended September 30, 2010 and 2009, respectively.  Of these fees, $46,289 and $47,768 and $94,269 and $85,559 were incurred to affiliates of the subsidiary partnerships’ general partners (“Local General Partners”) for the three and six months ended September 30, 2010 and 2009, respectively.

b)	Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of real estate. The Partnership can also be affected by poor economic conditions generally; however no more than 25% of the properties are located in any single state. The properties are concentrated in New Jersey (25%), Kentucky (17%) and California (17%). There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of September 30, 2010, there were three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which, as of September 30, 2010, approximately $794,000 remains to be paid to the Local Partnerships (including approximately $338,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds.  During the six months ended September 30, 2010, payments of approximately $2,000 were made to the Local Partnerships.  The Partnership does not anticipate acquiring additional properties.  There were no such adjustments made during the six months ended September 30, 2010.  During the six months ended September 30, 2010, The Partnership has entered into an agreement to sell its limited partnership interest in two Local Partnerships (see Note 6).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves, exclusive of Local Partnerships’ working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the six months ended September 30, 2010 and 2009, distributions from operations of the Local Partnerships amounted to approximately $2,000 and $0, respectively.  In addition, during the six months ended September 30, 2010 and 2009, distributions from refinancing proceeds amounted to approximately $518,000 and $0, respectively.

For the six months ended September 30, 2010, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $463,000.  This increase was due to net cash provided by operating activities of approximately $226,000, net proceeds from the refinancing of approximately $518,000 and net payments from local general partners and affiliates of approximately $6,000, which exceeded repayment of mortgage notes of approximately $237,000, an increase in cash held in escrow relating to investing activities of approximately $33,000, acquisition of property and equipment of approximately $5,000 and a distribution to noncontrolling interests of approximately $11,000.  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately $563,000.

Total expenses from operations for the three and six months ended September 30, 2010 and 2009, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $694,998 and $726,013 and $1,462,002 and $1,524,788, respectively.

Accounts payable from operations totaled $1,052,437 and $554,586 as of September 30, 2010 and March 31, 2010, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  Accounts payable from discontinued operations totaled $69,826 and $0 as of September 30, 2010 and March 31, 2010, respectively.  Accrued interest payable from operations as of September 30, 2010 and March 31, 2010 was $3,241,967 and $6,474,837, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  Accrued interest payable from discontinued operations totaled $3,562,712 and $0 as of September 30, 2010 and March 31, 2010, respectively.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term not including fees owed to the General Partner.  Assuming the General Partner continues to defer the payment of fees as discussed below and in Note 3 to the Financial Statements, the Partnership believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

At September 30, 2010, there is approximately $539,000 in working capital reserves.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date.  As of both September 30, 2010 and 2009, the gross amount of the Operating Deficit Guarantees aggregate approximately $123,000 and $123,000, respectively.  As of both September 30, 2010 and 2009, no amounts have been funded under the Operating Deficit Guaranty Agreements.  Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,996,000 and $1,847,000 were accrued and unpaid as of September 30, 2010 and March 31, 2010, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

All other payables are expected to be paid, if at all, from working capital reserves.  See Note 3 in Item 1 for further discussion of amounts due to the General Partner and its affiliates.  The General Partner does not anticipate making any future advances of operating funds to any of the Local Partnerships in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in that particular Local Partnership.  The Partnership’s ability to continue its operations would not be affected.

Based on the foregoing, the Partnership’s liquidity consideration is mitigated by factors as discussed in Note 2 in Item 1.

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

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2010.

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

Results of Operations

The results of operations for the three and six months ended September 30, 2010 and 2009 continued to be primarily in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 3% and less than 1% for the three and six months ended September 30, 2010 as compared to the corresponding periods in 2009, primarily due to an increase in tenant assistance payments at two Local Partnerships partially offset by an increase in vacancies at two other Local Partnerships.

Other income decreased approximately $24,000 and $70,000 for the three and six months ended September 30, 2010 as compared to the corresponding periods in 2009, primarily due to a loss recognized relating to a write-off of late charges and damages at one Local Partnership and a decrease in other income at a second Local Partnership.

Total expenses, excluding depreciation and amortization remained fairly consistent, with a decrease of approximately 4% and 3% for the three and six months ended September 30, 2010 as compared to the corresponding periods in 2009.

Depreciation and amortization decreased approximately $144,000 and $270,000 for the three and six months ended September 30, 2010 as compared to the corresponding period in 2009, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2010 at four Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 8.46% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure amounts as of September 30, 2010.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended September 30, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	November 12, 2010		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	November 12, 2010		By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer