Form 10-Q
period 2010-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2011-02-11
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-17015

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Exact name of registrant as specified in its charter)

Delaware	13-3809869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 317-5700
Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2010	March 31, 2010

ASSETS
Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $18,415,279 and $22,949,541, respectively)	$14,170,351	$18,938,097
Cash and cash equivalents	1,455,931	1,176,371
Cash held in escrow	1,886,474	2,053,883
Deferred costs (net of accumulated amortization of $594,295 and $723,892, respectively)	468,700	314,520
Due from local general partners and affiliates (Note 3)	0	415,917
Other assets	407,532	368,261
Total operating assets	18,388,988	23,267,049
Assets of discontinued operations (Note 7)
Property and equipment held for sale, net of accumulated depreciation of $5,355,102 and $0, respectively	3,967,290	0
Other assets related to discontinued operations	851,051	0
Total discontinued assets	4,818,341	0
Total assets	$23,207,329	$23,267,049
LIABILITIES AND PARTNERS’ DEFICIT
Operating liabilities
Mortgage notes payable	$19,077,499	$24,703,113
Accounts payable and other liabilities	481,702	554,586
Accrued interest payable	2,545,615	6,474,837
Security deposit payable	258,759	308,937
Due to local general partners and affiliates (Note 3)	1,813,452	1,760,553
Due to general partners and affiliates (Note 3)	2,494,485	2,470,084
Total operating liabilities	26,671,512	36,272,110
Liabilities of discontinued operations (Note 7)
Mortgage notes payable of assets held for sale	6,813,956	0
Other liabilities related to discontinued operations	3,835,981	0
Total discontinued liabilities	10,649,937	0
Total liabilities	37,321,449	36,272,110
Commitments and contingencies (Note 8)
Partners’ capital (deficit)
Limited partners – 45,844 Beneficial Assignment Certificates (“BACs”) issued and outstanding	(14,829,416)	(13,728,173)
General partners	(556,444)	(545,320)
Independence Tax Credit Plus L.P. IV total	(15,385,860)	(14,273,493)
Noncontrolling interests	1,271,740	1,268,432
Total partners’ capital	(14,114,120)	(13,005,061)
Total liabilities and partners’ capital	$23,207,329	$23,267,049
The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009*	2010	2009*

Operations:
Revenues
Rental income	$1,057,154	$1,028,013	$3,175,615	$3,134,665
Other	98,539	40,766	149,008	161,686
Total revenues	1,155,693	1,068,779	3,324,623	3,296,351
Expenses
General and administrative	310,419	286,029	934,669	913,276
General and administrative-related parties (Note 3)	147,462	177,323	485,781	501,436
Repairs and maintenance	190,361	210,912	531,194	577,402
Operating and other	190,515	159,223	533,136	526,951
Real estate taxes	21,849	29,955	84,183	91,713
Insurance	46,546	49,474	138,510	151,039
Interest	248,367	257,748	748,513	774,800
Depreciation and amortization	204,934	326,278	624,850	1,016,587
Total expenses from operations	1,360,453	1,496,942	4,080,836	4,553,204
Loss from operations	(204,760)	(428,163)	(756,213)	(1,256,853)
Loss from discontinued operations	(114,922)	(124,400)	(342,013)	(404,539)
Net loss	(319,682)	(552,563)	(1,098,226)	(1,661,392)
Net income attributable to noncontrolling interests from operations	(2,868)	(2,458)	(14,516)	(10,017)
Net loss attributable to noncontrolling interests from discontinued operations	127	135	375	441
Net income attributable to noncontrolling interests	(2,741)	(2,323)	(14,141)	(9,576)
Net loss attributable to Independence Tax Credit Plus L.P. IV	$(322,423)	$(554,886)	$(1,112,367)	$(1,670,968)
Loss from operations – limited partners	(205,552)	(426,315)	(763,022)	(1254,201)
Loss from discontinued operations – limited partners	(113,647)	(123,022)	(338,221)	(400,057)
Net loss – limited partners	$(319,199)	$(549,337)	$(1,101,243)	$(1,654,258)
Number of BACs outstanding	45,844	45,844	45,844	45,844
Loss from operations per weighted average BAC	$(4.48)	$(9.30)	$(16.64)	$(27.36)
Loss from discontinued operations per weighted average BAC	(2.48)	(2.68)	(7.38)	(8.72)
Net loss per weighted average BAC	$(6.96)	$(11.98)	$(24.02)	$(36.08)

* Reclassified for comparative purposes. The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit)
(Unaudited)

	Independence Tax Credit Plus L.P. IV
	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ capital (deficit) – April 1, 2010	$(13,005,061)	$(13,728,173)	$(545,320)	$1,268,432
Net (loss) income	(1,098,226)	(1,101,243)	(11,124)	14,141
Distributions	(10,833)	0	0	(10,833)
Partners’ capital (deficit) – December 31, 2010	$(14,114,120)	$(14,829,416)	$(556,444)	$1,271,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,098,226)	$(1,661,392)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	838,590	1,289,188
(Increase) decrease in cash held in escrow	(28,957)	253,182
Increase in other assets	(163,080)	(36,393)
Increase in accounts payable	12,703	111,286
(Decrease) increase in accrued interest payable	(297,504)	507,982
Increase in security deposit payable	2,772	419
Increase in due from general partner and affiliates	(23,068)	(21,913)
Decrease in due to local general partners and affiliates	(49,596)	(95,302)
Increase in due to general partner and affiliates	90,127	240,076
Total adjustments	381,987	2,248,525
Net cash (used in) provided by operating activities	(716,239)	587,133
Cash flows from investing activities:
Increase in cash held in escrow	(39,283)	(14,827)
Acquisition of property and equipment	(20,384)	-
Net repayments from local general partners and affiliates	102,495	782
Net cash provided by (used in) investing activities	42,828	(14,045)
Cash flows from financing activities:
Repayments of mortgage notes	(1,861,658)	(334,672)
Proceeds from mortgage notes	3,050,000	-
Increase in deferred costs	(180,557)	-
Distributions to noncontrolling interests	(10,833)	(209,175)
Net cash provided by (used in) financing activities	996,952	(543,847)
Net increase in cash and cash equivalents	323,541	29,241
Cash and cash equivalents at beginning of period	1,176,371	1,221,135
Cash and cash equivalents at end of period*	$1,499,912	$1,250,376

*   Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $43,981 and $0, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of December 31, 2010, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and twelve other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  Some of the Properties may also be eligible for the historic rehabilitation tax credits.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the manager of the general partner of the General Partner.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.  The Partnership is currently in the process of developing a plan to dispose of all its investments.

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

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), income attributable to noncontrolling interests amounted to approximately $3,000 and $2,000 and $14,000 and $10,000 for the three and nine months ended December 31, 2010 and 2009, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of December 31, 2010, the results of its operations for the three and nine months ended December 31, 2010 and 2009 and its cash flows for the nine months ended December 31, 2010 and 2009.  However, the operating results and cash flows for the nine months ended December 31, 2010 may not be indicative of the results for the entire year.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are two assets classified as property and equipment-held for sale at December 31, 2010 (see Note 6).

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Estimates are adjusted to reflect actual experience when necessary.  Significant accounting estimates reflected in the Partnership’s unaudited condensed consolidated financial statements include revenue recognition, fair value of financial instruments, and the useful lives of property and equipment.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

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

NOTE 2 – Liquidity

At December 31, 2010, the Partnership’s liabilities exceeded assets by $14,114,120 and for the nine months ended December 31, 2010 incurred a net loss of $1,098,226.  While these factors raise substantial doubt about the Partnership’s ability to continue as a going concern, there are mitigating factors. As discussed in Note 3, partnership management fees of approximately $2,068,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage payable balance of $25,891,455 and the accrued interest payable balance of $6,177,333 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such, has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of liquidity and financial condition of the Partnership.

The Partnership has working capital reserves of approximately $381,000 at December 31, 2010.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $26,000 and $89,000 for the three and nine months ended December 31, 2010.

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

The Partnership had negotiated Operating Deficit Guaranty Agreements with the Local Partnerships whereby the Local General Partners of such Local Partnerships and/or their affiliates agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of December 31, 2010 and 2009, Operating Deficit Guarantees aggregate approximately $123,000 and $123,000, respectively.  Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.  As of December 31, 2010 and 2009, there has been no funding under the Operating Deficit Guaranty Agreements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

B)	Related Party Expenses

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and nine months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009*	2010	2009*
Partnership management fees (a)	$72,425	$73,500	$221,925	$223,000
Expense reimbursement (b)	12,926	46,837	90,476	119,391
Local administrative fee (c)	8,500	8,250	25,500	24,750
Total general and administrative-General Partners	93,851	128,587	337,901	367,141
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	53,611	48,736	147,880	134,295
Total general and administrative-related parties	$147,462	$177,323	$485,781	$501,436
* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31		Nine Months Ended December 31,
	2010	2009*	2010	2009*
Local administrative fee (c)	$1,250	$1,250	$3,750	$3,750
Total general and administrative-related parties	$1,250	$1,250	$3,750	$3,750
* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are accrued without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $2,068,000 and $1,847,000 were accrued and unpaid as of December 31, 2010 and March 31, 2010, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $32,000 and $86,000 were accrued and unpaid as of December 31, 2010 and March 31, 2010, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $204,000 and $279,000 were accrued and unpaid as of December 31, 2010 and March 31, 2010, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

As of December 31, 2010 and March 31, 2010, the Partnership owed the General Partner and its affiliates approximately $256,000 for advances made by the General Partner and its affiliates to two Local Partnerships.  These advances represent historical amounts loaned in conjunction with the initial capital contributions to the Local Partnerships.  Payments of these advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

C)	Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	December 31, 2010	March 31, 2010

Development fee payable	$1,552,470	$1,586,284
Construction costs payable	50,000	50,000
Operating advances	207,756	71,447
Management and other fees	3,226	52,822
	$1,813,452	$1,760,553

Due from Local General Partners and affiliates from operating assets consists of the following:

	December 31, 2010	March 31, 2010

Local general partner loan receivable	$0	$415,917

Due from Local General Partners and affiliates from discontinued assets consist of the following:

	December 31, 2010	March 31, 2010

Local general partner loan receivable	$438,985	$0

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

Mortgage Notes Payable, Accrued Interest and Interest Rate Swap Agreement
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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

Mortgage Notes Payable and Accrued Interest
The estimated fair value of mortgage notes payable and accrued interest has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

	At December 31, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes and accrued interest	$32,068,788	$13,320,447	$31,177,950	$12,763,485

Fair value for the mortgage notes has been estimated using Level 3 inputs.  Fair value for interest rate swaps has been estimated using Level 2 inputs.

At December 31, 2010, the total fair value of the interest rate swap was a liability of approximately $6,000, which has not been reflected in the Partnership’s condensed financial statements due to immateriality.

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

Interest Rate Swap Agreement
For the interest rate swap, in the absence of readily determinable fair values, the fair value is estimated by the Partnership with the assistance of valuations obtained from the Bank of Hawaii (the “Bank”), at which the swap transaction is held.  The interest rate swap is valued based on the Bank’s estimate of the net present value of the expected cash flows from each transaction subject to the interest rate swap using relevant mid-market data inputs and based on the assumption of no unusual market conditions or forced liquidation.  The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Partnership believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

On August 24, 2010, GP Kaneohe Limited Partnership (“Kaneohe”), a subsidiary partnership, entered into an interest rate swap agreement with the Bank as a prerequisite for obtaining refinancing on its original mortgage note payable in the amount of $2,297,000.  The agreement provides a fixed rate of interest on the notional amount, as provided in the agreement, in exchange for the variable rate.  The swap contract became effective September 1, 2010.  The following are the terms under the swap:

Fixed swap – notional amount	$3,050,000
Fixed rate	4.65%
Variable rate at December 31, 2010	3.75%
Termination date	September 1, 2015

Pursuant to ASC Topic 815-10, Derivative Instruments (“ASC 815-10”), derivative instruments not meeting the criteria for hedge accounting (or for which an entity elects not to apply hedge accounting to the derivative in the event that the criteria are met) are recorded at fair value with any change in fair value reflected in the statement of operations in the period of change.

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates
Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such unique obligations are not currently available.

NOTE 5 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all its investments.  It is anticipated that this process will continue to take a number of years.  As of December 31, 2010, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of one Local Partnership have been sold.  In addition, as of December 31, 2010, the Partnership has entered into an agreement to sell its limited partnership interests in two Local Partnerships (see Note 6).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

NOTE 6 – Assets Held for Sale

On August 23, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Figueroa Senior Housing Limited Partnership (“Figueroa”) to an unaffiliated third party purchaser for the sale price of $10,000. The sale is expected to occur in 2011.  As of September 30, 2010, Figueroa had property and equipment, with a carrying value of approximately $1,970,000 and mortgage debt of approximately $2,950,000 and accrued interest of approximately $1,529,000.  In addition, the Partnership has a call right to repurchase the interest following its sale for $1.

On August 23, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in NNPHI Senior Housing Limited Partnership (“Normandie”) to an unaffiliated third party purchaser for a sales price of $20,000.  The sale is expected to occur in 2011.  As of September 30, 2010, Normandie had property and equipment with a carrying value of approximately $1,732,000, mortgage debt of approximately $3,864,000 and accrued interest of approximately $2,103,000.  In addition, the Partnership has a call right to repurchase the interest following its sale for $1.

NOTE 7 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of December 31, 2010, Figueroa and Normandie were classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2010, there were no assets classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	December 31, 2010	March 31, 2010*
Assets
Property and equipment – less accumulated depreciation of $5,355,102 and $5,141,719, respectively	$3,967,290	$4,180,673
Cash and cash equivalents	43,981	62,339
Cash held in escrow	235,649	207,106
Due from Local General Partners and affiliates (Note 3)	438,985	411,985
Deferred costs, net of accumulated amortization of $147,347 and $146,990, respectively	8,627	8,984
Other assets	123,809	111,140
Total assets	$4,818,341	$4,982,227
Liabilities
Mortgage notes payable	$6,813,956	$6,829,719
Accounts payable	85,587	98,141
Accrued interest payable	3,631,718	3,427,835
Security deposit payable	52,950	50,389
Due to general partners and affiliates	65,726	65,726
Total liabilities	$10,649,937	$10,471,810
* The balances as of March 31, 2010 above have been presented for comparative purposes and are not classified separately on the balance sheet as discontinued operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and nine months ended December 31, 2010, Figueroa and Normandie, which were classified as assets held for sale, were classified as discontinued operations in the consolidated financial statements.  For the three and nine months ended December 31, 2009, Figueroa and Normandie, in order to present comparable results to the three months ended December 31, 2010, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009* *	2010	2009*
Revenues
Rental income	$197,686	$191,274	$581,894	$569,432
Other	630	181	1,301	799
Total revenue	198,316	191,455	583,195	570,231
Expenses
General and administrative	100,582	60,160	236,549	198,190
General and administrative-related parties (Note 3)	1,250	1,250	3,750	3,750
Repairs and maintenance	11,141	41,098	95,377	130,714
Operating and other	28,708	22,161	68,466	59,699
Real estate taxes	0	1,000	4,620	5,620
Insurance	9,356	9,392	36,956	37,246
Interest	91,466	89,927	265,750	266,950
Depreciation and amortization	70,735	90,867	213,740	272,601
Total expenses	313,238	315,855	925,208	974,770
Loss from discontinued operations	(114,922)	(124,400)	(342,013)	(404,539)
Noncontrolling interest in loss of subsidiaries from discontinued operations	127	135	375	441
Loss from discontinues operations – Independence Tax Credit Plus IV	$(114,795)	$(124,265)	$(341,638)	$(404,098)
Loss from discontinued operations – limited partners	$(113,647)	$(123,022)	$(338,221)	$(400,057)
Number of BACs outstanding	45,844	45,844	45,844	45,844
Loss from discontinued operations per weighted average BAC	$(2.48)	$(2.68)	$(7.38)	$(8.72)

Cash Flows from Discontinued Operations:

	Nine Months Ended December 31,
	2010	2009*
Net cash provided by operating activities	$77,095	$28,801
Net cash (used in) provided by investing activities	$(79,690)	$3,363
Net cash used in financing activities	$(15,763)	$(14,570)
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

NOTE 8 – Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

a)	Property Management Fees

The Local Partnerships have entered into management agreements with ten managing agents to manage the Partnership's twelve properties.  Of these, six managing agents are affiliates of the Local General Partner for six properties.  The base management fee percentage ranges between 5% and 10% of all rents collected, and the management agreement for one of the properties (GP Kaneohe Limited Partnership) provides for a monthly payment of $2,024. Property management fees incurred by the Local Partnerships amounted to $85,539 and $83,960 and $251,966 and $248,317 for the three and nine months ended December 31, 2010 and 2009, respectively.  Of these fees, $53,611 and $48,736 and $147,880 and $134,295 were incurred to the Local General Partners for the three and nine months ended December 31, 2010 and 2009, respectively.

b)	Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of real estate. The Partnership can also be affected by poor economic conditions generally; however no more than 25% of the properties are located in any single state. The properties are concentrated in New Jersey (25%), Kentucky (17%) and California (17%). There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of December 31, 2010, there were three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced.  As of December 31, 2009, all the Local Partnerships had completed their Credit Periods.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the fifteen year compliance period (“Compliance Period”) in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2014 with respect to the remaining Properties depending upon when the Compliance Period commenced.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which, as of December 31, 2010, approximately $794,000 remains to be paid to the Local Partnerships (including approximately $338,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds.  During the nine months ended December 31, 2010, payments of approximately $2,000 were made to the Local Partnerships.  The Partnership does not anticipate acquiring additional properties.  During the nine months ended December 31, 2010, the Partnership entered into an agreement to sell its limited partnership interest in two Local Partnerships (see Note 6).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves, exclusive of Local Partnerships’ working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the nine months ended December 31, 2010 and 2009, distributions from operations of the Local Partnerships amounted to approximately $2,000 and $0, respectively.  In addition, during the nine months ended December 31, 2010 and 2009, distributions from refinancing proceeds amounted to approximately $518,000 and $0, respectively.

For the nine months ended December 31, 2010, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $324,000.  This increase was due to proceeds from mortgage notes of approximately $3,050,000 and net payments from local general partners and affiliates of approximately $102,000, which exceeded net cash used in operating activities of approximately $716,000, repayment of mortgage notes of approximately $1,862,000, an increase in deferred costs of approximately $181,000, an increase in cash held in escrow relating to investing activities of approximately $39,000, acquisition of property and equipment of approximately $20,000 and a distribution to noncontrolling interests of approximately $11,000.  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization in the amount of approximately $839,000.

Total expenses from operations for the three and nine months ended December 31, 2010 and 2009, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $759,690 and $735,593 and $2,221,692 and $2,260,381, respectively.

Accounts payable from operations totaled $481,702 and $554,586 as of December 31, 2010 and March 31, 2010, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  Accounts payable from discontinued operations totaled $85,587 and $0 as of December 31, 2010 and March 31, 2010, respectively.  Accrued interest payable from operations as of December 31, 2010 and March 31, 2010 was $2,545,615 and $6,474,837, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  Accrued interest payable from discontinued operations totaled $3,631,718 and $0 as of December 31, 2010 and March 31, 2010, respectively.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

At December 31, 2010, there is approximately $381,000 in working capital reserves.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

The Partnership had negotiated Operating Deficit Guaranty Agreements with the Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date.  As of both December 31, 2010 and 2009, the gross amount of the Operating Deficit Guarantees aggregate approximately $123,000 and $123,000, respectively.  As of both December 31, 2010 and 2009, no amounts have been funded under the Operating Deficit Guaranty Agreements.  Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,068,000 and $1,847,000 were accrued and unpaid as of December 31, 2010 and March 31, 2010, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2010.

Critical Accounting Policies and Estimates

In preparing the unaudited condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Set forth in Note 1 in Item 1 is the summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements which are included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010.

Results of Operations

The results of operations for the three and nine months ended December 31, 2010 and 2009 continued to be primarily in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 3% and 1% for the three and nine months ended December 31, 2010 as compared to the corresponding periods in 2009, primarily due to an increase in tenant assistance payments and rental rates at four Local Partnerships partially offset by an increase in vacancies at two other Local Partnerships.

Other income increased approximately $58,000 for the three months ended December 31, 2010 as compared to the corresponding period in 2009, primarily due to a settlement received from a class action suit at one Local Partnership and an increase in other income at a second Local Partnership.

Total expenses, excluding general and administrative-related parties, operating and depreciation and amortization remained fairly consistent, with a decrease of approximately 2% and 3% for the three and nine months ended December 31, 2010 as compared to the corresponding periods in 2009.

General and administrative-related parties expenses decreased approximately $30,000 for the three months ended December 31, 2010 as compared to the corresponding period in 2009, primarily due to a decrease in expense reimbursements at the Partnership level.

Operating expenses increased approximately $31,000 for the three months ended December 31, 2010 as compared to the corresponding period in 2009, primarily due to an overall increase in utility costs at several Local Partnerships.

Depreciation and amortization decreased approximately $121,000 and $392,000 for the three and nine months ended December 31, 2010 as compared to the corresponding periods in 2009, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2010 at four Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 8.46% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure amounts as of December 31, 2010.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended December 31, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults upon Senior Securities. – None

Item 4.	(Removed and Reserved)

Item 5.	Other Information. – None

Item 6.	Exhibits.

	(4)	Form of Amended and Restated Agreement of Limited Partnership of the Partnership (attached to the Prospectus as Exhibit A)*

	(10A)	Form of Subscription Agreement (attached to the Prospectus as Exhibit B)*

	(10B)	Form of Escrow Agreement between the Partnership and the Escrow Agent**

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests**

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships**

	(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	(32.2)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	*	Incorporated herein by reference to the final Prospectus as filed pursuant to Rule 424 under the Securities Act of 1933.

	**	Filed as an exhibit to the Registration Statement on Form S-11 of the Partnership (File No. 33-89968) and incorporated herein by reference thereto.

	+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	February 11, 2011		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	February 11, 2011		By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer