Form 10-K
period 2011-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2011-06-23
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No   ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2010 was $(14,510,000), based on Limited Partner equity as of such date.

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

The Partnership’s initial business was to invest in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit.  As of March 31, 2011, the Partnership had originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships of which approximately $794,000 remains to be paid to the Local Partnerships (including approximately $338,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not intend to acquire interests in additional Local Partnerships, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.  The Partnership is currently invested in twelve Local Partnerships.  The Partnership’s investments in Local Partnerships represent from 98.99% to 99.89% interests except for one investment which is a 58.12% interest.  See Item 2, Properties, below.

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will continue to take a number of years.  As of March 31, 2011, the Partnership has sold its limited partnership interest in one Local Partnership and the property and the related assets and liabilities of another Local Partnership.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

The investment objectives of the Partnership are described below:

1.
Entitle qualified Beneficial Assignment Certificates (“BAC”s) holders to Tax Credits over the period of the Partnership’s entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the “Credit Period”) with respect to each Apartment Complex.

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

One of the Partnership’s objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements during the 15-year period commencing at the beginning of the Credit Period (“Compliance Period”).  As of December 31, 2010, all the Local Partnerships had completed their Credit Periods.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2015 with respect to the Properties depending upon when the Compliance Period commenced.

There can be no assurance that the Partnership will achieve its investment objectives, as described above, and it is unlikely that the Partnership will meet objectives 2 and 3, also as noted above.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership complies with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”).  Impairment of assets is a two-step process.  First, management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis.  If such estimates are below depreciated cost, Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  During the year ended March 31, 2011, the Partnership recorded approximately $2,921,000 as a loss on impairment of assets.  Through March 31, 2011, the Partnership has recorded approximately $27,947,000 as an aggregate loss on impairment of assets.

Assets Held for Sale

On August 23, 2010, the Partnership had entered into assignment and assumption agreements to sell its limited partnership interest in (i) Figueroa Senior Housing Limited Partnership (“Figueroa”) to an unaffiliated third party purchaser for the sale price of $10,000 and (ii) NNPHI Senior Housing Limited Partnership (“Normandie”) to an unaffiliated third party purchaser for a sales price of $20,000.  During the quarter ended March 31, 2011, negotiations fell through on both contracts and they are no longer under contract for sale.  Management has determined that the sale of these two properties will not be likely in the near future, and as such, they have been reclassified from discontinued operations into continuing operations.

Segments

The Partnership operates in one segment, which is the investment in multi-family residential property.  Financial information about this segment is set forth in Item 8 herein.

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

Local Partnership Schedule

Name and Location (Number of Units)	Date Acquired	Percentage of Units Occupied at May 1,
		2011	2010	2009	2008	2007

BX-8A Team Associates, L.P. Bronx, NY (41)	October 1995	(b)	(b)	(b)	98%	98%
Westminster Park Plaza (a California Limited Partnership) Los Angeles, CA (130)	June 1996	(a)	(a)	(a)	(a)	94%
Fawcett Street Limited Partnership Tacoma, WA (60)	June 1996	98%	95%	95%	98%	93%
Figueroa Senior Housing Limited Partnership Los Angeles, CA (66)	November 1996	96%	98%	98%	98%	91%
NNPHI Senior Housing Limited Partnership Los Angeles, CA (75)	December 1996	82%	100%	100%	100%	100%
Belmont/McBride Apartments Limited Partnership Paterson, NJ (42)	January 1997	74%	81%	95%	98%	100%
Sojourner Douglass, L.P. Paterson, NJ (20)	February 1997	85%	95%	100%	100%	100%
New Zion ApartmentsLimited Partnership Shreveport, LA (100)	October 1997	94%	94%	98%	99%	100%
Bakery Village Urban Renewal Associates, L.P. Montclair, NJ (125)	December 1997	98%	96%	96%	97%	97%
Marlton Housing Partnership, L.P. (a Pennsylvania limited partnership) Philadelphia, PA (25)	May 1998	100%	100%	88%	80%	84%
GP Kaneohe Limited Partnership Kaneohe, HI (44)	July 1999	100%	100%	100%	100%	100%
KSD Village Apartments, Phase II, Ltd. Danville, KY (16)	July 1999	88%	93%	88%	88%	94%
Kanisa Apartments, Ltd. Fayette County, KY (59)	October 1999	95%	63%	81%	73%	78%
Guymon Housing Partners, L.P. Guymon, OK (92)	December 1999	100%	96%	96%	99%	91%

(a)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).
(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).

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

Tax Credits with respect to a given Apartment Complex were available for a ten-year period that commenced when the Property was rented to qualified tenants.  However, the annual Tax Credits available in the year in which the Apartment Complex was placed in service were prorated based upon the months remaining in the year.  The amount of the annual Tax Credit not available in the first year was available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership was allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period were not available to the Partnership.

Item 3.  Legal Proceedings.

None.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2011, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 25, 2011, the Partnership has approximately 2,523 registered holders of an aggregate of 45,844 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

The Partnership has made no distributions to the BACs holders as of March 31, 2011.  There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.  However, the Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships, of which approximately $794,000 remains to be paid to the Local Partnerships (including approximately $338,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. During the year ended March 31, 2011, approximately $3,000 was paid to Local Partnerships.  The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no such adjustments made during the year ended March 31, 2011.

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will continue to take a number of years.  As of March 31, 2011, the Partnership has sold its limited partnership interest in one Local Partnership and the property and the related assets and liabilities of another Local Partnership.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds, although minimal (other than possible sales proceeds and sales distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the year ended March 31, 2011 and 2010, distributions from operations of the Local Partnerships amounted to approximately $7,000 and $5,000, respectively.  In addition, during the year ended March 31, 2011 and 2010, refinancing proceeds amounted to approximately $518,000 and $0, respectively.

For the year ended March 31, 2011, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $226,000.  This increase was due to proceeds from a refinanced mortgage note of $3,050,000 and net repayments from local general partners and affiliates of approximately $218,000, which exceeded net cash used in operating activities of approximately $479,000, repayment of mortgage notes of approximately $1,941,000, an increase in deferred costs of approximately $167,000, an increase in cash held in escrow relating to investing activities of approximately $54,000, acquisition of property and equipment of approximately $70,000 and a distribution to noncontrolling interests of approximately $330,000.  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization in the amount of approximately $1,127,000 and loss on impairment of asset of approximately $2,921,000.

Total expenses for the years ended March 31, 2011 and 2010, excluding depreciation and amortization, interest, general and administrative – related parties, and loss on impairment of asset, totaled $3,548,074 and $3,622,571, respectively.

Accounts payable arising from operations totaled $443,014 and $554,586 as of March 31, 2011 and 2010, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  Accrued interest payable as of March 31, 2011 and 2010 was $6,210,704 and $6,474,837, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

Security deposits payable to tenants are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

At March 31, 2011, there is approximately $353,000 in working capital reserves.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

On August 24, 2010, GP Kaneohe Limited Partnership (“Kaneohe”), a subsidiary partnership, entered into an interest rate swap agreement with the Bank as a prerequisite for obtaining refinancing on its original mortgage note payable in the amount of $2,297,000.  The agreement provides a fixed rate of 4.65% that was exchanged for a floating rate of 3.75% on the notional amount of $3,050,000.  The swap contract became effective September 1, 2010 and terminates September 1, 2015.  The fair value of the interest rate cap agreement as of December 31, 2010 was approximately $7,000, for which it could be settled based on estimates obtained from the financial institution.  Counterparty risk represents the risk of loss from nonperformance by financial counterparties to a contract.  Interest rate swap can result in exposure to credit risks in the event of default by a counterparty.  The current financial crisis affecting the global banking systems and financial markets has resulted in many financial institutions becoming less creditworthy or having diminished liquidity.  Thus, the Partnership could be exposed to an increased level of counterparty risk and could incur financial losses.

The Partnership negotiated Operating Deficit Guaranty Agreements with the Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date.  As of both March 31, 2011 and 2010, the gross amount of the Operating Deficit Guarantees aggregate approximately $123,000.  As of both March 31, 2011 and 2010, no amounts have been funded under the Operating Deficit Guaranty Agreements.  Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,138,000 and $1,847,000 were accrued and unpaid as of March 31, 2011 and 2010, respectively, and are included in the line item Due to general partner and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

Based on the foregoing, the Partnership’s liquidity consideration is mitigated by factors as discussed in Note 14 in Item 8.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.  As of December 31, 2010, the Credit Periods have expired.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods expired with respect to the two Properties that have been sold but will continue through December 31, 2015 with respect to the remaining Properties depending upon when the Compliance Period commenced.

Sale of Underlying Properties/Local Partnership Interests

For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 10 in Item 8.

Discontinued Operations

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Any dispositions would meet the criteria established for recognition as a discontinued operation under ASC 360, Property, Plant and Equipment (“ASC 360”), which specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity.  There are no assets classified as property and equipment-held for sale at March 31, 2011.

Tabular Disclosure of Contractual Obligations

The following table summarizes the Partnership’s commitments from operations as of March 31, 2011, to make future payments under its debt agreements and other contractual obligations.

Contractual Obligations		Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Mortgage notes payable (a)	$25,811,620	$432,799	$923,321	$1,054,268	$23,401,232

(a)
The mortgage loans are payable in aggregate monthly installments of approximately $142,000 including principal and interest with rates varying from 0% to 8.46% per annum and have maturity dates ranging from 2014 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships’ rents and leases, and are without further recourse.  Certain obligations are guaranteed by affiliates of the general partner.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no assets classified as property and equipment-held for sale at March 31, 2011.

Fair Value Measurements

The estimated fair value of mortgage notes payable, accrued interest and the interest rate swap have been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Fair value for the mortgage notes and accrued interest have been estimated using Level 3 inputs.  Fair value for interest rate swap has been estimated using Level 2 inputs.  The carrying amount of accounts payable and other liabilities and other assets approximates fair value due to their short-term nature.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued under Topic 820, Fair Value Measurements and Disclosures, ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the Board does not intend for amendments in this ASU to result in a change in the application of the requirements in Topic 820.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

Results of Operations

The majority of the Local Partnerships’ income continues to be in the form of rental income, with the corresponding expenses being divided among operations, depreciation and mortgage interest.  The following is a summary of the results of operations of the Partnership for the years ended March 31, 2011 and 2010, respectively.

The net loss for the years ended March 31, 2011 and 2010 totaled $4,343,718 and $15,237,441, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced.  Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years were recognized in the 11th through 13th years.  The Partnership generated $69,006 and $945,893 of Tax Credits during each of the 2010 and 2009 tax years, respectively.

2011 vs. 2010

Rental income increased approximately 1% for the year ended March 31, 2011 as compared to the corresponding period ended March 31, 2010, primarily due to rental rate increases at several Local Partnerships offset by increases in vacancy at two Local Partnerships.

Other income increased approximately $131,000 for the year ended March 31, 2011 as compared to the corresponding period in 2010, primarily due to a settlement received from a class action suit at one Local Partnership and an adjustment on accrued interest expense from a long term debt at a second Local Partnership.

Repairs and maintenance expense decreased approximately $166,000 for the year ended March 31, 2011 as compared to the corresponding period in 2010, primarily due to a decrease in painting and decorating costs and HVAC repairs at one Local Partnership, a decrease in flooring replacement costs and HVAC repairs at a second Local Partnership, decreases in repair contracts at a third Local Partnership, and a decrease in grounds contracts and sprinkler system repair costs at a fourth Local Partnership.

Taxes increased approximately $30,000 for the year ended March 31, 2011 as compared to the corresponding period in 2010, primarily due to a completion of real estate tax abatement at one Local Partnership and a tax credit received in the prior year at a second Local Partnership.

Total expenses, excluding repairs and maintenance, real estate taxes, depreciation and amortization and loss on impairment of asset, remained fairly consistent with an increase of approximately 1% for the year ended March 31, 2011 as compared to the corresponding period ended March 31, 2010.

Depreciation and amortization decreased approximately $592,000 for the year ended March 31, 2011 as compared to the corresponding period in 2010, primarily due to the reduction in carrying amounts relating to impairment of assets.

Loss on impairment of fixed assets amounted to approximately $2,921,000 and $12,993,000 for the years ended March 31, 2011 and 2010, respectively.  See Note 4 in Item 8 for detailed discussion on impairments.

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

On August 24, 2010, GP Kaneohe Limited Partnership (“Kaneohe”), a subsidiary partnership, entered into an interest rate swap agreement with the Bank as a prerequisite for obtaining refinancing on its original mortgage note payable in the amount of $2,297,000.  The agreement provides a fixed rate of 4.65% that was exchanged for a floating rate of 3.75% on the notional amount of $3,050,000.  The swap contract became effective September 1, 2010 and terminates September 1, 2015.  The fair value of the interest rate cap agreement as of December 31, 2010 was approximately $7,000 (a reduction of mortgage liability), based on estimates obtained from the financial institution.  Counterparty risk represents the risk of loss from nonperformance by financial counterparties to a contract.  Interest rate swap can result in exposure to credit risks in the event of default by a counterparty.  The current financial crisis affecting the global banking systems and financial markets has resulted in many financial institutions becoming less creditworthy or having diminished liquidity.  Thus, the Partnership could be exposed to an increased level of counterparty risk and could incur financial losses.

The Partnership does not have any other market risk sensitive instruments.

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

Item 8.	Financial Statements and Supplementary Data.
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	13

	Consolidated Balance Sheets at March 31, 2011 and 2010	26

	Consolidated Statements of Operations for the years ended March 31, 2011 and 2010	27

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the years ended March 31, 2011 and 2010	28

	Consolidated Statements of Cash Flows for the years ended March 31, 2011 and 2010	29

	Notes to Consolidated Financial Statements	30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Independence Tax Credit Plus L.P. IV and Subsidiaries

We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries (a Delaware limited partnership) as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the years in the two-year period ended March 31, 2011.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the consolidated financial statements of five and seven subsidiary partnerships, whose losses aggregated $1,320,070 and $11,858,536 for the years ended March 31, 2011 and 2010, respectively, and whose assets constituted 53% and 59% of consolidated assets at March 31, 2011 and 2010, respectively.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years ended in the two-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Friedman LLP

New York, New York
June 23, 2011

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
Figueroa Senior Housing Limited Partnership
Los Angeles, California

I have audited the balance sheet of Figueroa Senior Housing Limited Partnership, at December 31, 2010, and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended. These financial statements are the responsibility of Figueroa Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership on December 31, 2010, and the results of Its operations and Its cash-flow for the year then ended in conformity with generally accepted accounting principles used In the United States of America.

/s/ Clifford R. Benn, CPA
February 25, 2011
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
February 26, 2010
Carson, California

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
NNPHI Senior Housing Limited Partnership
Los Angeles, California

I have audited the balance sheet of NNPHI Senior Housing Limited Partnership, at December 31, 2010, and the related statements of loss, changes In partners' capital, and cash-flow for the year then ended. These financial statements are the responsibility of NNPHI Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing Limited Partnership on December 31, 2010, and the results of its operations and its cash-flow for the year then ended in conformity with generally accepted accounting principles used In the United States of America.

/s/ Clifford Benn, CPA
February 25, 2011
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
New York, New York
March 9, 2010

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New Zion Apartments Limited Partnership

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, as of December 31, 2010, and the related statements of operations, partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership as of December 31, 2010, and the results of its operations, the changes in partners’ equity (deficit), and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report, dated March 22, 2011 on our consideration of New Zion Apartments Limited Partnership’s internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated March 22, 2011, on New Zion Apartments Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 24 through 36 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland                                                                                     Taxpayer Identification Number:
March 22, 2011                                                                                     52-1088612

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

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2010, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2010, and the results of its operations, the changes in its partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP, P.C.
Baltimore, Maryland
March 7, 2011

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
Baltimore, Maryland
March 8, 2010

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Marlton Housing Partnership, L.P.

We have audited the accompanying balance sheet of Marlton Housing Partnership, L.P. as of December 31, 2010, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlton Housing Partnership, L.P. as of December 31, 2010, and the results of its operations, the change in partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP
Baltimore, Maryland
March 15, 2011

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

/s/ HANKINS & COMPANY
Fort Smith, Arkansas
February 26, 2010

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010

ASSETS

Operating assets:
Property and equipment, at cost, less accumulated depreciation (Notes 2, 4 and 7)	$14,995,942	$18,938,097
Cash and cash equivalents (Notes 2, 3 and 13)	1,402,683	1,176,371
Cash held in escrow (Notes 2, 3 and 5)	2,005,507	2,053,883
Deferred costs - less accumulated amortization (Notes 2 and 6)	446,127	314,520
Due from local general partners and affiliates (Note 8)	474,935	415,917
Other assets	397,837	368,261

Total assets	$19,723,031	$23,267,049
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating liabilities:
Mortgage notes payable (Notes 3 and 7)	$25,811,620	$24,703,113
Accounts payable and other liabilities	443,014	554,586
Accrued interest payable	6,210,704	6,474,837
Security deposits payable	299,570	308,937
Due to local general partners and affiliates (Note 8)	1,948,426	1,760,553
Due to general partner and affiliates (Note 8)	2,682,152	2,470,084

Total liabilities	37,395,486	36,272,110

Commitments and contingencies (Notes 8 and 13)

Partners’ capital (deficit):
Limited partners (100,000 BACs authorized; 45,844 issued and outstanding) (Note 1)	$(18,028,454)	$(13,728,173)
General partners	(588,757)	(545,320)

Independence Tax Credit Plus L.P. IV total	(18,617,211)	(14,273,493)

Noncontrolling interests (Note 2)	944,756	1,268,432

Total partners’ capital	(17,672,455)	(13,005,061)

Total liabilities and partners’ capital (deficit)	$19,723,031	$23,267,049

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2011	2010

Operations:
Revenues
Rental income	$4,948,635	$4,891,163
Other (Note 2)	256,715	125,800
Total revenues	5,205,350	5,016,963
Expenses
General and administrative	1,554,768	1,462,258
General and administrative-related parties (Note 8)	648,614	593,921
Repairs and maintenance	830,169	995,971
Operating and other	793,506	813,693
Real estate taxes	150,033	119,982
Insurance	219,598	230,667
Financial, primarily interest	1,298,582	1,357,379
Depreciation and amortization	1,126,511	1,717,972
Loss on impairment of assets	2,920,932	12,993,000
Total expenses	9,542,713	20,284,843
Net loss	(4,337,363)	(15,267,880)
Net (income) loss attributable to noncontrolling interests	(6,355)	30,439
Net loss attributable to Independence Tax Credit Plus LP IV	$(4,343,718)	$(15,237,441)
Net loss – limited partners	$(4,300,281)	$(15,085,067)
Number of BACs outstanding	45,844	45,844
Net loss per BAC	$(93.80)	$(329.05)

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
YEARS ENDED MARCH 31, 2011 and 2010

	Total	Limited Partners	General Partners	Noncontrolling Interests

Partners’ capital (deficit) – April 1, 2009	$2,267,819	$1,356,894	$(392,946)	$1,303,871
Net loss	(15,267,880)	(15,085,067)	(152,374)	(30,439)
Distributions	(5,000)	0	0	(5,000)
Partner’s capital (deficit) – March 31, 2010	(13,005,061)	(13,728,173)	(545,320)	1,268,432
Net income (loss)	(4,337,363)	(4,300,281)	(43,437)	6,355
Distributions	(330,031)	0	0	(330,031)
Partner’s capital (deficit) – March 31, 2011	$(17,672,455)	$(18,028,454)	$(588,757)	$944,756

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2011	2010*

Cash flows from operating activities:
Net loss	$(4,337,363)	$(15,267,880)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,126,511	1,717,972
Loss on impairment of assets	2,920,932	12,993,000
Decrease in cash held in escrow	102,116	275,017
(Increase) decrease in other assets	(29,576)	13,027
(Decrease) increase in accounts payable and other liabilities	(111,572)	104,448
(Decrease) increase in accrued interest payable	(264,133)	472,637
Decrease in security deposits payable	(9,367)	(4,785)
Decrease in due to local general partners and affiliates	(29,708)	(79,865)
Increase in due from local general partners	(59,018)	(34,845)
Increase in due to general partner and affiliates	212,068	286,797
Total adjustments	3,858,253	(15,743,403)
Net cash (used in) provided by operating activities	(479,110)	475,523
Cash flows from investing activities:
Acquisition of property and equipment	(70,259)	(90,820)
(Increase) decrease in cash held in escrow	(53,740)	55,187
Net repayment from local general partners and affiliates	217,581	25,447
Net cash provided by (used in) investing activities	93,582	(10,186)
Cash flows from financing activities:
Repayments of mortgage notes	(1,941,493)	(485,366)
Proceeds from mortgage notes	3,050,000	0
Distributions to noncontrolling interests	(330,031)	(5,000)
Increase in deferred costs	(166,636)	(19,735)
Net cash provided by (used in) financing activities	611,840	(510,101)
Net increase (decrease) in cash and cash equivalents	226,312	(44,764)
Cash and cash equivalents at beginning of year	1,176,371	1,221,135
Cash and cash equivalents at end of year	$1,402,683	$1,176,371
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,385,516	$970,290

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and its subsidiary partnerships for the years ended March 31, 2011 and 2010, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships (the “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), (income) loss attributable to noncontrolling interests amounted to approximately $(6,000) and $30,000 for the year ended March 31, 2011 and 2010, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There are no assets classified as property and equipment-held for sale at March 31, 2011.

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

The Partnership has no material liability for unrecognized tax benefits and no material change to the beginning partner’s capital of the Partnership. As of and during the year ended March 31, 2011, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties.

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

Income tax returns for the year prior to 2007 are no longer subject to examination by tax authorities.

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

k)  Recent Accounting Pronouncements

In May 2011, the FASB issued under Topic 820, Fair Value Measurements and Disclosures, ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the Board does not intend for amendments in this ASU to result in a change in the application of the requirements in Topic 820.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

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

	At March 31, 2011		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes and accrued interest	$32,022,324	$13,190,132	$31,177,950	$12,763,485

Fair value for the mortgage notes and accrued interest have been estimated using Level 3 inputs.  Fair value for interest rate swap has been estimated using Level 2 inputs.

At March 31, 2011, the total fair value of the interest rate swap was a reduction of the mortgage note liability of approximately $7,000.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

Fixed swap – notional amount	$3,050,000
Fixed rate	4.65%
Variable rate at March 31, 2011	3.75%
Termination date	September 1, 2015

Pursuant to ASC Topic 815-10, Derivative Instruments (“ASC 815-10”), derivative instruments not meeting the criteria for hedge accounting (or for which an entity elects not to apply hedge accounting to the derivative in the event that the criteria are met) are recorded at fair value with any change in fair value reflected in the statement of operations in the period of change.

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates
Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such obligations are not currently available.

NOTE 4 – Property and Equipment

The components of property and equipment and their estimated useful lives from operating assets are as follows:

	March 31,		Estimated Useful Lives (Years)
	2011	2010

Land	$2,003,490	$2,003,490
Building and improvements	35,641,565	38,507,210	27.5 – 40
Furniture and fixtures	1,391,910	1,376,938	3 – 10

	39,036,965	41,887,638
Less: Accumulated depreciation	(24,041,023)	(22,949,541)

	$14,995,942	$18,938,097

Depreciation expense for the years ended March 31, 2011 and 2010 amounted to $1,091,482 and $1,694,374, respectively.

Impairments

During the years ended March 31, 2011 and 2010, the Partnership performed a fair value analysis on all of its remaining investments due to the current deteriorating market conditions in the real estate industry.  Impairment of assets is a two-step process.  First, management estimated amounts recoverable through future operations and sale of the Property on an undiscounted basis.  If such estimates were below depreciated cost, Property investments themselves were reduced to estimated fair value (generally using the discounted cash flow valuation method).  Each Local Partnership must continue to comply with its Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left of the remaining investments.  A net operating income projection was prepared to calculate a residual value at the end of the 5-year period.  Based on this analysis, the Partnership deemed the properties of the below Local Partnerships impaired and wrote them down to their estimated fair value which resulted in $2,920,932 and $12,993,000 of losses on impairment for the year ended March 31, 2011 and 2010, respectively.  Impairment on the properties were measured using Level 3 inputs.

Impairments recorded for the year ended March 31, 2011 were as follows:

Belmont/McBride Apartments Limited Partnership	$1,159,000
Kanisa Apartments, Ltd.	517,441
KSD Village Apartments, Phase II, Ltd.	324,000
Marlton Housing Partnership, L.P.	3,126
NNPHI Senior Housing Limited Partnership	900,000
Sojourner Douglass, L.P.	17,365
$2,920,932

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

Impairments recorded for the year ended March 31, 2010 were as follows:

Bakery Village Urban Renewal Associates, LP	$8,083,000
Belmont/McBride Apartments Limited Partnership	2,299,000
Figueroa Senior Housing Limited Partnership	1,295,000
Guymon Housing Partners, L.P.	1,316,000
$12,993,000

NOTE 5 – Cash Held in Escrow

Cash held in escrow from operating assets consists of the following:

	March 31,
	2011	2010

Purchase price payments*	$338,250	$340,846
Real estate taxes, insurance and other	364,769	442,805
Reserve for replacement	1,030,909	974,573
Tenant security deposits	271,579	295,659
	$2,005,507	$2,053,883
* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

	March 31,
	2011	2010	Period

Financing costs	$1,051,526	$884,890	2 through 45 years
Other deferred costs	153,522	153,522
	1,205,048	1,038,412
Less: Accumulated amortization	(758,921)	(723,892)

	$446,127	$314,520

Amortization expense for the years ended March 31, 2011 and 2010 amounted to $35,029 and $23,598, respectively.

NOTE 7 – Mortgage Loans Payable

The mortgage loans from operations are payable in aggregate monthly installments of approximately $142,000 including principal and interest with rates varying from 0% to 8.46% per annum and have maturity dates ranging from 2014 through 2051.  The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships’ rents and leases, and are without further recourse.  Certain obligations are guaranteed by affiliates of the general partner.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

Annual principal payments on the permanent debt requirements for mortgage notes payable for each of the next five calendar years and thereafter are as follows:

Year Ending December 31,	Amount

2011	$432,799
2012	447,566
2013	475,755
2014	519,654
2015	534,614
Thereafter	23,401,232
$25,811,620

The mortgage agreements generally require monthly deposits to replacement reserves and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

Accrued interest payable amounted to approximately $6,211,000 and $6,475,000 as of March 31, 2011 and 2010, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships or through assumption by the buyer upon sale of the Partnership’s interest in the respective Local Partnership.  In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

NOTE 8 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner, the Local General Partners and their respective affiliates receive their pro-rata share of profits, losses and tax credits.

A)  Guarantees

The Partnership negotiated Operating Deficit Guaranty Agreements with the Local Partnerships whereby the Local General Partners of such Local Partnerships and/or their affiliates agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2011 and 2010, Operating Deficit Guarantees aggregate approximately $123,000 for these years.  Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.  As of March 31, 2011 and 2010, there has been no funding under the Operating Deficit Guaranty Agreements.

B)  Related Party Expenses

Expenses incurred to related parties from operations for the years ended March 31, 2011 and 2010 were as follows:

	Years Ended March 31,
	2011	2010

Partnership management fees (a)	$291,925	$208,973
Expense reimbursements (b)	122,788	158,165
Local administrative fees (c)	40,000	39,000
Total general and administrative – General Partner	454,713	406,138
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	193,901	187,783
Total general and administrative-related parties	$648,614	$593,921

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

(a)     The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are accrued without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $2,138,000 and $1,847,000 were accrued and unpaid as of March 31, 2011 and 2010, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)     The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $65,000 and $86,000 were accrued and unpaid as of March 31, 2011 and 2010, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)     Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $223,000 and $279,000 were accrued and unpaid as of March 31, 2011 and 2010, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of March 31, 2011 and 2010, the Partnership owed the General Partner and its affiliates approximately $256,000 for advances made by the General Partner and its affiliates to two Local Partnerships.  These advances represent historical amounts loaned in conjunction with the initial capital contributions to the Local Partnerships.  Payments of these advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

C)  Due to/from Local General Partners and Affiliates

Due to Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2011	2010

Development fee payable	$1,578,347	$1,586,284
Construction costs payable	50,000	50,000
Operating advances	296,965	71,447
Management and other fees	23,114	52,822

	$1,948,426	$1,760,553

Due from Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2011	2010

Local general partner loan receivable	$474,935	$415,917

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

NOTE 9 – Taxable Net Loss

A reconciliation of the consolidated financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

	Years Ended March 31,
	2011	2010

Financial statement net loss	$(4,343,718)	$(15,237,441)

Differences between depreciation and amortization expense for financial reporting purposes and income tax purposes	(975,690)	(479,158)

Differences resulting from Partnership having a different fiscal year for income tax and financial reporting purposes	92,022	(143,342)

Tax exempt interest income	(19)	(124)

Provision for loss on impairment	2,920,932	12,993,000

Other, including accruals for financial reporting purposes not deductible for income tax purposes until paid	(60,630)	(337,224)

Net loss per income tax returns	$(2,367,103)	$(3,204,289)

NOTE 10 – Sale of Property

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will continue to take a number of years.  As of March 31, 2011, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of one Local Partnership have been sold.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

NOTE 11 – Assets Held for Sale

On August 23, 2010, the Partnership had entered into assignment and assumption agreements to sell its limited partnership interest in (i) Figueroa Senior Housing Limited Partnership (“Figueroa”) to an unaffiliated third party purchaser for the sale price of $10,000 and (ii) NNPHI Senior Housing Limited Partnership (“Normandie”) to an unaffiliated third party purchaser for a sales price of $20,000.  During the quarter ended March 31, 2011, negotiations fell through on both contracts and they are no longer under contract for sale.  Management has determined that the sale of these two properties will not be likely in the near future, and as such, they have been reclassified from discontinued operations into continuing operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

NOTE 12 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2011 and 2010.

	Quarter Ended
OPERATIONS	June 30, 2010	September 30, 2010*	December 31, 2010*	March 31, 2011

Revenues	$1,251,555	$1,302,254	$1,354,009	$1,297,532
Total expenses	(1,693,935)	(1,638,418)	(1,673,691)	(4,536,669)
Loss from operations	(442,380)	(336,164)	(319,682)	(3,239,137)
Net (income) loss attributable to noncontrolling interests from operations	(8,934)	(2,466)	(2,741)	7,786
Net loss – Independence Tax Credit Plus L.P. IV	$(451,314)	$(338,630)	$(322,423)	$(3,231,351)
Net loss – limited partnership	$(446,801)	$(335,244)	$(319,199)	$(3,199,037)
Net loss per weighted average BAC	$(9.75)	$(7.31)	$(6.96)	$(69.78)

	Quarter Ended
OPERATIONS	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010

Revenues	$1,316,947	$1,289,401	$1,260,234	$1,150,381
Total expenses	(1,865,813)	(1,849,363)	(1,812,797)	(14,756,870)
Loss from operations	(548,866)	(559,962)	(552,563)	(13,606,489)
Net (income) loss attributable to noncontrolling interests from operations	(5,644)	(1,610)	(2,323)	40,016
Net loss – Independence Tax Credit Plus L.P. IV	$(554,510)	$(561,572)	$(554,886)	$(13,566,473)
Net loss – limited partnership	$(548,965)	$(555,956)	$(549,337)	$(13,430,809)
Net loss per weighted average BAC	$(11.97)	$(12.13)	$(11.98)	$(292.97)
*Reclassified for comparative purposes.

NOTE 13 – Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At March 31, 2011, uninsured cash and cash equivalents at various banking institutions approximated $558,000.

b)  Leases

Certain subsidiary partnerships have land lease arrangements whereby they are obligated to pay $1 per annum through June 2054.

c)  Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $292,210 and $293,275 for the years ended March 31, 2011 and 2010, respectively.  Of these fees, $193,901 and $187,783 were incurred to affiliates of the Local General Partners.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced.  The Credit Period generally runs for ten years from the date it commenced with respect to each eligible Property.  Because of the time required for the acquisition, completion and rent-up of Properties, as expected, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years were recognized in the 11th through 13th years. The Partnership generated $69,006 and $945,893 of Tax Credits during each of the 2010 and 2009 tax years, respectively.  As of December 31, 2010, all the Local Partnerships had completed their Credit Periods.

NOTE 14 – Liquidity

At March 31, 2011, the Partnership’s liabilities exceeded assets by $17,672,455 and for the year ended March 31, 2011 incurred a net loss of $4,337,363.  However, the Partnership has working capital reserves of approximately $353,000 at March 31, 2011.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $130,000 for the year ended March 31, 2011.

As discussed in Note 8 in Item 8, partnership management fees of approximately $2,138,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

The mortgage payable balance of $25,811,620 and the accrued interest payable balance of $6,210,704 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such, has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of liquidity and financial condition of the Partnership.

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

(b)           Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2011.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2011, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

(c)           Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2011, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Certain information concerning the executive officers of the General Partner is set forth below.

Name	Position

Robert A. Pace	Chief Financial Officer
Robert L. Levy	President and Chief Executive Officer

ROBERT A. PACE, 38, is the Chief Financial Officer of RILLC and a Director of Centerline.  Mr. Pace oversees the accounting operations of the General Partner, and is also responsible for overseeing the accounting operations of Centerline’s Affordable Housing Group.  Mr. Pace joined Centerline’s predecessor in January of 2003 as an Assistant Controller.  Prior to joining Centerline’s predecessor, Mr. Pace worked for KPMG in the financial services real estate group as an audit manager.  He received a Bachelor of Science Degree from Wagner College in 1994 and is a Certified Public Accountant.

ROBERT L. LEVY, 45, is the President and Chief Executive Officer of RILLC and is also a managing trustee and President, Chief Financial Officer and Chief Operating Officer of Centerline.  Mr. Levy was appointed as Chief Financial Officer of Centerline in November 2006 and was appointed its President and Chief Operating Officer in April 2010.  He directs the day-to-day operations of Centerline and is also responsible for overseeing all of Centerline’s business and operations. Mr. Levy joined Centerline in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, he was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at the Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Master’s in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

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

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of May 25, 2011 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each executive officer of the General Partner of RILLC and (iii) the directors and executive officers of the general partners of RILLC as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	2,868.06	(2)	6.3%
J. Michael Fried	2,868.06	(2)(3)	6.3%
Alan P. Hirmes	2,868.06	(2)(3)	6.3%
Stuart J. Boesky	2,868.06	(2)(3)	6.3%
Stephen M. Ross	2,868.06	(2)(3)	6.3%
Marc D. Schnitzer	2,868.06	(2)(3)	6.3%
Robert L. Levy	-		-
Robert A. Pace	-		-

All executive officers of the general partner of the Related General Partner as a group (three persons)	2,868.06	(2)	6.3%

(1)	The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees by Friedman LLP for professional services rendered for the audit of the Partnership’s annual consolidated financial statements for the years ended March 31, 2011 and 2010 and for the reviews of the financial information included in the Partnership’s quarterly reports on Form 10-Q for those years were $85,500 and $86,778, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The Partnership is not required to have and does not have a standalone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
		Sequential Page

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	13

	Consolidated Balance Sheets at March 31, 2011 and 2010	26

	Consolidated Statements of Operations for the years ended March 31, 2011 and 2010	27

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the years ended March 31, 2011 and 2010	28

	Consolidated Statements of Cash Flows for the years ended March 31, 2011 and 2010	29

	Notes to Consolidated Financial Statements	30

(a) 2.	Consolidated Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	47

	Schedule I - Condensed Financial Information of Registrant	48

	Schedule III - Real Estate and Accumulated Depreciation	51

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV as adopted on February 22, 1995*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. IV as filed on February 22, 1995*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. IV and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	44

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

	+Filed herewith.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	June 23, 2011		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	June 23, 2011		By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert A. Pace Robert A. Pace	Chief Financial Officer and Principal Accounting Officer of Related Independence L.L.C.	June 23, 2011

/s/ Robert L. Levy Robert L. Levy	President (Chief Executive Officer) of Related Independence L.L.C.	June 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

To the Partners
Independence Tax Credit Plus L.P. IV and Subsidiaries

Under date of June 23, 2011, we reported on the basic consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the years in the two-year period ended March 31, 2011.

In connection with our audits of the basic aforementioned consolidated financial statements, we have also audited supporting Schedule I as of March 31, 2011 and 2010 and for the years ended March 31, 2011 and 2010, and Schedule III as of March 31, 2011 and for the years ended March 31, 2011 and 2010.  These supporting schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these schedules based on our audits.  In our opinion, these schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

Friedman LLP

New York, New York
June 23, 2011

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

Condensed financial information of registrant (not including consolidated subsidiary partnerships)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2011	2010

Cash and cash equivalents	$807,853	$573,780
Investment in subsidiary partnerships	0	0
Cash held in escrow	338,250	340,846
Other assets	585,759	1,097,063
Total assets	$1,731,862	$2,011,689

LIABILITIES AND PARTNERS’ CAPITAL

Due to general partner and affiliates	$2,203,053	$1,934,439
Other liabilities	72,723	77,250
Total liabilities	2,275,776	2,011,689
Partners’ capital (deficit)	(543,914)	0
Total liabilities and partners’ capital (deficit)	$1,731,862	$2,011,689

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

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2011	2010
Revenues
Other income	$1,193	$1,958

Expenses

Administrative and management	130,394	145,819
Administrative and management-related parties	414,713	367,138

Total expenses	545,107	512,957

Loss from operations	(543,914)	(510,999)

Equity in loss of subsidiary partnerships	0	(148,931)

Net loss	$(543,914)	$(659,930)

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2011	2010

Cash flows from operating activities:

Net loss	$(543,914)	$(659,930)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Decrease in other assets	511,304	129,391
Increase in due to general partner and affiliates	268,614	262,247
(Decrease) increase in other liabilities	(4,527)	9,557

Net cash provided by (used in) operating activities	231,477	(258,735)

Cash flows from investing activities:

Decrease in cash held in escrow	2,596	25,000

Net increase (decrease) in cash and cash equivalents	234,073	(233,735)

Cash and cash equivalents, beginning of year	573,780	807,515

Cash and cash equivalents, end of year	$807,853	$573,780

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
SCHEDULE III
CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2011

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Impairments	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements are Computed*
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Apartment Complexes

Fawcett Street Limited Partnership
Tacoma, WA	$1,769,763	$390,654	$4,247,465	$(2,211,819)	$396,383	$2,029,917	$2,426,300	$2,106,438	1996-97	June 1996	27.5	years
Figueroa Senior Housing Limited Partnership
Los Angeles, CA	2,947,253	279,000	4,978,250	(657,256)	291,377	4,308,617	4,599,994	2,590,806	1996-97	Nov. 1996	27.5	years
NNPHI Senior Housing Limited Partnership
Los Angeles, CA	3,861,239	709,657	6,135,419	(3,017,368)	715,387	3,112,321	3,827,708	2,837,361	1996-97	Dec. 1996	27.5	years
Belmont/McBride Apartments Limited Partnership
Paterson, NJ	2,604,949	154,934	5,627,693	(945,037)	182,633	4,654,957	4,837,590	3,517,410	1997-98	Jan. 1997	27.5	years
Sojourner Douglass, L.P.
Paterson, NJ	1,977,350	141,297	2,573,950	(1,408,231)	143,996	1,163,020	1,307,016	1,259,068	1997-98	Feb. 1997	27.5	years
New Zion Apartments Limited Partnership
Shreveport, LA	630,705	20,000	2,688,770	158,755	22,699	2,844,826	2,867,525	1,430,561	1997-98	Oct. 1997	27.5	years
Bakery Village Urban Renewal Associates, L.P.
Montclair, NJ	3,893,827	50,000	14,912,416	(5,084,899)	52,699	9,824,818	9,877,517	5,251,609	1997-98	Dec. 1997	27.5	years
Marlton Housing Partnership, L.P.
Philadelphia, PA	1,849,000	2,648	1,547,121	(1,394,966)	4,355	150,448	154,803	101,995	1998-99	May 1998	27.5	years
GP Kaneohe Limited Partnership
Kaneohe, HI	3,038,000	0	3,306,828	115,201	613	3,421,416	3,422,029	1,102,670	1999-00	July 1999	7-40	years
KSD Village Apartments, Phase II Ltd.
Danville, KY	332,880	0	887,539	(281,631)	612	605,295	605,907	315,946	1999-00	July 1999	10-40	years
Kanisa Apartments Ltd.
Fayette County, KY	1,354,288	106,592	4,846,543	(3,590,350)	107,205	1,255,580	1,362,785	1,286,056	1998-99	Oct. 1999	5-40	years
Guymon Housing Partners, L.P.
Guymon, OK	1,552,366	84,918	4,238,907	(576,035)	85,531	3,662,260	3,747,791	2,241,103	1998-99	Dec. 1999	27.5	years

	$25,811,620	$1,939,700	$55,990,901	$(18,893,636)	$2,003,490	$37,033,475	$39,036,965	$24,041,023

* Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
SCHEDULE III
CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2011

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2011	2010	2011	2010

Balance at beginning of year	$41,887,638	$54,789,818	$22,949,541	$21,255,167
(Adjustment to) additions during year:
Land, building and improvements	70,259	90,820
Impairments	(2,920,932)	(12,993,000)
Depreciation expense			1,091,482	1,694,374
Balance at close of year	$39,036,965	$41,887,638	$24,041,023	$22,949,541

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.