Form 10-Q
period 2011-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2011-08-11
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2011	2011
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $24,253,218 and $24,041,023, respectively)	$14,783,747	$14,995,942
Cash and cash equivalents	1,180,181	1,402,683
Cash held in escrow	2,102,704	2,005,507
Deferred costs (net of accumulated amortization of $764,087 and $758,921, respectively)	440,961	446,127
Due from local general partners and affiliates (Note 3)	483,935	474,935
Other assets	465,820	397,837

Total assets	$19,457,348	$19,723,031

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating liabilities
Mortgage notes payable	$25,737,605	$25,811,620
Accounts payable and other liabilities	530,696	443,014
Accrued interest payable	6,283,720	6,210,704
Security deposits payable	294,005	299,570
Interest rate swap (Note 4)	32,234	-
Due to local general partners and affiliates (Note 3)	1,929,209	1,948,426
Due to general partners and affiliates (Note 3)	2,724,139	2,682,152

Total liabilities	37,531,608	37,395,486

Commitments and contingencies (Note 6)

Partners’ capital (deficit)

Limited partners – 45,844 Beneficial Assignment Certificates (“BACs”) issued and outstanding	(18,349,266)	(18,028,454)
General partners	(591,998)	(588,757)

Independence Tax Credit Plus L.P. IV total	(18,941,264)	(18,617,211)

Noncontrolling interests	867,004	944,756

Total partners’ capital (deficit)	(18,074,260)	(17,672,455)

Total liabilities and partners’ capital (deficit)	$19,457,348	$19,723,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010

Operations:

Revenues
Rental income	$1,285,980	$1,231,864
Other	25,168	19,691

Total revenues	1,311,148	1,251,555

Expenses
General and administrative	389,156	375,798
General and administrative-related parties (Note 3)	165,012	172,505
Repairs and maintenance	224,739	233,903
Operating and other	212,755	202,692
Real estate taxes	37,825	34,879
Insurance	53,435	58,046
Interest	302,783	336,168
Unrealized loss-interest rate swap (Note 4)	32,234	-
Depreciation and amortization	217,361	279,944

Total expenses	1,635,300	1,693,935

Net loss	(324,152)	(442,380)

Net loss (income) attributable to noncontrolling interests	99	(8,934)

Net loss attributable to Independence Tax Credit Plus L.P. IV	$(324,053)	$(451,314)

Net loss – limited partners	$(320,812)	$(446,801)

Number of BACs outstanding	45,844	45,844

Net loss per weighted average BAC	$(7.00)	$(9.75)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit)
(Unaudited)

	Independence Tax Credit Plus L.P. IV

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ capital (deficit) – April 1, 2011	$(17,672,455)	$(18,028,454)	$(588,757)	$944,756

Net loss	(324,152)	(320,812)	(3,241)	(99)

Distributions	(77,653)	-	-	(77,653)

Partners’ capital (deficit) – June 30, 2011	$(18,074,260)	$(18,349,266)	$(591,998)	$867,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(324,152)	$(442,380)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	217,361	279,944
Interest rate swap	32,234	-
Changes in assets and liabilities:
(Increase) decrease in cash held in escrow	(71,098)	27,106
Increase in other assets	(67,983)	(35,187)
Increase in accounts payable	87,682	67,287
Increase in accrued interest payable	73,016	127,164
Decrease in security deposit payable	(5,565)	(1,387)
Decrease in due from general partner and affiliates	(9,000)	(5,068)
Increase(decrease) in due to local general partners and affiliates	4,380	(49,596)
Increase in due to general partner and affiliates	41,987	34,849

Total adjustments	303,014	445,112

Net cash (used in) provided by operating activities	(21,138)	2,732

Cash flows from investing activities:
Increase in cash held in escrow	(26,099)	(21,353)
Acquisition of property and equipment	-	(5,412)
Net repayments to local general partners and affiliates	(23,597)	(1,225)

Net cash used in investing activities	(49,696)	(27,990)

Cash flows from financing activities:
Repayments of mortgage notes	(74,015)	(81,073)
Distributions to noncontrolling interests	(77,653)	(24,000)

Net cash used in financing activities	(151,668)	(105,073)

Net decrease in cash and cash equivalents	(222,502)	(130,331)
Cash and cash equivalents at beginning of period	1,402,683	1,176,371
Cash and cash equivalents at end of period	$1,180,181	$1,046,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of June 30, 2011, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and twelve other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  Some of the Properties may also be eligible for the historic rehabilitation tax credits.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the manager of the general partner of the General Partner.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.  The Partnership is currently in the process of developing a plan to dispose of all its investments.

For financial reporting purposes, the Partnership’s first fiscal quarter ends June 30 .  The first quarter for all subsidiaries ends March 31 .  Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1  through June 30 .  The Partnership’s fiscal quarter ends three months after the subsidiaries in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC 810”), loss (income) attributable to noncontrolling interests amounted to approximately $100 and $(9,000) for the three months ended June 30,  2011 and 2010, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of June 30, 2011, the results of its operations and its cash flows for the three months ended June 30,  2011 and 2010.  However, the operating results and cash flows for the three months ended June 30, 2011 may not be indicative of the results for the entire year.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale at June 30, 2011.

Recent Accounting Pronouncements

In June 2011, the FASB issued under Accounting Standards update No. 2011-05, “Presentation of Comprehensive Income”.  The amendments in this ASU require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  In addition, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.  For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  However, early adoption is permitted.  The adoption of this accounting standard will not have a material effect on the Partnership’s condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Estimates are adjusted to reflect actual experience when necessary.  Significant accounting estimates reflected in the Partnership’s condensed consolidated financial statements include revenue recognition, fair value of financial instruments, the properties and the useful lives of property and equipment.

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

NOTE 2 – Liquidity

At June 30,  2011, the Partnership’s liabilities exceeded assets by $18,074,260 and for the three months ended June 30,  2011 incurred a net loss of $324,152. However, the Partnership has working capital reserves of approximately $269,000 at June 30,  2011.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $45,000 for the three months ended June 30,  2011.

As discussed in Note 3, partnership management fees of approximately $2,212,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

The mortgage notes payable balance of $25,737,605 and the accrued interest payable balance of $6,283,720 are of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such, has no financial responsibility to fund operating losses incurred by the Local Partnerships unless an operating deficit guaranty agreement is in effect.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of liquidity and financial condition of the Partnership.

NOTE 3 – Related Party Transactions

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner, the Local General Partners and their respective affiliates receive their pro-rata share of profits, losses and tax credits.

A)	Guarantees

The Partnership has Operating Deficit Guaranty Agreements with the Local Partnerships whereby the Local General Partners of such Local Partnerships and/or their affiliates agree to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of June 30, 2011 and 2010, Operating Deficit Guarantees aggregate approximately $123,000 for these periods. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.  As of June 30, 2011 and 2010, there has been no funding under the Operating Deficit Guaranty Agreements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

B)	Related Party Expenses

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended
	June 30,
	2011	2010

Partnership management fees (a)	$73,675	$76,000
Expense reimbursement (b)	32,313	38,775
Local administrative fee (c)	10,000	9,750

Total general and administrative-General Partners	115,988	124,525
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	49,024	47,980

Total general and administrative-related parties	$165,012	$172,505

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are accrued without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $2,212,000 and $2,138,000 were accrued and unpaid as of June 30, 2011 and March 31, 2011, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $32,000 and $65,000 were accrued and unpaid as of June 30, 2011 and March 31, 2011, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $223,000 were accrued and unpaid as of both June 30, 2011 and March 31, 2011.These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of June 30, 2011 and March 31, 2011, the Partnership owed the General Partner and its affiliates approximately $256,000 for advances made by the General Partner and its affiliates to two Local Partnerships.  These advances represent historical amounts loaned in conjunction with the initial capital contributions to the Local Partnerships.  Payments of these advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

C) Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	June 30,	March 31,
	2011	2011

Development fee payable	$1,552,470	$1,578,347
Construction costs payable	50,000	50,000
Operating advances	299,245	296,965
Management and other fees	27,494	23,114

	$1,929,209	$1,948,426

Due from Local General Partners and affiliates from operating assets consists of the following:

	June 30,	March 31,
	2011	2011

Local general partner loan receivable	$483,935	$474,935

NOTE 4– Fair Value of Financial Instruments

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

Mortgage Notes Payable, Accrued Interest and Interest Rate Swap Agreement
The Partnership has categorized its financial assets and liabilities based upon the fair value hierarchy specified by ASC Topic 820, Fair Value Measurements (“ASC 820”). This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  This standard provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

	At June 30, 2011		At March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

LIABILITIES:
Mortgage notes	$32,021,325	$13,195,053	$32,022,324	$13,190,132

Fair value for the mortgage notes has been estimated using Level 3 inputs.  Fair value for interest rate swaps has been estimated using Level 2 inputs.

At June 30, 2011, the total fair value of the interest rate swap was an increase of the mortgage note liability and a corresponding charge to operations of approximately $32,000.

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

Fixed swap – notional amount	$3,050,000
Fixed rate	4.65%
Variable rate at June 30, 2011	3.75%
Termination date	September 1, 2015

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

NOTE 5 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all its investments.  It is anticipated that this process will continue to take a number of years.  As of June 30, 2011, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of one Local Partnership have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 6 – Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

a)	Property Management Fees

The Local Partnerships have entered into management agreements with ten managing agents to manage the Partnership's twelve properties.  Of these, six managing agents are affiliates of the Local General Partner for six properties.  The base management fee percentage ranges between 5% and 10% of all rents collected, and the management agreement for one of the properties provides for a monthly payment of $2,024. Property management fees incurred by the Local Partnerships amounted to $72,039 and $80,134 for the three months ended June 30, 2011 and 2010, respectively.  Of these fees, $49,024 and $47,980 were incurred to the Local General Partners for the three months ended June 30, 2011  and 2010, respectively.

b)	Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of real estate.  The Partnership can also be affected by poor economic conditions generally; however no more than 25% of the properties are located in any single state.  The properties are concentrated in New Jersey (25%), Kentucky (17%) and California (17%). There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of June 30, 2011,  there were three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval.  Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced.  As of December 31, 2010, all the Local Partnerships had completed their Credit Periods.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the fifteen year compliance period (“Compliance Period”) in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2015 with respect to the remaining Properties depending upon when the Compliance Period commenced.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which, as of June 30, 2011, approximately $794,000 remains to be paid to the Local Partnerships (including approximately $338,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds.  During the three months ended June 30, 2011, no payments were made to the Local Partnerships.  The Partnership does not anticipate acquiring additional properties.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves, exclusive of Local Partnerships’ working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the three months ended June 30, 2011, and 2010, distributions from operations of the Local Partnerships amounted to approximately $15,000 and $0, respectively

For the three months ended June 30, 2011, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately ($223,000).  This decrease was due to net cash used in operating activities of approximately $21,000, an increase in cash held in escrow relating to investing activities of approximately $26,000, net repayments to local general partners and affiliates of approximately $24,000, repayment of mortgage notes of approximately $74,000 and distributions to noncontrolling interests of approximately $78,000.  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization in the amount of approximately $217,000 and interest rate swap of approximately $32,000.

Total expenses from operations for the three months ended June 30, 2011, and 2010, excluding depreciation and amortization, interest, unrealized loss on interest rate swap and general and administrative-related parties, totaled $917,910 and $905,318, respectively.

Accounts payable totaled $530,696 and $443,014 as of June 30, 2011, and March 31, 2011, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Accrued interest payable as of June 30, 2011, and March 31, 2011 was $6,283,720 and $6,210,704, respectively.  Accrued interest payable represents the accrued interest on all mortgage notes, which include primary and secondary notes. Certain secondary notes have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary notes (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

At June 30, 2011, there is approximately $269,000 in working capital reserves.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

The Partnership has negotiated Operating Deficit Guaranty Agreements with the Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates agree to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date.  As of both June 30, 2011, and 2010, the gross amount of the Operating Deficit Guarantees aggregate approximately $123,000 for these periods.  As of both June 30, 2011, and 2010, no amounts have been funded under the Operating Deficit Guaranty Agreements.  Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,212,000 and $2,138,000 were accrued and unpaid as of June 30, 2011, and March 31, 2011, respectively, and are included in the line item Due to general partners and affiliates in the condensed consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

The Partnership’s liquidity consideration is discussed in Note 2 in Item 1.

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

Tabular Disclosure of Contractual Obligations

The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2011.

Critical Accounting Policies and Estimates

In preparing the unaudited condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Set forth in Note 1 in Item 1 is the summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements which are included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011.

Results of Operations

The results of operations for the three months ended June 30, 2011, and 2010, continued to be primarily in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for the three months ended June 30, 2011, as compared to the corresponding period in 2010, primarily due to an increase in rental rates at two Local Partnerships and an increase in occupancies at two other Local Partnerships.

Total expenses, excluding depreciation and amortization and unrealized loss on interest rate swap remained fairly consistent, with a decrease of approximately 2%  for the three months ended June 30, 2011 as compared to the corresponding periods in 2010.

Depreciation and amortization decreased approximately $63,000 for the three months ended June 30, 2011 as compared to the corresponding period in 2010, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2011 at six Local Partnerships.

Unrealized loss on interest rate swap increased approximately $32,000 for the three months ended June 30, 2011 as compared to the corresponding period in 2010, primarily due to the change in fair value of the interest rate swap agreement at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 8.46% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure amounts as of June 30, 2011.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended June 30, 2011, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	August 11, 2011		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	August 11, 2011		By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer