Form 10-Q
period 2011-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2011-11-09
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☑ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
	2011	2011
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $24,465,416 and $24,041,023, respectively)	$14,575,699	$14,995,942
Cash and cash equivalents	942,412	1,402,683
Cash held in escrow	2,116,041	2,005,507
Deferred costs (net of accumulated amortization of $776,412 and $758,921, respectively)	428,636	446,127
Due from local general partners and affiliates (Note 3)	540,686	474,935
Other assets	611,515	397,837

Total assets	$19,214,989	$19,723,031

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating liabilities
Mortgage notes payable	$25,578,135	$25,811,620
Accounts payable and other liabilities	398,829	443,014
Accrued interest payable	6,472,167	6,210,704
Security deposits payable	299,070	299,570
Interest rate swap (Note 4)	77,601	-
Due to local general partners and affiliates (Note 3)	1,935,589	1,948,426
Due to general partners and affiliates (Note 3)	2,830,577	2,682,152

Total liabilities	37,591,968	37,395,486

Commitments and contingencies (Note 6)

Partners’ capital (deficit)

Limited partners – 45,844 Beneficial Assignment Certificates (“BACs”) issued and outstanding	(18,674,204)	(18,028,454)
General partners	(595,280)	(588,757)

Independence Tax Credit Plus L.P. IV total	(19,269,484)	(18,617,211)

Noncontrolling interests	892,505	944,756

Total partners’ capital (deficit)	(18,376,979)	(17,672,455)

Total liabilities and partners’ capital (deficit)	$19,214,989	$19,723,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010 *	2011	2010 *

Operations:

Revenues
Rental income	$1,361,697	$1,270,805	$2,647,677	$2,502,669
Other	29,549	31,449	54,717	51,140

Total revenues	1,391,246	1,302,254	2,702,394	2,553,809

Expenses
General and administrative	360,097	371,835	747,095	760,217
General and administrative-related parties (Note 3)	169,719	168,314	334,731	340,819
Repairs and maintenance	248,269	203,750	475,167	425,069
Operating and other	199,945	179,687	412,700	382,379
Real estate taxes	34,621	32,075	72,445	66,954
Insurance	64,094	61,518	117,529	119,564
Interest	347,330	338,262	650,113	674,430
Change in fair value of interest rate swap (Note 4)	45,367	-	77,601	-
Depreciation and amortization	224,523	282,977	441,884	562,921

Total expenses	1,693,965	1,638,418	3,329,265	3,332,353

Net loss	(302,719)	(336,164)	(626,871)	(778,544)

Net income attributable to noncontrolling interests	(25,501)	(2,466)	(25,402)	(11,400)

Net loss attributable to Independence Tax Credit Plus L.P. IV	$(328,220)	$(338,630)	$(652,273)	$(789,944)

Net loss – limited partners	$(324,938)	$(335,244)	$(645,750)	$(782,045)

Number of BACs outstanding	45,844	45,844	45,844	45,844

Net loss per weighted average BAC	$(7.09)	$(7.31)	$(14.09)	$(17.06)

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit)
(Unaudited)

	Independence Tax Credit Plus L.P. IV

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ capital (deficit) – April 1, 2011	$(17,672,455)	$(18,028,454)	$(588,757)	$944,756

Net (loss) income	(626,871)	(645,750)	(6,523)	25,402

Distributions	(77,653)	-	-	(77,653)

Partners’ capital (deficit) – September 30, 2011	$(18,376,979)	$(18,674,204)	$(595,280)	$892,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(626,871)	$(778,544)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	441,884	562,921
Change in fair value of rate swap	77,601	-
Changes in assets and liabilities:
(Increase) decrease in cash held in escrow	(39,080)	117,604
Increase in other assets	(213,678)	(147,444)
(Decrease) increase in accounts payable	(44,186)	49,865
Increase in accrued interest payable	261,463	329,842
(Decrease) increase in security deposit payable	(500)	7,338
Increase in due from general partner and affiliates	(65,751)	(15,077)
Decrease in due to local general partners and affiliates	(16,777)	(49,596)
Increase in due to general partner and affiliates	148,425	149,001

Total adjustments	549,401	1,004,454

Net cash (used in) provided by operating activities	(77,470)	225,910

Cash flows from investing activities:
Increase in cash held in escrow	(71,454)	(32,651)
Acquisition of property and equipment	(4,149)	(5,412)
Net repayments from local general partners and affiliates	3,940	5,555

Net cash used in investing activities	(71,663)	(32,508)

Cash flows from financing activities:
Repayments of mortgage notes	(233,485)	(236,945)
Net Proceeds from refinance	-	517,812
Distributions to noncontrolling interests	(77,653)	(10,833)

Net cash (used in) provided by financing activities	(311,138)	270,034

Net (decrease) increase in cash and cash equivalents	(460,271)	463,436
Cash and cash equivalents at beginning of period	1,402,683	1,176,371
Cash and cash equivalents at end of period	$942,412	$1,639,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of September 30, 2011, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and twelve other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  Some of the Properties may also be eligible for the historic rehabilitation tax credits.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the manager of the general partner of the General Partner.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.  The Partnership is currently in the process of developing a plan to dispose of all its investments.

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

In accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC 810”), income attributable to noncontrolling interests amounted to approximately $26,000 and $2,000 and $25,000 and $11,000 for the three and six months ended September 30, 2011 and 2010, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of September 30, 2011, the results of its operations for the three and six months ended September 30, 2011 and 2010 and its cash flows for the six months ended September 30,  2011 and 2010.  However, the operating results and cash flows for the six months ended September 30, 2011 may not be indicative of the results for the entire year.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale at September 30, 2011.

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
September 30, 2011
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

NOTE 2 – Liquidity

At September 30,  2011, the Partnership’s liabilities exceeded assets by $18,376,979 and for the six months ended September 30,  2011 incurred a net loss of $626,871. However, the Partnership has working capital reserves of approximately $211,000 at September 30, 2011.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $79,000 for the six months ended September 30,  2011.

As discussed in Note 3, partnership management fees of approximately $2,286,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

The mortgage notes payable balance of $25,578,135 and the accrued interest payable balance of $6,472,167 are of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such, has no financial responsibility to fund operating losses incurred by the Local Partnerships unless an operating deficit guaranty agreement is in effect.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of liquidity and financial condition of the Partnership.

NOTE 3 – Related Party Transactions

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner, the Local General Partners and their respective affiliates receive their pro-rata share of profits, losses and tax credits.

A)	Guarantees

The Partnership has Operating Deficit Guaranty Agreements with the Local Partnerships whereby the Local General Partners of such Local Partnerships and/or their affiliates agree to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of September 30, 2011 and 2010, Operating Deficit Guarantees aggregate approximately $123,000 for these periods. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.  As of September 30, 2011 and 2010, there has been no funding under the Operating Deficit Guaranty Agreements.

B)	Related Party Expenses

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and six months ended September 30, 2011 and 2010 were as follows:

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010*	2011	2010*

Partnership management fees (a)	$73,500	$73,500	$147,175	$149,500
Expense reimbursement (b)	32,312	38,775	64,625	77,550
Local administrative fee (c)	10,000	9,750	20,000	19,500

Total general and administrative-General Partners	115,812	122,025	231,800	246,550
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	53,907	46,289	102,931	94,269

Total general and administrative-related parties	$169,719	$168,314	$334,731	$340,819

* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are accrued without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $2,286,000 and $2,138,000 were accrued and unpaid as of September 30, 2011 and March 31, 2011, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $65,000 were accrued and unpaid as of both September 30, 2011 and March 31, 2011.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $224,000 were accrued and unpaid as of both September 30, 2011 and March 31, 2011. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of September 30, 2011 and March 31, 2011, the Partnership owed the General Partner and its affiliates approximately $256,000 for advances made by the General Partner and its affiliates to two Local Partnerships.  These advances represent historical amounts loaned in conjunction with the initial capital contributions to the Local Partnerships.  Payments of these advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

C) Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	September 30,	March 31,
	2011	2011

Development fee payable	$1,552,470	$1,578,347
Construction costs payable	50,000	50,000
Operating advances	326,782	296,965
Management and other fees	6,337	23,114

	$1,935,589	$1,948,426

Due from Local General Partners and affiliates from operating assets consists of the following:

	September 30,	March 31,
	2011	2011

Local general partner loan receivable	$540,686	$474,935

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

	At September 30, 2011		At March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes and accrued interest	$32,050,302	$14,237,310	$32,022,324	$13,190,132

Fair value for the mortgage notes has been estimated using Level 3 inputs.  Fair value for interest rate swaps has been estimated using Level 2 inputs.

At September 30, 2011, the fair value of the interest rate swap was an increase of the mortgage note liability and a corresponding charge to operations of approximately $78,000.

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

Fixed swap – notional amount	$3,050,000
Fixed rate	4.65%
Variable rate at September 30, 2011	3.75%
Termination date	September 1, 2015

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

NOTE 5 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all its investments.  It is anticipated that this process will continue to take a number of years.  As of September 30, 2011, the Partnership’s limited partnership interest in one Local Partnership and the property and the related assets and liabilities of one Local Partnership have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 6 – Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

a)	Property Management Fees

The Local Partnerships have entered into management agreements with ten managing agents to manage the Partnership's twelve properties.  Of these, six managing agents are affiliates of the Local General Partner for six properties.  The base management fee percentage ranges between 5% and 10% of all rents collected, and the management agreement for one of the properties provides for a monthly payment of $2,024. Property management fees incurred by the Local Partnerships amounted to $104,956 and $86,293 and $176,995 and $166,427 for the three and six months ended September 30, 2011 and 2010, respectively.  Of these fees, $53,907 and $46,289 and $102,931 and $94,269 were incurred to the Local General Partners for the three and six months ended September 30, 2011 and 2010, espectively.

b)	Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of real estate.  The Partnership can also be affected by poor economic conditions generally; however no more than 25% of the properties are located in any single state.  The properties are concentrated in New Jersey (25%), Kentucky (17%) and California (17%). There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of September 30, 2011,  there were three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval.  Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which, as of September 30, 2011, approximately $794,000 remains to be paid to the Local Partnerships (including approximately $338,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds.  During the six months ended September 30, 2011, no payments were made to the Local Partnerships.  The Partnership does not anticipate acquiring additional properties.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves, exclusive of Local Partnerships’ working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the six months ended September 30, 2011, and 2010, distributions from operations of the Local Partnerships amounted to approximately $15,000 and $2,000, respectively

For the six months ended September 30, 2011, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $460,000.  This decrease was due to net cash used in operating activities of approximately $77,000, an increase in cash held in escrow relating to investing activities of approximately $71,000, acquisition of property and equipment of approximately $4,000, repayment of mortgage notes of approximately $233,000 and distributions to noncontrolling interests of approximately $78,000, which exceeded net repayments to local general partners and affiliates of approximately $4,000.  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization in the amount of approximately $442,000 and a change from interest rate swap of approximately $78,000.

Total expenses from operations for the three and six months ended September 30, 2011, and 2010, excluding depreciation and amortization, interest, unrealized loss on interest rate swap and general and administrative-related parties, totaled $907,026 and $848,865 and $1,824,936 and $1,754,183, respectively.

Accounts payable totaled $398,829 and $443,014 as of September 30, 2011, and March 31, 2011, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Accrued interest payable as of September 30, 2011, and March 31, 2011 was $6,472,167 and $6,210,704, respectively.  Accrued interest payable represents the accrued interest on all mortgage notes, which include primary and secondary notes. Certain secondary notes have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary notes (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

At September 30, 2011, there is approximately $211,000 in working capital reserves.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

The Partnership has Operating Deficit Guaranty Agreements with the Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates agree to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date.  As of September 30, 2011, and 2010, the gross amount of the Operating Deficit Guarantees aggregate approximately $123,000 for these periods.  As of September 30, 2011, and 2010, no amounts have been funded under the Operating Deficit Guaranty Agreements.  Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,286,000 and $2,138,000 were accrued and unpaid as of September 30, 2011, and March 31, 2011, respectively, and are included in the line item Due to general partners and affiliates in the condensed consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

 Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.  As of December 31, 2010, the Credit Periods have expired.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period, which is December 31, 2015, in order to avoid recapture of the Tax Credits.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2011.

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

Results of Operations

The results of operations for the three and six months ended September 30, 2011, and 2010, continued to be primarily in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 7% and 6% for the three and six months ended September 30, 2011, as compared to the corresponding periods in 2010, primarily due to an increase in rental rates at two Local Partnerships and an increase in occupancies at two other Local Partnerships.

Total expenses, excluding repairs and maintenance, operating and other, depreciation and amortization and unrealized loss on interest rate swap remained fairly consistent, with an increase of less than 1% and  a decrease of approximately 2%  for the three and six months ended September 30, 2011 as compared to the corresponding periods in 2010.

Repairs and maintenance expense increased approximately $45,000 and $50,000 for the three and six months ended September 30, 2011 as compared to the corresponding periods in 2010, primarily due to increases in painting and décor and monitoring and protection service upgrades at one Local Partnership, increases in roof and gutter repairs at a second Local Partnership and an increase in carpentry & plumbing repair at a third Local Partnership, offset by decreases in janitorial expenses at a fourth Local Partnership.

Operating expenses increased approximately $20,000 and $30,000 for the three and six months ended September 30, 2011 as compared to the corresponding periods in 2010, primarily due to an overall increase in utility costs at several Local Partnerships.

Depreciation and amortization decreased approximately $58,000 and $121,000 for the three and six months ended September 30, 2011 as compared to the corresponding periods in 2010, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2011 at six Local Partnerships.

Unrealized loss on interest rate swap increased approximately $45,000 and $78,000 for the three and six months ended September 30, 2011 as compared to the corresponding periods in 2010, primarily due to the change in fair value of the interest rate swap agreement at one Local Partnership.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended September 30, 2011, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	November 9, 2011		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	November 9, 2011		By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer