Form 10-Q
period 2011-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2012-02-13
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
	2011	2011
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $21,908,098 and $24,041,023, respectively)	$12,958,475	$14,995,942
Cash and cash equivalents	775,122	1,402,683
Cash held in escrow	1,581,175	2,005,507
Deferred costs (net of accumulated amortization of $774,494 and $758,921, respectively)	412,306	446,127
Due from local general partners and affiliates (Note 3)	508,891	474,935
Other assets	465,332	397,837

Total operating assets	16,701,301	19,723,031

Assets of discontinued operations (Note 7)
Property and equipment held for sale, net of accumulated depreciation of $1,508,513 and $0, respectively	1,359,012	-
Other assets related to discontinued operations	398,691	-
Total discontinued assets	1,757,703	-

Total assets	$18,459,004	$19,723,031

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating liabilities
Mortgage notes payable	$22,932,409	$25,811,620
Accounts payable and other liabilities	397,853	443,014
Accrued interest payable	6,291,941	6,210,704
Security deposits payable	277,127	299,570
Interest rate swap (Note 4)	75,951	-
Due to local general partners and affiliates (Note 3)	1,477,224	1,948,426
Due to general partners and affiliates (Note 3)	2,633,112	2,682,152
Total operating liabilities
	34,085,617	37,395,486
Liabilities of discontinued operations (Note 7)
Mortgage notes payable of assets held for sale	580,941	-
Other liabilities related to discontinued operations	229,972	-
Total discontinued liabilities	810,913	-

Total liabilities	34,896,530	37,395,486

Commitments and contingencies (Note 8)

Partners’ capital (deficit)

Limited partners – 45,844 Beneficial Assignment Certificates (“BACs”) issued and outstanding	(16,733,835)	(18,028,454)
General partners	(575,680)	(588,757)

Independence Tax Credit Plus L.P. IV total	(17,309,515)	(18,617,211)

Noncontrolling interests	871,989	944,756

Total partners’ capital (deficit)	(16,437,526)	(17,672,455)

Total liabilities and partners’ capital (deficit)	$18,459,004	$19,723,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010*	2011	2010*

Operations:

Revenues
Rental income	$1,118,346	$1,057,276	$3,308,204	$3,152,708
Other	26,436	95,115	69,777	137,275

Total revenues	1,144,782	1,152,391	3,377,981	3,289,983

Expenses
General and administrative	350,334	347,657	965,404	958,983
General and administrative-related parties (Note 3)	135,279	136,106	444,800	451,716
Repairs and maintenance	210,254	163,318	611,910	533,134
Operating and other	175,834	188,183	533,016	514,396
Real estate taxes	36,319	17,558	101,226	76,984
Insurance	42,006	45,787	139,243	144,996
Interest	306,355	322,997	919,794	959,660
Change in fair value of interest rate swap (Note 4)	(1,650)	-	75,951	-
Depreciation and amortization	193,785	237,562	581,324	724,589

Total expenses	1,448,516	1,459,168	4,372,668	4,364,458

Loss from operations	(303,734)	(306,777)	(994,687)	(1,074,475)
Income (loss) from discontinued operations (including gain on sale of property) (Note 7)	2,259,687	(12,905)	2,323,769	(23,751)

Net income (loss)	1,955,953	(319,682)	1,329,082	(1,098,226)

Net loss attributable to noncontrolling interests from operations	239	1,226	1,696	2,835
Net loss (income) attributable to noncontrolling interests from discontinued operations	3,777	(3,967)	(23,082)	(16,976)

Net loss (income) attributable to noncontrolling interests	4,016	(2,741)	(21,386)	(14,141)

Net income (loss) attributable to Independence Tax Credit Plus L.P. IV	$1,959,969	$(322,423)	$1,307,696	$(1,112,367)

Loss from operations – limited partners	(300,460)	(302,496)	(983,061)	(1,060,923)
Income (Loss) from discontinued operations – limited partners	2,240,829	(16,703)	2,277,680	(40,320)

Net income (loss) – limited partners	$1,940,369	$(319,199)	$1,294,619	$(1,101,243)

Number of BACs outstanding	45,844	45,844	45,844	45,844

Loss from operations per weighted average BAC	$(6.55)	$(6.60)	$(21.44)	$(23.14)
Income (loss) from discontinued operations per weighted average BAC	48.88	(0.36)	49.68	(0.88)

Net income (loss) per weighted average BAC	$42.33	$(6.96)	$28.24	$(24.02)

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit)
(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ capital (deficit) – April 1, 2011	$(17,672,455)	$(18,028,454)	$(588,757)	$944,756

Net income	1,329,082	1,294,619	13,077	21,386

Distributions	(94,153)	-	-	(94,153)

Partners’ capital (deficit) – December 31, 2011	$(16,437,526)	$(16,733,835)	$(575,680)	$871,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$1,329,082	$(1,098,226)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	662,223	838,590
Gain on sale of property	(2,268,822)	-
Change in fair value of rate swap	75,951	-
Changes in assets and liabilities:
Increase in cash held in escrow	(73,077)	(28,957)
Increase in other assets	(111,728)	(163,080)
(Decrease) increase in accounts payable	(89,382)	12,703
Increase (decrease) in accrued interest payable	397,224	(297,504)
Increase in security deposit payable	328	2,772
Increase in due from general partner and affiliates	(33,956)	(23,068)
Decrease in due to local general partners and affiliates	(39,569)	(49,596)
Increase in due to general partner and affiliates	150,030	90,127

Total adjustments	(1,330,778)	381,987

Net cash used in operating activities	(1,696)	(716,239)

Cash flows from investing activities:
Proceeds from sale of property	212,500	-
Decrease (increase) in cash held in escrow	86,652	(39,283)
Acquisition of property and equipment	(4,149)	(20,384)
Net (advances) repayments from local general partners and affiliates	(429,363)	102,495

Net cash (used in) provided by investing activities	(134,360)	42,828

Cash flows from financing activities:
Repayments of mortgage notes	(320,920)	(1,861,658)
Net Proceeds from refinance	-	3,050,000
Increase in deferred costs	(8,116)	(180,557)
Distributions to noncontrolling interests	(94,153)	(10,833)

Net cash (used in) provided by financing activities	(423,189)	996,952

Net (decrease) increase in cash and cash equivalents	(559,245)	323,541
Cash and cash equivalents at beginning of period	1,402,683	1,176,371
Cash and cash equivalents at end of period*	$843,438	$1,499,912

Summarized below are the components of the gain on sale of property:
Proceeds from sale of property – net	$(212,500)	$-
Property and equipment, net of accumulated depreciation	46,635	-
Deferred costs	8,116	-
Other assets	25,165	-
Cash held in escrow	99,450	-
Accounts payable and other liabilities	61,598	-
Mortgage payable	(1,977,350)	-
Accrued interest	(310,308)	-
Security deposits	(9,628)	-

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $68,316 and $0, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of December 31, 2011, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and twelve other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  Some of the Properties may also be eligible for the historic rehabilitation tax credits.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the manager of the general partner of the General Partner.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.  The Partnership is currently in the process of developing a plan to dispose of all its investments.

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

In accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC 810”), loss (income) attributable to noncontrolling interests amounted to approximately $4,000 and $(3,000) and $(21,000) and $(14,000) for the three and nine months ended December 31, 2011 and 2010, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of December 31, 2011, the results of its operations for the three and nine months ended December 31, 2011 and 2010 and its cash flows for the nine months ended December 31,  2011 and 2010.  However, the operating results and cash flows for the nine months ended December 31, 2011 may not be indicative of the results for the entire year.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There is one asset classified as property and equipment-held for sale at December 31, 2011(see Note 6).

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Estimates are adjusted to reflect actual experience when necessary.  Significant accounting estimates reflected in the Partnership’s condensed consolidated financial statements include fair value of financial instruments and the properties and the useful lives of property and equipment.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2011
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

NOTE 2 – Liquidity

At December 31, 2011, the Partnership’s liabilities exceeded assets by $16,437,526 and for the nine months ended December 31,  2011 earned  net income of $1,329,082 (including gain on sale of property of $2,268,822). However, the Partnership has working capital reserves of approximately $379,000 at December 31, 2011.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $132,000 for the nine months ended December 31,  2011.

As discussed in Note 3, partnership management fees of approximately $2,316,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

The mortgage notes payable balance of $23,513,350 and the accrued interest payable balance of $6,297,620 are of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such, has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of liquidity and financial condition of the Partnership.

NOTE 3 – Related Party Transactions

A)	Guarantees

The Partnership has Operating Deficit Guaranty Agreements with the Local Partnerships whereby the Local General Partners of such Local Partnerships and/or their affiliates agree to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of December 31, 2011 and 2010, Operating Deficit Guarantees aggregate approximately $123,000 for these periods. Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.  As of December 31, 2011 and 2010, there has been no funding under the Operating Deficit Guaranty Agreements.

B)	Related Party Expenses

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

The costs incurred to related parties from operations for the three and nine months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010 *	2011	2010 *

Partnership management fees (a)	$30,530	$72,425	$177,705	$221,925
Expense reimbursement (b)	61,978	12,925	126,603	90,476
Local administrative fee (c)	8,375	8,125	25,125	24,375

Total general and administrative-General Partners	100,883	93,475	329,433	336,776
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	34,396	42,631	115,367	114,940

Total general and administrative-related parties	$135,279	$136,106	$444,800	$451,716

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010 *	2011	2010 *

Local administrative fee (c)	$1,625	$1,625	$4,875	$4,875

Total general and administrative-General Partner	1,625	1,625	4,875	4,875

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	10,980	10,980	32,940	32,940

Total general and administrative-related parties	$12,605	$12,605	$37,815	$37,815

* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are accrued without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $2,316,000 and $2,138,000 were accrued and unpaid as of December 31, 2011 and March 31, 2011, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $127,000 and $65,000 were accrued and unpaid as of December 31, 2011 and March 31, 2011, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)
Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $195,000 and $224,000 were accrued and unpaid as of December 31, 2011 and March 31, 2011, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

As of December 31, 2011 and March 31, 2011, the Partnership owed the General Partner and its affiliates approximately $191,000 and $256,000, respectively for advances made by the General Partner and its affiliates to a Local Partnership.  These advances represent historical amounts loaned in conjunction with the initial capital contributions to the Local Partnerships.  Payments of these advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds. During the nine months ended December 31, 2011, approximately $65,000 was repaid out of the sales proceeds of one Local Partnership (see Note 5). The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them. As of December 31, 2011, the Partnership owed the General Partner and its affiliates approximately $3,000 for expenses paid on its behalf by the General Partner and its affiliates. The Partnership intends to repay this amount in the subsequent quarter.

C) Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	December 31,	March 31,
	2011	2011

Development fee payable	$1,091,118	$1,578,347
Construction costs payable	50,000	50,000
Operating advances	326,782	296,965
Management and other fees	9,324	23,114

	$1,477,224	$1,948,426

The amounts due to Local General Partners and affiliates from discontinued liabilities consist of the following:

	December 31,	March 31,
	2011	2011

Development fee payable	$2,270	$-

	$2,270	$-

Due from Local General Partners and affiliates from operating assets consists of the following:

	December 31,	March 31,
	2011	2011

Local general partner loan receivable	$508,891	$474,935

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
December 31, 2011
(Unaudited)

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

	At December 31, 2011		At March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes and accrued interest	$29,810,970	$13,222,070	$32,022,324	$13,190,132

Fair value for the mortgage notes has been estimated using Level 3 inputs.  Fair value for interest rate swaps has been estimated using Level 2 inputs.

At December 31, 2011, the fair value of the interest rate swap was an increase of the mortgage note liability and a corresponding charge to operations of approximately $76,000.

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

Fixed swap – notional amount	$3,050,000
Fixed rate	4.65%
Variable rate at December 31, 2011	3.75%
Termination date	September 1, 2015

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
December 31, 2011
(Unaudited)

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates
Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such unique obligations are not currently available.

NOTE 5 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all its investments.  It is anticipated that this process will continue to take a number of years.  During the nine months ended December 31, 2011, the Partnership sold its limited partnership interest in one Local Partnership. Through December 31, 2011, the Partnership’s limited partnership interest in two Local Partnerships and the property and the related assets and liabilities of one Local Partnership have been sold. In addition, as of December 31, 2011, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 6). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

On December 13, 2011, the Partnership sold its limited partnership interest in Sojourner Douglass, L.P (“Sojourner Douglass”) to an affiliate of the Local General Partner for a sales price of $212,500. The sale resulted in a gain of approximately $2,269,000 resulting from a disposition of a net deficiency in capital in the Local Partnership of approximately $2,056,000 and the $212,500 cash received from the sale. During the year ended March 31, 2011, in accordance with ASC 360, the Partnership deemed this property impaired and wrote it down to its fair value, which resulted in a loss on impairment of $17,000.

NOTE 6 – Assets Held for Sale

On August 29, 2011, New Zion Apartments Limited Partnership (“New Zion”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,450,000. The sale is expected to be consummated during the first quarter of 2012. As of December 31, 2011, New Zion had property and equipment, at cost, of approximately $2,791,000, accumulated depreciation of approximately $1,478,000 and mortgage debt of approximately $581,000. There can be no assurance of the timing of such sale or that the sale will be consummated.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

NOTE 7 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of December 31, 2011, Sojourner Douglass which was sold during the nine months ended December 31, 2011 and New Zion, which was classified as an asset held for sale, were classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2011, there were no assets classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	December 31,	March 31,
	2011	2011*

Assets
Property and equipment – less accumulated depreciation of $1,508,513 and $2,688,543, respectively	$1,359,012	$1,485,998
Cash and cash equivalents	68,316	130,320
Cash held in escrow	311,307	379,747
Deferred costs, net of accumulated amortization of $0 and $10,132, respectively	-	8,116
Other assets	19,068	21,131
Total assets	$1,757,703	$2,025,312

Liabilities
Mortgage notes payable	$580,941	$2,608,055
Accounts payable	9,810	55,941
Accrued interest payable	5,679	297,020
Security deposit payable	13,143	23,182
Due to Local general partners and affiliates	2,270	460,455
Due to general partners and affiliates	199,070	295,473
Total liabilities	$810,913	$3,740,126

* The balances as of March 31, 2011 above have been presented for comparative purposes and are not classified separately on the balance sheet as discontinued operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and nine months ended December 31, 2011, Sojourner Douglass, which was sold during the nine months ended December 31, 2011 and New Zion, which was classified as asset held for sale, were classified as discontinued operations in the consolidated financial statements.  For the three and nine months ended December 31, 2010, Sojourner Douglass and New Zion, in order to present comparable results to the three and the nine months ended December 31, 2011, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010* *	2011	2010*

Revenues

Rental income	$155,679	$197,564	$613,498	$604,801
Other	6,385	4,054	17,762	13,034

Total revenue	162,064	201,618	631,260	617,835

Expenses
General and administrative	60,879	63,345	192,906	212,235
General and administrative-related parties (Note 3)	12,605	12,605	37,815	37,815
Repairs and maintenance	14,680	38,184	88,191	93,437
Operating and other	27,527	31,040	83,045	87,206
Real estate taxes	3,670	4,291	11,208	11,819
Insurance	10,068	10,115	30,360	30,470
Interest	15,215	16,836	51,889	54,603
Depreciation and amortization	26,555	38,107	80,899	114,001

Total expenses	171,199	214,523	576,313	641,586

(Loss) income from discontinued operations	(9,135)	(12,905)	54,947	(23,751)

Gain on sale of property (Note 5)	2,268,822	-	2,268,822	-
Noncontrolling interest in loss (income) of subsidiaries from discontinued operations	3,777	(3,967)	(23,082)	(16,976)

Income (loss) from discontinued operations – Independence Tax Credit Plus IV	$2,263,464	$(16,872)	$2,300,687	$(40,727)

Income (loss) from discontinued operations – limited partners	$2,240,829	$(16,703)	$2,277,680	$(40,320)

Number of BACs outstanding	45,844	45,844	45,844	45,844

Income (loss) from discontinued operations per weighted average BAC	$48.88	$(0.36)	$49.68	$(0.88)

* Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

Cash Flows from Discontinued Operations:

	Nine Months Ended
	December 31,
	2011	2010*

Net cash provided by operating activities	$273,843	$13,102

Net cash (used in) provided by investing activities	$(277,967)	$17,068

Net cash used in financing activities	$(57,880)	$(47,325)

* Reclassified for comparative purposes.

NOTE 8 – Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

a)	Property Management Fees

The Local Partnerships have entered into management agreements with ten managing agents to manage the Partnership's eleven properties.  Of these, six managing agents are affiliates of the Local General Partner for six properties.  The base management fee percentage ranges between 5% and 10% of all rents collected, and the management agreement for one of the properties provides for a monthly payment of $2,024. Property management fees incurred by the Local Partnerships amounted to $84,097 and $85,539 and $261,092 and $251,966 for the three and nine months ended December 31, 2011 and 2010, respectively.  Of these fees, $45,376 and $53,611 and $148,307 and $147,880 were incurred to the Local General Partners for the three and nine months ended December 31, 2011 and 2010, respectively, which include $10,980 and $10,980 and $32,940 and $32,940 of fees relating to discontinued operations for the three and nine months ended December 31, 2011 and 2010, respectively.

b)	Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of real estate.  The Partnership can also be affected by poor economic conditions generally; however no more than 18% of the properties are located in any single state.  The properties are concentrated in New Jersey (18%), Kentucky (18%) and California (18%). There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of December 31, 2011,  there were three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval.  Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of net proceeds in fourteen Local Partnerships of which, as of December 31, 2011, approximately $151,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds.  During the nine months ended December 31, 2011, payments of approximately $641,000 were made to the Local Partnerships.  The Partnership does not anticipate acquiring additional properties. During the nine months ended December 31, 2011, the Partnership sold its limited partnership interest in one Local Partnership. Through December 31, 2011, the Partnership’s limited partnership interest in two Local Partnerships and the property and the related assets and liabilities of one Local Partnership have been sold. In addition, as of December 31, 2011, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 6 in Item 1).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves, exclusive of Local Partnerships’ working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership.  During the nine months ended December 31, 2011, and 2010, distributions from operations of the Local Partnerships amounted to approximately $17,000 and $2,000, respectively. In addition, during the nine months ended December 31, 2011 and 2010, distributions to the Partnership from sales proceeds amounted to approximately $213,000 and $0, respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

 For the nine months ended December 31, 2011, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $559,000.  This decrease was due to net cash  used in operating activities of approximately $2,000, acquisition of property and equipment of approximately $4,000, repayment of mortgage notes of approximately $321,000, net advances to local general partners and affiliates of approximately $429,000, increase in deferred costs of approximately $8,000 and distributions to noncontrolling interests of approximately $94,000, which exceeded  net proceeds from sale of property of approximately $213,000 and a decrease in cash held in escrow relating to investing activities of approximately $87,000.  Included in the adjustments to reconcile the net income to net cash used in operating activities is depreciation and amortization in the amount of approximately $662,000, gain on sale of property of approximately $2,269,000 and a change from interest rate swap of approximately $76,000.

Total expenses from operations for the three and nine months ended December 31, 2011, and 2010, excluding depreciation and amortization, interest, unrealized loss on interest rate swap and general and administrative-related parties, totaled $814,747 and $762,503 and $2,350,799 and $2,228,493, respectively.

Accounts payable totaled $397,853 and $443,014 as of December 31, 2011, and March 31, 2011, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Accounts payable from discontinued operations totaled $9,810 and $0 as of December 31, 2011 and March 31, 2011, respectively. Accrued interest payable as of December 31, 2011, and March 31, 2011 was $6,291,941 and $6,210,704, respectively.  Accrued interest payable represents the accrued interest on all mortgage notes, which include primary and secondary notes. Certain secondary notes have provisions such that interest is accrued but not payable until a future date. Accrued interest payable from discontinued operations totaled $5,679 and $0 as of December 31, 2011 and March 31, 2011, respectively. The Partnership anticipates the payment of accrued interest on the secondary notes (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

At December 31, 2011, the Partnership has approximately $379,000 in working capital reserves.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

The Partnership has Operating Deficit Guaranty Agreements with the Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates agree to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date.  As of December 31, 2011, and 2010, the gross amount of the Operating Deficit Guarantees aggregate approximately $123,000 for these periods.  As of December 31, 2011, and 2010, no amounts have been funded under the Operating Deficit Guaranty Agreements.  Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,316,000 and $2,138,000 were accrued and unpaid as of December 31, 2011, and March 31, 2011, respectively, and are included in the line item Due to general partners and affiliates in the condensed consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

Tabular Disclosure of Contractual Obligations

The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2011.

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

Results of Operations

The results of operations for the three and nine months ended December 31, 2011, and 2010, continued to be primarily in the form of rental income with corresponding operating expenses, depreciation and mortgage interest.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 6% and 5% for the three and nine months ended December 31, 2011, as compared to the corresponding periods in 2010, primarily due to an increase in tenant assistance payments at two Local Partnerships and an increase in occupancies at two other Local Partnerships.

Other income decreased approximately $69,000 and $67,000 for the three and nine months ended December 31, 2011, as compared to the corresponding periods in 2010, primarily due to a settlement received from a class action suit at one Local Partnership in the prior year and a decrease in other income at a second Local Partnership.

Total expenses, excluding repairs and maintenance, taxes, depreciation and amortization and unrealized loss on interest rate swap remained fairly consistent, with a decrease of approximately 3% and less than 1% for the three and nine months ended December 31, 2011 as compared to the corresponding periods in 2010.

Repairs and maintenance expense increased approximately $47,000 and $79,000 for the three and nine months ended December 31, 2011 as compared to the corresponding periods in 2010, primarily due to increases in painting, decorating and monitoring and protection service upgrades at one Local Partnership, an increase in repairs contract and materials at a second Local Partnership and an increase in appliance replacement and flooring at a third Local Partnership.

Taxes  increased approximately $19,000 and $24,000 for the three and nine months ended December 31, 2011 as compared to the corresponding periods in 2010, primarily due to the write off of excess PILOT tax expense accruals from previous years at one Local Partnership.

Depreciation and amortization decreased approximately $44,000 and $143,000 for the three and nine months ended December 31, 2011 as compared to the corresponding periods in 2010, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2011 at six Local Partnerships.

Unrealized loss on interest rate swap decreased for approximately $(2,000) and increased for $76,000 for the three and nine months ended December 31, 2011 as compared to the corresponding periods in 2010, primarily due to the change in fair value of the interest rate swap agreement at one Local Partnership.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended December 31, 2011, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	February 13, 2012		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	February 13, 2012		By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer