Form 10-K
period 2012-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2012-06-20
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17015

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Exact name of registrant as specified in its charter)

Delaware	13-3809869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Church Street, New York, New York	10007
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No   ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2011 was $(18,674,000), based on Limited Partner equity as of such date.

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

On July 6, 1995, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests").  The Partnership received $45,844,000 of gross proceeds from the Offering (the "Gross Proceeds") from 2,759 investors ("BACs holders"). The Offering was terminated on May 22, 1996.

The Partnership’s initial business was to invest in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit.  As of March 31, 2012, the Partnership had originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships of which approximately $151,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not intend to acquire interests in additional Local Partnerships, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.  The Partnership is currently invested in eleven Local Partnerships.  The Partnership’s investments in Local Partnerships represent from 98.99% to 99.89% interests except for one investment which is a 58.12% interest.  See Item 2, Properties, below.

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will take a number of years.  During the fiscal year ended March 31, 2012, the Partnership sold its limited partnership interest in one Local Partnership.  Through March 31, 2012, the Partnership has sold its limited partnership interest in two Local Partnerships and one Local Partnership has sold its property and the related assets and liabilities.  In addition, as of March 31, 2012, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities. Subsequently, the Partnership sold its limited partnership interest in another Local Partnership (see Note 10 in Item 8).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

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

One of the Partnership’s objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements during the 15-year period commencing at the beginning of the Credit Period (“Compliance Period”).  As of December 31, 2011, all the Local Partnerships had completed their Credit Periods, except for one Local Partnership which is expected to complete its Credit Period on December 31, 2012.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2017 with respect to the Properties depending upon when the Compliance Period commenced.

There can be no assurance that the Partnership will achieve its investment objectives, as described above, and it is unlikely that the Partnership will meet objectives 2 and 3, also as noted above.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership complies with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”).  Impairment of assets is a two-step process.  First, management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis.  If such estimates are below depreciated cost, Property investments themselves are reduced to estimated fair value (using a present value technique by estimating future cash flows and applying discount rates under the income approach).  During the year ended March 31, 2012, the Partnership did not record any loss on impairment of assets.  Through March 31, 2012, the Partnership has recorded approximately $27,947,000 as an aggregate loss on impairment of assets.

Sale of Local Partnership Interests

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will take a number of years.  During the fiscal year ended March 31, 2012, the Partnership sold its limited partnership interest in one Local Partnership.  Through March 31, 2012, the Partnership has sold its limited partnership interest in two Local Partnerships and one Local Partnership has sold its property and the related assets and liabilities of.  In addition, as of March 31, 2012, one Local Partnership has entered into an agreement to sell its property and related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interest in another Local Partnership (see Note 10 in Item 8).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  The gain on sale is included in discontinued operations.

On December 13, 2011, the Partnership sold its limited partnership interest in Sojourner Douglass, L.P (“Sojourner Douglass”) to an affiliate of the Local General Partner for a sales price of $212,500. The sale resulted in a gain of approximately $2,269,000 resulting from a disposition of a net deficiency in capital in the Local Partnership of approximately $2,056,000 and the $212,500 cash received from the sale, which was recorded during the quarter ended December 31, 2011.  An adjustment to the gain of approximately $43,000 was recorded during the quarter ended March 31, 2012, resulting in an overall gain of approximately $2,312,000.  During the year ended March 31, 2011, in accordance with ASC 360, the Partnership deemed this property impaired and wrote it down to its fair value, which resulted in a loss on impairment of $17,000.

Assets Held for Sale

On August 29, 2011, New Zion Apartments Limited Partnership (“New Zion”) entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,450,000. The sale is expected to be consummated during the second quarter of the calendar year 2012.  As of March 31, 2012, New Zion had property and equipment, at cost, of approximately $2,814,000, accumulated depreciation of approximately $1,478,000 and mortgage debt of approximately $562,000. There can be no assurance of the timing of such sale or that the sale will be consummated.

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

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Except for its interest in New Zion, the Partnership’s investment in each of the remaining eleven Local Partnerships represents 98.99% or 99.89% of the partnership interests in the Local Partnership.  The Partnership’s investment in New Zion represents 58.12% of the partnership interest in the subsidiary partnership (the other 41.86% limited partnership interest is owned by an affiliate of the Partnership, with the same management).  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the Local General Partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships in which it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”).  Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 15. Schedule III.

Local Partnership Schedule

Name and Location		Percentage of Units Occupied at May 1,
(Number of Units)	Date Acquired	2012	2011	2010	2009	2008

BX-8A Team Associates, L.P.
Bronx, NY (41)	October 1995	(b)	(b)	(b)	(b)	98%

Westminster Park Plaza
(a California Limited Partnership)
Los Angeles, CA (130)	June 1996	(a)	(a)	(a)	(a)	(a)

Fawcett Street Limited Partnership
Tacoma, WA (60)	June 1996	98%	98%	95%	95%	98%

Figueroa Senior Housing Limited Partnership
Los Angeles, CA (66)	November 1996	97%	96%	98%	98%	98%

NNPHI Senior Housing Limited Partnership
Los Angeles, CA (75)	December 1996	96%	82%	100%	100%	100%

Belmont/McBride Apartments Limited Partnership
Paterson, NJ (42)	January 1997	76%	74%	81%	95%	98%

Sojourner Douglass, L.P.
Paterson, NJ (20)	February 1997	(c)	85%	95%	100%	100%

New Zion Apartments Limited Partnership
Shreveport, LA (100)	October 1997	100%	94%	94%	98%	99%

Bakery Village Urban Renewal Associates, L.P.
Montclair, NJ (125)	December 1997	100%	98%	96%	96%	97%

Marlton Housing Partnership, L.P.
(a Pennsylvania limited partnership)
Philadelphia, PA (25)	May 1998	100%	100%	100%	88%	80%

GP Kaneohe Limited Partnership
Kaneohe, HI (44)	July 1999	98%	100%	100%	100%	100%

KSD Village Apartments, Phase II, Ltd.
Danville, KY (16)	July 1999	69%	88%	93%	88%	88%

Kanisa Apartments, Ltd.
Fayette County, KY (59)	October 1999	83%	95%	63%	81%	73%

Guymon Housing Partners, L.P.
Guymon, OK (92)	December 1999	86%	100%	96%	96%	99%

(a)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).
(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).
(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012 (see Note 10 in Item 8).

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2012, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000.  All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000.  Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner.  BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 25, 2012, the Partnership has 2,518 registered holders of an aggregate of 45,844 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

The Partnership has made no distributions to the BACs holders as of March 31, 2012.  There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.  However, the Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

•
In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership’s remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above.  At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships, of which approximately $151,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. During the year ended March 31, 2012, approximately $642,000 was paid to Local Partnerships.  The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.  For the fiscal year ended March 31, 2012, a net downward purchase price adjustment of $1,000 was made relating to one Local Partnership.

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will continue to take a number of years.  During the fiscal year ended March 31, 2012, the Partnership sold its limited partnership interest in one Local Partnership.  Through March 31, 2012, the Partnership has sold its limited partnership interest in two Local Partnerships and one Local Partnership has sold its property and the related assets and liabilities.  In addition, as of March 31, 2012, one Local Partnership has entered into an agreement to sell its property and related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interest in another Local Partnership (see Note 10 in Item 8). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves, exclusive of the Local Partnership working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership. During the years ended March 31, 2012 and 2011, distributions from operations of the Local Partnerships amounted to approximately $17,000 and $7,000, respectively.  During the years ended March 31, 2012 and 2011, the Partnership received approximately $213,000 and $0, respectively, in proceeds from the sale of its Local Partnership limited partnership interests.  In addition, during the years ended March 31, 2012 and 2011, refinancing proceeds amounted to approximately $0 and $518,000, respectively.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

For the year ended March 31, 2012, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $509,000.  This decrease was due to acquisition of property and equipment of approximately $48,000, repayment of mortgage notes of approximately $433,000, net advances to local general partners and affiliates of approximately $455,000 and distributions to noncontrolling interests of approximately $100,000, which exceeded net cash provided by operating activities of approximately $217,000, net proceeds from sale of property of approximately $213,000 and a decrease in cash held in escrow relating to investing activities of approximately $98,000.  Included in the adjustments to reconcile the net income to net cash provided by operating activities is depreciation and amortization in the amount of approximately $864,000, gain on sale of property of approximately $2,312,000 and a change in fair value of an interest rate swap of approximately $76,000.

Total expenses for the years ended March 31, 2012 and 2011, excluding depreciation and amortization, interest, general and administrative – related parties and change in fair value of an interest rate swap, totaled $3,188,691 and $2,988,678, respectively.

Accounts payable arising from operations totaled $375,336 and $443,014 as of March 31, 2012 and 2011, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  Accounts payable from discontinued operations totaled $9,017 and $0 as of March 31, 2012 and 2011, respectively.  Accrued interest payable arising from operations as of March 31, 2012 and 2011 was $6,316,039 and $6,210,704, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  Accrued interest payable from discontinued operations totaled $3,282 and $0, as of March 31, 2012 and 2011, respectively.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnerships) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

At March 31, 2012, there is approximately $312,000 in working capital reserves.  The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership’s ongoing operations for the foreseeable future not including fees owed to the General Partner.

On August 24, 2010, GP Kaneohe Limited Partnership (“Kaneohe”), a subsidiary partnership, entered into an interest rate swap agreement with a financial institution as a prerequisite for obtaining refinancing on its original mortgage note payable in the amount of $2,297,000.  The agreement provides a fixed rate of 4.65% that was exchanged for a floating rate of 3.75% on the notional amount of $3,050,000.  The swap contract became effective September 1, 2010 and terminates September 1, 2015.  The fair value of the interest rate swap agreement as of December 31, 2011 was approximately $76,000, for which it could be settled based on estimates obtained from the financial institution.  Counterparty risk represents the risk of loss from nonperformance by financial counterparties to a contract.  Interest rate swaps can result in exposure to credit risks in the event of default by a counterparty.  The current financial crisis affecting the global banking systems and financial markets has resulted in many financial institutions becoming less creditworthy or having diminished liquidity.  Thus, the Partnership could be exposed to an increased level of counterparty risk and could incur financial losses.

The Partnership negotiated Operating Deficit Guaranty Agreements with the Local Partnerships by which the general partners of such Local Partnerships and/or their affiliates agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date.  As of both March 31, 2012 and 2011, the gross amount of the Operating Deficit Guarantees aggregate approximately $123,000.  As of both March 31, 2012 and 2011, no amounts have been funded under the Operating Deficit Guaranty Agreements.  Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,388,000 and $2,138,000 were accrued and unpaid as of March 31, 2012 and 2011, respectively, and are included in the line item Due to general partner and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.

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

The Partnership’s liquidity considerations are discussed in Note 14 in Item 8.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.  The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.  As of December 31, 2011, the Credit Periods have expired for all properties, except for one Local Partnership, whose credit period will expire on December 31, 2012.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period, which is December 31, 2017, in order to avoid recapture of the Tax Credits.

Sale of Underlying Properties/Local Partnership Interests

For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 10 in Item 8.

Discontinued Operations

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Any dispositions would meet the criteria established for recognition as a discontinued operation under ASC 360, Property, Plant and Equipment (“ASC 360”), which specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity.  There is one asset classified as property and equipment-held for sale at March 31, 2012.

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

Property and Equipment/Valuation of Long-Lived Assets

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The determination of asset impairment is a two-step process.  First, management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis.  If such estimates are below depreciated cost, property investments are reduced to estimated fair value (using a present value technique by estimating future cash flows and applying discount rates under the income approach) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.  There is one asset classified as property and equipment-held for sale at March 31, 2012.

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

Fair value for the mortgage notes and accrued interest have been estimated using Level 3 inputs.  Fair value for the interest rate swap has been estimated using Level 2 inputs.  The carrying amount of accounts payable and other liabilities and other assets approximates fair value due to their short-term nature.  For further discussion, please see Note 3, Item 8.

Revenue Recognition

Rental income is earned under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. If rental payments are received in advance of the due date, revenue is deferred until earned.  Rental subsidies are recognized as rental income during the month in which they are earned.

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

Results of Operations

The majority of the Local Partnerships’ income continues to be in the form of rental income, with the corresponding expenses being divided among operations, depreciation and mortgage interest.  The following is a summary of the results of operations of the Partnership for the years ended March 31, 2012 and 2011, respectively, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 8, Note 12).

The net income (loss) for the years ended March 31, 2012 and 2011 totaled $924,997 and $(4,343,718), respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced.  Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years were recognized in the 11th through 13th years.  The Partnership generated $8,276 and $69,006 of Tax Credits during each of the 2011 and 2010 tax years, respectively.

2012 vs. 2011

Rental income increased approximately 8% for the year ended March 31, 2012 as compared to the corresponding period ended March 31, 2011, primarily due to adjustments to market rate rents at one Local Partnership, an increase in tenant assistance payments at a second Local Partnership, decreases in vacancies as well as rental rate increases at several other Local Partnerships.

Other income decreased approximately $127,000 for the year ended March 31, 2012 as compared to the corresponding period in 2011, primarily due to a settlement received from a class action suit at one Local Partnership in the prior year and an adjustment on accrued interest expense from a long term debt at a second Local Partnership in the prior year.

Total expenses, excluding general and administrative-related parties, repairs and maintenance, change in fair value of interest rate swap and  depreciation and amortization, remained fairly consistent with a decrease of less than 1% for the year ended March 31, 2012 as compared to the corresponding period ended March 31, 2011.

General and administrative-related parties expenses increased approximately $229,000 for the year ended March 31, 2012 as compared to the corresponding period in 2011, primarily due to an increase in supervisory and incentive management fees at one Local Partnership and local administrative fees at a second Local Partnership.

Repairs and maintenance expense increased approximately $104,000 for the year ended March 31, 2012 as compared to the corresponding period in 2011, primarily due to an increase in painting and decorating costs, power washing, caulking, plumbing and electrical repairs at one Local Partnership, an increase in carpentry and plumbing costs at a second Local Partnership, partially offset by decreases in HVAC repairs at a third Local Partnership and a decrease in repair materials and contracts at a fourth Local Partnership.

 Change in fair value of interest rate swap increased approximately $76,000 for the year ended March 31, 2012 as compared to the corresponding period in 2011, primarily due to the change in fair value of the interest rate swap agreement at one Local Partnership.

Depreciation and amortization decreased approximately $190,000 for the year ended March 31, 2012 as compared to the corresponding period in 2011, primarily due to the reduction in carrying amounts relating to impairment of assets.

Loss on impairment of fixed assets amounted to approximately $0 and $2,904,000 for the years ended March 31, 2012 and 2011, respectively.  At March 31, 2012 and 2011, cumulative impairment loss was approximately $27,947,000. See Note 4 in Item 8 for detailed discussion on impairments.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Reports of Independent Registered Public Accounting Firms	13

	Consolidated Balance Sheets at March 31, 2012 and 2011	24

	Consolidated Statements of Operations for the Years Ended March 31, 2012 and 2011	25

	Consolidated Statements of Changes in Partners’ Deficit for the Years Ended March 31, 2012 and 2011	26

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2012 and 2011	27

	Notes to Consolidated Financial Statements	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Independence Tax Credit Plus L.P. IV and Subsidiaries

We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) and Subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the years in the two-year period ended March 31, 2012.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the consolidated financial statements of five subsidiary partnerships, whose losses aggregated $382,469 and $1,320,070 for the years ended March 31, 2012 and 2011, respectively, and whose assets constituted 55% and 53% of consolidated assets at March 31, 2012 and 2011, respectively.  Those financial  statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
June 20, 2012

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
Figueroa Senior Housing Limited Partnership
Los Angeles, California

I have audited the balance sheet of Figueroa Senior Housing Limited Partnership, at December 31, 2011, and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended. These financial statements are the responsibility of Figueroa Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership on December 31, 2011, and the results of its operations and its cash-flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford R. Benn, CPA
February 27, 2012
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

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
NNPHI Senior Housing Limited Partnership
Los Angeles, California

I have audited the balance sheet of NNPH1 Senior Housing Limited Partnership, at December 31, 2011, and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended. These financial statements are the responsibility of NNPHI Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing Limited Partnership on December 31, 2011, and the results of its operations and its cash-flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford Benn, CPA
February 27, 2012
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
February 25, 2011
Carson, California

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New Zion Apartments Limited Partnership

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, as of December 31, 2011, and the related statements of operations, partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in note 1 to the financial statements, the Partnership’s financial statements have been prepared on the basis of accounting and reporting practices prescribed by the U.S. Department of Housing and Urban Development (HUD). These prescribed practices are a comprehensive basis of accounting other than accounting principles accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership as of December 31, 2011, and the results of its operations, the changes in partners’ equity (deficit), and cash flows for the year then ended, in conformity with the basis of accounting discussed in note 1.

In accordance with Government Auditing Standards, we have also issued a report, dated February 14, 2012 on our consideration of New Zion Apartments Limited Partnership’s internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated February 14, 2012, on New Zion Apartments Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters applicable with certain transactions for certain nonmajor HUD-assisted programs. Those reports are an integral part of an audit in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The accompanying supplemental information on pages 24 through 36 is presented for purposes of additional analysis as required by the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland                                                                                     Taxpayer Identification Number:
February 14, 2012                                                                                       52-1088612

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

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying balance sheet of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2011, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2011, and the results of its operations, the changes in its partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP, P.C.
Baltimore, Maryland
February 24, 2012

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
Baltimore, Maryland
March 7, 2011

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Marlton Housing Partnership, L.P.

We have audited the accompanying balance sheet of Marlton Housing Partnership, L.P. as of December 31, 2011, and the related statements of operations, changes in partners’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlton Housing Partnership, L.P. as of December 31, 2011, and the results of its operations, the change in partners’ deficit and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP
Baltimore, Maryland
February 28, 2012

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

/s/ REZNICK GROUP
Baltimore, Maryland
March 15, 2011

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011

ASSETS

Operating assets
Property and equipment, at cost, less accumulated depreciation (Notes 2, 4 and 7)	$12,793,411	$14,995,942
Cash and cash equivalents (Notes 2, 3 and 13)	793,022	1,402,683
Cash held in escrow (Notes 2, 3 and 5)	1,565,843	2,005,507
Deferred costs – less accumulated amortization (Notes 2 and 6)	398,033	446,127
Due from local general partners and affiliates	522,314	474,935
Other assets	392,931	397,837

Total operating assets	16,465,554	19,723,031

Assets from discontinued operations (Note 12)
Property and equipment held for sale, net of accumulated depreciation (Note 4)	1,381,810	-
Net assets held for sale	411,857	-
Total assets from discontinued operations	1,793,667	-

Total assets	$18,259,221	$19,723,031

LIABILITIES AND PARTNERS’ DEFICIT

Operating liabilities
Mortgage notes payable (Notes 3 and 7)	$22,839,106	$25,811,620
Accounts payable and other liabilities	375,336	443,014
Accrued interest	6,316,039	6,210,704
Security deposits payable	299,493	299,570
Interest rate swap	76,000	-
Due to local general partners and affiliates (Note 8)	1,582,351	1,948,426
Due to general partner and affiliates (Note 8)	2,782,529	2,682,152

Total operating liabilities	34,270,854	37,395,486

Liabilities from discontinued operations (Note 12)
Mortgage notes payable of assets held for sale	562,445	-
Net liabilities held for sale	228,155	-
Total liabilities from discontinued operations	790,600	-

Total liabilities	35,061,454	37,395,486

Commitments and contingencies (Notes 8 and 13)

Partners’ deficit
Limited partners (100,000 BACs authorized; 45,844 issued and outstanding) (Note 1)	(17,112,707)	(18,028,454)
General partners	(579,507)	(588,757)

Independence Tax Credit Plus L.P. IV total	(17,692,214)	(18,617,211)

Noncontrolling interests (Note 2)	889,981	944,756

Total partners’ deficit	(16,802,233)	(17,672,455)

Total liabilities and partners’ deficit	$18,259,221	$19,723,031

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31
	2012	2011*
Operations:
Revenues
Rental income	$4,488,171	$4,162,219
Other (Note 2)	105,337	232,329

Total revenues	4,593,508	4,394,548

Expenses
General and administrative	1,324,609	1,279,469
General and administrative-related parties (Note 8)	826,701	598,194
Repairs and maintenance	825,951	722,134
Operating and other	720,411	672,255
Real estate taxes	138,863	135,808
Insurance	178,857	179,012
Interest	1,130,653	1,229,942
Change in fair value of interest rate swap (Note 3)	76,000	-
Depreciation and amortization	782,479	972,500
Loss on impairment of assets	-	2,903,567

Total expenses	6,004,524	8,692,881

Loss from operations	(1,411,016)	(4,298,333)
Income (loss) from discontinued operations	2,381,140	(39,030)

Net income (loss)	970,124	(4,337,363)

Net loss attributable to noncontrolling interests from operations	2,624	18,458
Net income attributable to noncontrolling interests from discontinued operations	(47,751)	(24,813)

Net income attributable to noncontrolling interests	(45,127)	(6,355)

Net income (loss) attributable to Independence Tax Credit Plus L.P. IV	$924,997	$(4,343,718)

Loss from operations – limited partners	$(1,394,308)	$(4,237,076)
Income (loss) from discontinued operations (including gain on sale of property) – limited partners	2,310,055	(63,205)

Net income (loss) – limited partners	$915,747	$(4,300,281)

Number of BACs outstanding	45,844	45,844

Loss from operations- limited partners per weighted average BAC	$(30.41)	$(92.42)
Income (loss) from discontinued operations- limited partners per weighted average BAC	50.39	(1.38)

Net income (loss)- limited partners per weighted average BAC	$19.98	$(93.80)

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
YEARS ENDED MARCH 31, 2012 and 2011

		Limited	General	Noncontrolling
	Total	Partners	Partners	Interests

Partners' deficit – April 1, 2010	$(13,005,061)	$(13,728,173)	$(545,320)	$1,268,432

Net (loss) income	(4,337,363)	(4,300,281)	(43,437)	6,355

Distributions	(330,031)	-	-	(330,031)

Partners' deficit – March 31, 2011	(17,672,455)	(18,028,454)	(588,757)	944,756

Net income	970,124	915,747	9,250	45,127

Distributions	(99,902)	-	-	(99,902)

Partners' deficit – March 31, 2012	$(16,802,233)	$(17,112,707)	$(579,507)	$889,981

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
	2012	2011

Cash flows from operating activities:
Net income (loss)	$970,124	$(4,337,363)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of property	(2,312,341)	-
Depreciation and amortization	863,525	1,126,511
Loss on impairment of assets	-	2,920,932
Interest rate swap	76,000	-
Changes in operating assets and liabilities:
Decrease in accounts payable	(36,363)	(111,572)
Increase (decrease) in security deposit payable	23,343	(9,367)
Increase (decrease) in accrued interest payable	424,580	(264,133)
(Increase) decrease in cash held in escrow	(9,984)	102,116
Increase in other assets	(24,810)	(29,576)
Increase in due from general partner and affiliates	(47,379)	(59,018)
Decrease in due to local general partners and affiliates	(5,601)	(29,708)
Increase in due to general partner and affiliates	295,447	212,068

Total adjustments	(753,583)	3,858,253

Net cash provided by (used in) operating activities	216,541	(479,110)

Cash flows from investing activities:
Proceeds from sale of property	212,500	-
Acquisition of property and equipment	(48,223)	(70,259)
Decrease (increase) in cash held in escrow	97,872	(53,740)
Net (advances) repayments to local general partners and affiliates	(455,256)	217,581

Net cash (used in) provided by investing activities	(193,107)	93,582

Cash flows from financing activities:
Principal payments of mortgage notes	(432,717)	(1,941,493)
Net Proceeds from refinance	-	3,050,000
Decrease (increase) in deferred costs	36	(166,636)
Distributions to noncontrolling interests	(99,902)	(330,031)

Net cash (used in) provided by financing activities	(532,583)	611,840

Net (decrease) increase in cash and cash equivalents	(509,149)	226,312
Cash and cash equivalents at beginning of year	1,402,683	1,176,371
Cash and cash equivalents at end of year *	$893,534	$1,402,683

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$711,551	$1,385,516

* Cash and cash equivalents at end of year includes cash and cash equivalents from discontinued operations of $100,512 and $0, respectively.

Summarized below are the components of the gain on sale of property:
Proceeds from sale of property – net	$(212,500)	$-
Property and equipment, net of accumulated depreciation	46,091	-
Deferred costs	7,386	-
Other assets	19,169	-
Cash held in escrow	50,978	-
Accounts payable and other liabilities	(22,298)	-
Mortgage payable	(1,977,352)	-
Accrued interest	(315,963)	-
Due to local general partners and affiliates	101,951
Security deposits	(9,803)	-

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

NOTE 1 – General

Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) (the “Partnership”) was organized on February 22, 1995.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”).  Centerline Holding Company (“Centerline”) is the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the managing member of the General Partner.  For information on Centerline see its Form 10-K filed with the SEC on March 29, 2012 and subsequently amended on April 18, 2012.

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and its subsidiary partnerships for the years ended March 31, 2012 and 2011, respectively, in which the Partnership is a limited partner.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships (the “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), income attributable to noncontrolling interests amounted to approximately $45,000 and $6,000 for the years ended March 31, 2012 and 2011, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

d)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods.  Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The determination of asset impairment is a two-step process.  First, management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis.  If such estimates are below depreciated cost, management estimates fair value (using a present value technique by estimating future cash flows and applying discount rates under the income approach). The property is considered to be impaired when the depreciated cost exceeds estimated fair value.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  There is one asset classified as property and equipment-held for sale at March 31, 2012.

e)  Revenue Recognition

Rental income is earned under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases.  Rental payments received in advance of the due date are deferred until earned.  Rental subsidies are recognized as rental income during the month in which they earned.

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

The Partnership has no material liability for unrecognized tax benefits and no material change to the beginning partners’ capital of the Partnership.  As of and during the year ended March 31, 2012, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties.

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

Income tax returns for the year prior to 2008 are no longer subject to examination by tax authorities.

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

Accounts Payable and Other Liabilities
The carrying amounts approximate fair value due to their short-term nature.

Mortgage Notes Payable, Accrued Interest and Interest Rate Swap Agreement
The Partnership has categorized the fair value of financial assets and liabilities based upon the fair value hierarchy specified by ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  This standard provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

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

	At March 31, 2012		At March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes and accrued interest	$29,720,872	$13,194,441	$32,022,324	$13,190,132

Fair value for the mortgage notes and accrued interest have been estimated using Level 3 inputs.  Fair value for the interest rate swap has been estimated using Level 2 inputs.

At March 31, 2012, the total fair value of the interest rate swap was a reduction of the mortgage note liability of approximately $76,000.

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
MARCH 31, 2012 and 2011

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates

Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such obligations is not currently available.

NOTE 4 – Property and Equipment

The components of property and equipment from operations and their estimated useful lives are as follows:

	March 31,		Estimated
			Useful Lives
	2012	2011	(Years)

Land	$1,836,795	$2,003,490	-
Building and improvements	31,771,476	35,641,565	27.5-40
Furniture and fixtures	1,279,033	1,391,910	3-10
	34,887,304	39,036,965

Less: Accumulated depreciation	(22,093,893)	(24,041,023)

	$12,793,411	$14,995,942

Depreciation expense for the years ended March 31, 2012 and 2011 amounted to $742,501 and $938,201, respectively. During the year ended March 31, 2012, there was a decrease in accumulated depreciation on dispositions in the amount of $2,689,630.

The components of property and equipment from discontinued operations and their estimated useful lives are as follows:

	March 31,		Estimated
			Useful Lives
	2012	2011	(Years)

Land	$22,699	$-	-
Building and improvements	2,784,590	-	27.5
Furniture and fixtures	83,578	-	7
	2,890,867	-

Less: Accumulated depreciation	(1,509,057)	-

	$1,381,810	$-

Depreciation expenses for the discontinued property and equipment for the years ended March 31, 2012 and 2011 amounted to $80,352 and $153,281, respectively.  During the year ended March 31, 2012, there was a decrease in accumulated depreciation on dispositions and impairments in the amount of $1,260,925.

Impairments

During the years ended March 31, 2012 and 2011, the Partnership performed a fair value analysis on all of its investments.  Impairment of assets is a two-step process.  First, management estimated amounts recoverable through future operations and sale of the Property on an undiscounted basis.  If such estimates were below depreciated cost, management estimated the fair value (using a present value technique by estimating future cash flows and applying discount rates under the income approach). Each Local Partnership must continue to comply with its Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left of the remaining investments.  A net operating income projection was prepared to calculate a residual value at the end of the 5-year period.  Based on this analysis, the Partnership deemed no properties impaired for the year ended March 31, 2012. For the year ended March 31, 2011, the Partnership deemed the properties of the below Local Partnerships impaired and wrote them down to their estimated fair value, which resulted in $2,920,932 of losses on impairment. Impairment on the properties were measured using Level 3 inputs.

Significant unobservable inputs were used in the fair value measurement for the year ended March 31, 2011.   The Partnership estimated cash flows derived from a net operating income model for a period which extended through the year 2015, which is the estimated disposition date of all subsidiaries. The Partnership estimated a 3% growth rate in revenues, less vacancies and concessions and expenses in the calculation of expected cash flows. These cash flows were present valued using an estimated discount rate of 8.5%, which was based upon the time value of money, risk free interest rate premiums and the Partnership’s own credit risk. In 2015, the Partnership estimated a future selling price, less disposition costs, and applied an estimated capitalization rate ranging from 7.0%-8.0%. These capitalization rates were based upon the various geographical areas in which the subsidiaries were located.  Any significant increases or decreases in the unobservable inputs, with the exception of the risk-free interest rate, would result in significantly higher or lower fair value measurements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

Impairments from operations recorded for the year ended March 31, 2011 were as follows:

Belmont/McBride Apartments Limited Partnership	$1,159,000
Kanisa Apartments, Ltd.	517,441
KSD Village Apartments, Phase II, Ltd.	324,000
Marlton Housing Partnership, L.P.	3,126
NNPHI Senior Housing Limited Partnership	900,000

$2,903,567

Impairments from discontinued operations recorded for the year ended March 31, 2011 were as follows:

Sojourner Douglass, L.P.	$17,365

$17,365

NOTE 5 – Cash Held in Escrow

Cash held in escrow from operations consists of the following:

	March 31,
	2012	2011

Purchase price payments*	$123,250	$338,250
Real estate taxes, insurance and other	249,274	364,769
Reserve for replacements	887,466	1,030,909
Tenant security deposits	305,853	271,579

	$1,565,843	$2,005,507

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

Cash held in escrow from discontinued operations consists of the following:
	March 31,
	2012	2011

Real estate taxes, insurance and other	$63,417	$-
Reserve for replacements	219,396	-
Tenant security deposits	17,985	-

	$300,798	$-

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

	March 31,
	2012	2011	Period

Financing costs	$1,033,278	$1,051,526	2 through 45 years
Other deferred costs	153,522	153,522
	1,186,800	1,205,048
Less: Accumulated amortization	(788,767)	(758,921)

	$398,033	$446,127

Amortization expense for the years ended March 31, 2012 and 2011 amounted to $39,978 and $34,299, respectively.

Amortization expense from discontinued operations for the years ended March 31, 2012 and 2011 amounted to $694 and $730, respectively.  During the year ended March 31, 2012, there was a decrease in deferred costs and accumulated amortization of $18,248 and $10,826, respectively, related to discontinued operations.

NOTE 7 – Mortgage Notes Payable

The mortgage loans from operations are payable in aggregate monthly installments of approximately $140,000 including principal and interest with rates varying from 0% to 8.46% per annum and have maturity dates ranging from 2014 through 2051.  The mortgage loans from discontinued operations are payable in aggregate monthly installments of approximately $9,000 including principal and interest at the rate of 7% per annum through the year 2018.  The loans are collateralized by the land and buildings of the subsidiary partnerships and the assignment of certain subsidiary partnerships’ rents and leases, and are without further recourse.  Certain obligations are guaranteed by affiliates of the general partner.

Annual principal payments on the permanent debt requirements for mortgage notes payable from operations for each of the next five calendar years and thereafter are as follows:

Year Ending December 31,	Amount

2012	$374,389
2013	397,289
2014	1,065,515
2015	1,559,393
2016	453,740
Thereafter	18,988,780

$22,839,106

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

Annual principal payments on the permanent debt requirements for mortgage notes payable from discontinued operations for each of the next five calendar years and thereafter are as follows:

Year Ending December 31,	Amount

2012	$73,177
2013	78,466
2014	84,139
2015	90,221
2016	96,743
Thereafter	139,699

$562,445

Accrued interest payable from operations amounted to approximately $6,316,000 and $6,211,000 as of March 31, 2012 and 2011, respectively. Accrued interest payable from discontinued operations as of March 31, 2012 and 2011 was approximately $3,000 and $0, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnership or through assumption by the buyer upon sale of the Partnership’s interest in the respective Local Partnership.  In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The mortgage agreements generally require monthly deposits to replacement reserves. Monthly deposits of approximately $15,000 from operations and approximately $2,000 from discontinued operations were made to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

NOTE 8 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner, the Local General Partners and their respective affiliates receive their pro-rata share of profits, losses and tax credits.

A)  Guarantees

The Partnership negotiated Operating Deficit Guaranty Agreements with the Local Partnerships whereby the Local General Partners of such Local Partnerships and/or their affiliates agreed to fund operating deficits for a specified period of time.  The terms of the Operating Deficit Guaranty Agreements vary for each of these Local Partnerships, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date.  As of March 31, 2012 and 2011, Operating Deficit Guarantees aggregate approximately $123,000 for these years.  Amounts funded under such agreements will be treated as non-interest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.  As of March 31, 2012 and 2011, there has been no funding under the Operating Deficit Guaranty Agreements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

B)  Related Party Expenses

Expenses incurred to related parties from operations for the years ended March 31, 2012 and 2011 were as follows:

	Years Ended March 31,
	2012	2011 *

Partnership management fees (a)	$249,455	$291,925
Expense reimbursement (b)	162,877	122,788
Local administrative fees (c)	95,500	33,500
Total general and administrative - General Partner	507,832	448,213

Property management fees incurred to affiliates of the
subsidiary partnerships’ general partners	318,869	149,981
Total general and administrative-related parties	$826,701	$598,194

* Reclassifed for comparative purposes.

Expenses incurred to related parties from discontinued operations for the years ended March 31, 2012 and 2011 were as follows:

	Years Ended March 31,
	2012	2011 *

Local administrative fees (c)	$6,500	$6,500

Total general and administrative – General Partner	6,500	6,500

Property management fees incurred to affiliates of
the subsidiary partnerships’ general partners	43,920	43,920

Total general and administrative-related parties	$50,420	$50,420

* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership.  Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are accrued without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $2,388,000 and $2,138,000 were accrued and unpaid as of March 31, 2012 and 2011, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf.  The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership.  These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $127,000 and $65,000 were accrued and unpaid as of March 31, 2012 and 2011, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $272,000 and $223,000 were accrued and unpaid as of March 31, 2012 and 2011, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of March 31, 2012 and 2011, the Partnership owed the General Partner and its affiliates approximately $191,000 and $256,000, respectively, for advances made by the General Partner and its affiliates to a Local Partnership.  These advances represent historical amounts loaned in conjunction with the initial capital contributions to the Local Partnerships.  Payments of these advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  During the year ended March 31, 2012, approximately $65,000 was repaid out of the sale proceeds of one Local Partnership.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

C)  Due to/from Local General Partners and Affiliates

Due to Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2012	2011

Development fee payable	$1,091,118	$1,578,347
Construction costs payable	50,000	50,000
Operating advances	430,987	296,965
Management and other fees	10,246	23,114

	$1,582,351	$1,948,426

The amounts due to Local General Partners and affiliates from discontinued liabilities consist of the following:

	March 31,
	2012	2012

Management and other fees	$7,169	$-

Due from Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2012	2012

Local general partner loan receivable	$522,314	$474,935

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

NOTE 9 – Taxable Net Loss

A reconciliation of the consolidated financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

	Years Ended March 31,
	2012	2011

Net income (loss) attributable to Independence Tax Credit Plus L.P. IV	$924,997	$(4,343,718)

Differences between depreciation and amortization expense records for financial reporting purposes and income tax purposes	(1,525,019)	(975,690)

Differences resulting from Partnership having a different fiscal year for tax and financial reporting purposes	(3,806)	92,022

Tax exempt interest income	(20)	(19)

Differences between gain on sale of property for financial reporting purposes and gain on sale for income tax purposes	(2,029,931)	-

Provision for loss on impairment	-	2,920,932

Other, including accruals for financial reporting purposes not deductible for tax purposes until paid	104,219	(60,630)

Net loss per income tax return	$(2,529,560)	$(2,367,103)

NOTE 10 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will take a number of years.  During the fiscal year ended March 31, 2012, the Partnership sold its limited partnership interest in one Local Partnership.  Through March 31, 2012, the Partnership has sold its limited partnership interest in two Local Partnerships and one Local Partnership has sold its property and the related assets and liabilities.  In addition, as of March 31, 2012, one Local Partnership has entered into an agreement to sell its property and related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interest in another Local Partnership. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  The gain on sale is included in discontinued operations.

On December 13, 2011, the Partnership sold its limited partnership interest in Sojourner Douglass, L.P (“Sojourner Douglass”) to an affiliate of the Local General Partner for a sales price of $212,500. The sale resulted in a gain of approximately $2,269,000 resulting from a disposition of a net deficiency in capital in the Local Partnership of approximately $2,056,000 and the $212,500 cash received from the sale, which was recorded during the quarter ended December 31, 2011.  An adjustment to the gain of approximately $43,000 was recorded during the quarter ended March 31, 2012, resulting in an overall gain of approximately $2,312,000.  During the year ended March 31, 2011, in accordance with ASC 360, the Partnership deemed this property impaired and wrote it down to its fair value, which resulted in a loss on impairment of $17,000.

Subsequently, on June 11, 2012, the Partnership sold its limited partnership interest in Marlton Housing Partnership, L.P. (“Marlton”) to an affiliate of the Local General Partner for a sales price of $1. The sale will result in a gain of approximately $2,149,000, resulting from the write-off of the deficit basis in the Local Partnership of approximately the same amount, which will be recognized on the Partnership’s Form 10-Q for the quarter ending June 30, 2012.

NOTE 11 – Assets Held for Sale

On August 29, 2011, New Zion Apartments Limited Partnership (“New Zion”) entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,450,000.  The sale is expected to be consummated during the second quarter of the calendar year 2012.  As of March 31, 2012, New Zion had property and equipment, at cost, of approximately $2,814,000, accumulated depreciation of approximately $1,478,000 and mortgage debt of approximately $562,000. There can be no assurance of the timing of such sale or that the sale will be consummated.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

NOTE 12 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of March 31, 2012, Sojourner Douglass, which was sold during the year ended March 31, 2012 and New Zion, which was classified as an asset held for sale, were classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2011, there were no assets classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	March 31,	March 31,
	2012	2011 *

Assets

Property and equipment – less accumulated depreciation of $1,509,057 and
$2,688,543, respectively	$1,381,810	$1,485,998
Cash and cash equivalents	100,512	130,320
Cash held in escrow	300,798	379,747
Deferred costs, net of accumulated amortization of $0 and $10,132, respectively	-	8,116
Other assets	10,547	21,131
Total assets	$1,793,667	$2,025,312

Liabilities
Mortgage notes payable	$562,445	$2,608,055
Accounts payable	9,017	55,941
Accrued interest payable	3,282	297,020
Security deposit payable	13,617	23,182
Due to local general partners and affiliates	7,169	460,455
Due to general partners and affiliates	195,070	295,473
Total liabilities	$790,600	$3,740,126

*	The balances as of March 31, 2011 above have been presented for comparative purposes and are not classified separately on the balance sheet as discontinued operations.

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 31, 2012, Sojourner Douglass, which was sold during the year ended March 31, 2012 and New Zion, which was classified as an asset held for sale, were classified as discontinued operations in the consolidated financial statements.  For the year ended March 31, 2011, Sojourner Douglass and New Zion, in order to present comparable results to the year ended March 31, 2012, were classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2012	2011*

Revenues

Rental income	$778,225	$786,416
Other (Note 2)	15,824	24,386

Total revenues	794,049	810,802

Expenses
General and administrative	261,276	283,204
General and administrative-related parties (Note 8)	50,420	50,420
Repairs and maintenance	110,512	100,130
Operating and other	110,431	121,251
Taxes	14,347	14,225
Insurance	34,122	40,586
Interest	63,096	68,640
Depreciation and amortization	81,046	154,011
Loss on Impairment	-	17,365

Total expenses	725,250	849,832

Income (loss)- limited partners from discontinued operations	$68,799	$(39,030)

Gain on sale of property	2,312,341	-
Noncontrolling interest in income of subsidiaries from discontinued operations	(47,751)	(24,813)

Income (loss) from discontinued operation – Independence Tax Credit Plus LP IV	$2,333,389	$(63,843)

Income (loss) – limited partners from discontinued operations	$2,310,055	$(63,205)

Number of BACs outstanding	45,844	45,844

Income (loss)- limited partners from discontinued operations per BAC	$50.39	$(1.38)

* Reclassified for comparative purposes.

Cash flows from discontinued operations:

	Years Ended March 31,
	2012	2011*

Net cash provided by operating activities	$416,128	$106,810

Net cash (used in) provided by investing activities	$(370,292)	$19,856

Net cash used in financing activities	$(75,644)	$(63,661)

* Reclassified for comparative purposes.

NOTE 13 – Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At March 31, 2012, there were no uninsured cash and cash equivalents.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 and 2011

b)  Leases

Certain subsidiary partnerships have land lease arrangements whereby they are obligated to pay $1 per annum through June 2054.

c)  Property Management Fees

The Local Partnerships have entered into management agreements with ten managing agents to manage the Partnership's eleven properties.  Of these, six managing agents are affiliates of the Local General Partner for six properties.  The base management fee percentage ranges between 4% and 10% of all rents collected, and the management agreement for one of the properties provides for a monthly payment of $2,024. Property management fees incurred by the Local Partnerships amounted to $467,200 and $292,210 for the years ended March 31, 2012 and 2011, respectively.  Of these fees $362,789 and $193,901 were incurred to the Local General Partners for the years ended March 31, 2012 and 2011, respectively, which include $43,920 and $43,920 of fees relating to discontinued operations for the years ended March 31, 2012 and 2011, respectively.

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced.  The Credit Period generally runs for ten years from the date it commenced with respect to each eligible Property.  Because of the time required for the acquisition, completion and rent-up of Properties, as expected, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years were recognized in the 11th through 13th years.  The Partnership generated $8,276 and $69,006 of Tax Credits during each of the 2011 and 2010 tax years, respectively.  As of December 31, 2011, all the Local Partnerships had completed their Credit Periods, except for one Local Partnership, which is expected to complete its Credit Period on December 31, 2012.  The Compliance Periods will continue to expire through December 31, 2016 with respect to the remaining properties depending on when the Compliance Period commenced.

NOTE 14 – Liquidity

At March 31, 2012, the Partnership’s liabilities exceeded assets by $16,802,233 and for the year ended March 31, 2012, the Partnership recognized a net income of $970,124 (including gain on sale of property of $2,312,341).  However, the Partnership has working capital reserves of approximately $312,000 at March 31, 2012.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $169,000 for the year ended March 31, 2012.

As discussed in Note 8, partnership management fees of approximately $2,388,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

The mortgage payable balance of $23,401,551 and the accrued interest payable balance of $6,319,321 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such, has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of liquidity and financial condition of the Partnership.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C, the general partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)           Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2012.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2012, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

(c)           Changes in Internal Controls over Financial Reporting.  During the period ended March 31, 2012, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ROBERT A. PACE, 39, is the Chief Financial Officer of RILLC and a Director of Centerline.  Mr. Pace oversees the accounting operations of the General Partner, and is also responsible for overseeing the accounting operations of Centerline’s Affordable Housing Group.  Mr. Pace joined Centerline’s predecessor in January of 2003 as an Assistant Controller.  Prior to joining Centerline’s predecessor, Mr. Pace worked for KPMG in the financial services real estate group as an audit manager.  He received a Bachelor of Science Degree from Wagner College in 1994 and is a Certified Public Accountant.

ROBERT L. LEVY, 46, is the President and Chief Executive Officer of RILLC and is also a managing trustee and President and Chief Operating Officer of Centerline.  Mr. Levy was appointed as Chief Financial Officer of Centerline from November 2006 to May 2012 and was appointed its President and Chief Operating Officer in April 2010.  He directs the day-to-day operations of Centerline and is also responsible for overseeing all of Centerline’s business and operations. Mr. Levy joined Centerline in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, he was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at the Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Master’s in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

General Partnership Interest in the Partnership	Related Independence L.L.C. 100 Church Street New York, NY 10007	$1,000 capital contribution – directly owned	100%

Independence SLP IV L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in the Local Partnerships. See Note 8 in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any officer of the General Partner beneficially owns any Limited Partnership Interests or BACs.  The following table sets forth the number of BACs beneficially owned as of May 25, 2012 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each executive officer of the General Partner of RILLC and (iii) the directors and executive officers of the general partner of RILLC as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

	Amount and Nature of
Name of Beneficial Owner (1)	Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	2,868.06	(2)	6.3%
J. Michael Fried	2,868.06	(2) (3)	6.3%
Alan P. Hirmes	2,868.06	(2) (3)	6.3%
Stuart J. Boesky	2,868.06	(2) (3)	6.3%
Stephen M. Ross	2,868.06	(2) (3)	6.3%
Marc D. Schnitzer	2,868.06	(2) (3)	6.3%
Robert L. Levy	-		-
Robert A. Pace	-		-

All executive officers of the general partner of the Related
General Partner as a group (two persons)	-		-

(1)	The address for each of the persons in the table is 100 Church Street, New York, New York 10007.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees by Friedman LLP for professional services rendered for the audit of the Partnership’s annual consolidated financial statements for the years ended March 31, 2012 and 2011 and for the reviews of the financial information included in the Partnership’s quarterly reports on Form 10-Q for those years were $84,000 and $85,500, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
		Sequential Page

(a) 1.	Financial Statements

	Reports of Independent Registered Public Accounting Firms	13

	Consolidated Balance Sheets at March 31, 2012 and 2011	24

	Consolidated Statements of Operations for the years ended March 31, 2012 and 2011	25

	Consolidated Statements of Changes in Partners’ Deficit for the years ended March 31, 2012 and 2011	26

	Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011	27

	Notes to Consolidated Financial Statements	28

(a) 2.	Condensed Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm on Supplementary Information	48

	Schedule I - Condensed Financial Information of Registrant	49

	Schedule III - Real Estate and Accumulated Depreciation	52

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV as adopted on February 22, 1995*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. IV as filed on February 22, 1995*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. IV and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	45

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	June 20, 2012		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	June 20, 2012		By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert A. Pace Robert A. Pace	Chief Financial Officer and Principal Accounting Officer of Related Independence L.L.C.	June 20, 2012

/s/ Robert L. Levy Robert L. Levy	President (Chief Executive Officer) of Related Independence L.L.C.	June 20, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To the Partners
Independence Tax Credit Plus L.P. IV and Subsidiaries

Under date of June 20, 2012, we reported on the basic consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the years in the two-year period ended March 31, 2012.

In connection with our audits of the basic aforementioned consolidated financial statements, we have also audited supporting Schedule I as of March 31, 2012 and 2011 and for the years ended March 31, 2012 and 2011, and Schedule III as of March 31, 2012 and for the years ended March 31, 2012 and 2011.  These supporting schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these condensed schedules based on our audits.  In our opinion, these condensed schedules present fairly, when read in conjunction with the basic consolidated financial statements, the financial data required to be set forth therein.

/s/ Friedman LLP

New York, New York
June 20, 2012

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

Condensed financial information of registrant (not including consolidated subsidiary partnerships)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2012	2011

Cash and cash equivalents	$339,640	$807,853
Investment in subsidiary partnerships	-	-
Cash held in escrow	123,250	338,250
Other assets	1,163,471	585,759

Total assets	$1,626,361	$1,731,862

LIABILITIES AND PARTNERS' DEFICIT

Due to general partner and affiliates	$2,514,387	$2,203,053
Other liabilities	70,809	72,723

Total liabilities	2,585,196	2,275,776

Partners’ deficit	(958,835)	(543,914)

Total liabilities and partners’ deficit	$1,626,361	$1,731,862

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2012	2011

Revenues

Other income	$400	$1,193

Expenses

Administrative and management	169,398	130,394
Administrative and management-related parties	412,332	414,713

Total expenses	581,730	545,107

Loss from operations	(581,330)	(543,914)

Gain on sale of investments in subsidiary partnerships	166,409	-

Equity in loss of subsidiary partnerships	-	-

Net loss	$(414,921)	$(543,914)

                  See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT
(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2012	2011

Cash flows from operating activities:

Net loss	$(414,921)	$(543,914)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

(Increase) decrease in other assets	(577,712)	511,304
Increase in due to general partner and affiliates	311,334	268,614
Decrease in other liabilities	(1,914)	(4,527)

Net cash (used in) provided by operating activities	(683,213)	231,477

Cash flows from investing activities:

Decrease in cash held in escrow	215,000	2,596

Net (decrease) increase in cash and cash equivalents	(468,213)	234,073

Cash and cash equivalents, beginning of year	807,853	573,780

Cash and cash equivalents, end of year	$339,640	$807,853

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
SCHEDULE III
CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2012

	Initial Cost to Partnership				Gross Amount at which Carried at Close of Period

				Cost							Life on which
				Capitalized							Depreciation in
				Subsequent to					Year of		Latest Income
			Buildings and	Acquisition:		Buildings and		Accumulated	Construction/	Date	Statements is
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation*	Renovation	Acquired	Computed

Apartment Complexes

Fawcett Street Limited Partnership
Tacoma, WA	1,727,572	390,654	4,247,465	(2,211,819)	396,383	2,029,917	2,426,300	$2,181,297	1996-97	June 1996	27.5 years
Figueroa Senior Housing Limited Partnership
Los Angeles, CA	2,936,414	279,000	4,978,250	(653,107)	291,377	4,312,766	4,604,143	2,718,250	1996-97	Nov. 1996	27.5 years
NNPHI Senior Housing Limited Partnership
Los Angeles, CA	3,849,110	709,657	6,135,419	(3,017,368)	715,387	3,112,321	3,827,708	2,919,597	1996-97	Dec. 1996	27.5 years
Belmont/McBride Apartments Limited Partnership
Paterson, NJ	2,561,248	154,934	5,627,693	(945,038)	182,633	4,654,956	4,837,589	3,595,853	1997-98	Jan. 1997	27.5 years
Sojourner Douglass, L.P. (a)
Paterson, NJ	-	141,297	2,573,950	(2,715,247)	-	-	-	-	1997-98	Feb. 1997	27.5 years
New Zion Apartments Limited Partnership
Shreveport, LA (b)	562,445	20,000	2,688,770	182,097	22,699	2,868,168	2,890,867	1,509,057	1997-98	Oct. 1997	27.5 years
Bakery Village Urban Renewal Associates, L.P.
Montclair, NJ	3,785,984	50,000	14,912,416	(5,084,899)	52,699	9,824,818	9,877,517	5,410,616	1997-98	Dec. 1997	27.5 years
Marlton Housing Partnership, L.P.
Philadelphia, PA	1,849,000	2,648	1,547,121	(1,394,966)	4,355	150,448	154,803	104,470	1998-99	May-98	27.5 years
GP Kaneohe Limited Partnership
Kaneohe, HI	2,989,700	-	3,306,828	135,933	613	3,442,148	3,442,761	1,197,479	1999-00	Jul-99	7-40 years
KSD Village Apartments, Phase II Ltd.
Danville, KY	321,236	-	887,539	(281,632)	612	605,295	605,907	329,554	1999-00	Jul-99	10-40 years
Kanisa Apartments Ltd.
Fayette County, KY	1,344,721	106,592	4,846,543	(3,590,350)	107,205	1,255,580	1,362,785	1,288,530	1998-99	Oct. 1999	5-40 years
Guymon Housing Partners, L.P.
Guymon, OK	1,474,121	84,918	4,238,907	(576,034)	85,531	3,662,260	3,747,791	2,348,247	1998-99	Oct. 1999	27.5 years
Less: discontinued operations and dispositions (a)(b)	(562,445)	(161,297)	(5,262,720)	2,533,150	(22,699)	(2,868,168)	(2,890,867)	(1,509,057)

	$22,839,106	$1,778,403	$50,728,181	$(17,619,280)	$1,836,795	$33,050,509	$34,887,304	$22,093,893

(a)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012.
(b)	The property was classified as an asset held for sale at March 31, 2012.
*	Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership at the date of acquisition.

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
SCHEDULE III
CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2012
(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2012	2011	2012	2011

Balance at beginning of year	$39,036,965	$41,887,638	$24,041,023	$22,949,541
(Adjustment to) additions during year:
Land, building and improvements	48,223	70,259	-	-
Discontinuted operations, dispositions and impairments	(4,197,884)	(2,920,932)	(2,769,983)	-
Depreciation expense	-	-	822,853	1,091,482
Balance at close of year	$34,887,304	$39,036,965	$22,093,893	$24,041,023

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.