Form 10-Q
period 2012-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2012-08-07
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2012	2012
ASSETS	(Unaudited)	(Audited)

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $22,173,392 and $22,093,893, respectively)	$12,559,109	$12,793,411
Cash and cash equivalents	802,770	793,022
Cash held in escrow	1,567,024	1,565,843
Deferred costs (net of accumulated amortization of $671,392 and $788,767, respectively)	374,600	398,033
Due from local general partners and affiliates (Note 2)	527,530	522,314
Other assets	349,281	392,931

Total operating assets	16,180,314	16,465,554

Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $1,509,675 and $1,509,057, respectively	1,381,192	1,381,810
Net assets held for sale	364,229	411,857
Total assets from discontinued operations	1,745,421	1,793,667

Total assets	$17,925,735	$18,259,221

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating liabilities
Mortgage notes payable	$20,915,023	$22,839,106
Accounts payable	399,662	375,336
Accrued interest payable	6,051,196	6,316,039
Security deposits payable	321,767	299,493
Interest rate swap (Note 3)	77,000	76,000
Due to local general partners and affiliates (Note 2)	1,420,733	1,582,351
Due to general partners and affiliates (Note 2)	2,899,599	2,782,529

Total operating liabilities	32,084,980	34,270,854

Liabilities from discontinued operations (Note 6)

Mortgage notes payable of assets held for sale	546,207	562,445
Net liabilities held for sale	228,241	228,155
Total liabilities from discontinued operations	774,448	790,600

Total liabilities	32,859,428	35,061,454

Commitments and contingencies (Note 7)

Partners’ capital (deficit)

Limited partners (45,844 BACs issued and outstanding)	(15,198,552)	(17,112,707)
General partners	(560,172)	(579,507)

Independence Tax Credit Plus L.P. IV total	(15,758,724)	(17,692,214)

Noncontrolling interests	825,031	889,981

Total partners’ capital (deficit)	(14,933,693)	(16,802,233)

Total liabilities and partners’ capital (deficit)	$17,925,735	$18,259,221

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011 *

Revenues
Rental income	$1,108,280	$1,071,289
Other	27,073	20,638

Total revenues	1,135,353	1,091,927

Expenses
General and administrative	320,671	306,208
General and administrative-related parties (Note 2)	153,017	149,154
Repairs and maintenance	171,100	183,617
Operating and other	181,236	171,128
Real estate taxes	33,317	31,900
Insurance	41,392	41,418
Interest	271,290	279,028
Change in fair value of interest rate swap (Note 3)	1,000	32,234
Depreciation and amortization	193,909	188,969

Total expenses from operations	1,366,932	1,383,656

Loss from operations	(231,579)	(291,729)
Income (loss) from discontinued operations (including gain on sale of property) (Note 6)	2,190,196	(32,423)

Net income (loss)	1,958,617	(324,152)

Net loss attributable to noncontrolling interests from operations	389	180
Net income attributable to noncontrolling interests from discontinued operations	(25,516)	(81)

Net (income) loss attributable to noncontrolling interests	(25,127)	99

Net income (loss) attributable to Independence Tax Credit Plus L.P. IV	$1,933,490	$(324,053)

Loss from operations – limited partners	(228,878)	(288,633)
Income (loss) from discontinued operations – limited partners	2,143,033	(32,179)

Net income (loss) – limited partners	$1,914,155	$(320,812)

Number of BACs outstanding	45,844	45,844

Loss from operations per weighted average BAC	$(4.99)	$(6.30)
Income (loss) from discontinued operations per weighted average BAC	46.74	(0.70)

Net income (loss) per weighted average BAC	$41.75	$(7.00)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Capital (Deficit)
(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ capital (deficit) – April 1, 2012	$(16,802,233)	$(17,112,707)	$(579,507)	$889,981

Net income	1,958,617	1,914,155	19,335	25,127

Distributions	(90,077)	-	-	(90,077)

Partners’ capital (deficit) – June 30, 2012	$(14,933,693)	$(15,198,552)	$(560,172)	$825,031

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$1,958,617	$(324,152)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	195,128	217,361
Gain on sale of property	(2,125,079)	-
Change in fair value of rate swap	1,000	32,234
Changes in assets and liabilities:
Increase in cash held in escrow	(136,750)	(71,098)
Decrease (increase) in other assets	16,245	(67,983)
Increase in accounts payable	30,807	87,682
Increase in accrued interest payable	105,955	73,016
Increase (decrease) in security deposit payable	31,969	(5,565)
Increase in due from general partner and affiliates	(5,216)	(9,000)
Increase in due to local general partners and affiliates	(145)	4,380
Increase in due to general partner and affiliates	114,120	41,987

Total adjustments	(1,771,966)	303,014

Net cash provided by (used in) operating activities	186,651	(21,138)

Cash flows from investing activities:
Decrease (increase) in cash held in escrow	70,633	(26,099)
Net repayments to local general partners and affiliates	(131,111)	(23,597)

Net cash used in investing activities	(60,478)	(49,696)

Cash flows from financing activities:
Repayments of mortgage notes	(91,321)	(74,015)
Increase in deferred costs	(600)	-
Distributions to noncontrolling interests	(90,077)	(77,653)

Net cash used in financing activities	(181,998)	(151,668)

Net decrease in cash and cash equivalents	(55,825)	(222,502)
Cash and cash equivalents at beginning of period	893,534	1,402,683
Cash and cash equivalents at end of period*	$837,709	$1,180,181

Summarized below are the components of the gain on sale of property:
Property and equipment, net of accumulated depreciation	$49,715	$-
Deferred costs	14,112	-
Other assets	18,963	-
Cash held in escrow	55,433	-
Accounts payable	4,171	-
Mortgage payable	(1,849,000)	-
Accrued interest	(370,798)	-
Security deposits	(9,475)	-
Due to local general partners and affiliates	(38,200)	-

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $34,939 and $0, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 1 – General

The consolidated financial statements, as of June 30, 2012, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and eleven other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  Some of the Properties may also be eligible for the historic rehabilitation tax credits.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the manager of the general partner of the General Partner.  For information on Centerline’s audited balance sheet for the most recent fiscal year, see http://sec.gov. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

In accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC 810”), (income) loss attributable to noncontrolling interests amounted to approximately $(25,000) and $100 for the three months ended June 30, 2012 and 2011, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2012.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2012, the results of its operations and its cash flows for the three months ended June 30,  2012 and 2011.  However, the operating results and cash flows for the three months ended June 30, 2012 may not be indicative of the results for the entire year.

New Accounting Pronouncements Not Yet Adopted

As of June 30, 2012, the Partnership has adopted all accounting pronouncement affecting the Partnership.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 – Related Party Transactions

A)	Related Party Expenses

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three months ended June 30, 2012 and 2011 were as follows:

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011 *

Partnership management fees (a)	$69,575	$73,675
Expense reimbursement (b)	36,274	32,313
Local administrative fee (c)	10,000	8,375

Total general and administrative-General Partners	115,849	114,363
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	37,168	34,791

Total general and administrative-related parties	$153,017	$149,154

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended
	June 30,
	2012	2011 *

Local administrative fee (c)	$1,000	$1,625

Total general and administrative-General Partner	1,000	1,625

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	16,452	14,233

Total general and administrative-related parties	$17,452	$15,858

* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $2,457,000 and $2,388,000 were accrued and unpaid as of June 30, 2012 and March 31, 2012, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $163,000 and $127,000 were accrued and unpaid as of June 30, 2012 and March 31, 2012, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)
Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $281,000 and $272,000 were accrued and unpaid as of June 30, 2012 and March 31, 2012, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of June 30, 2012 and March 31, 2012, the Partnership owed the General Partner and its affiliates approximately $191,000 and $191,000, respectively for advances made by the General Partner and its affiliates to a Local Partnership.  These advances represent historical amounts loaned in conjunction with the initial capital contributions to the Local Partnerships.  Payments of these advances have been deferred and may be paid out of operating reserves or refinancing and sales proceeds.  The General Partner does not intend to demand payment of the deferred advances beyond the Partnership’s ability pay them.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

B) Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	June 30,	March 31,
	2012	2012

Development fee payable	$1,089,868	$1,091,118
Construction costs payable	50,000	50,000
Operating advances	269,378	430,987
Management and other fees	11,487	10,246

	$1,420,733	$1,582,351

The amounts due to Local General Partners and affiliates from discontinued liabilities consist of the following:

	June 30,	March 31,
	2012	2012

Management and other fees	$5,783	$7,169

Due from Local General Partners and affiliates from operating assets consists of the following:

	June 30,	March 31,
	2012	2012

Local general partner loan receivable	$527,530	$522,314

NOTE 3– Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, Investments Available-for-Sale and Cash Held in Escrow

The carrying amount approximates fair value.

Mortgage Notes Payable

The Partnership adopted FASB ASC 820 – “Fair Value Measurements” for financial assets and liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  This standard provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

As permitted, the Partnership chose not to elect the fair value option as prescribed by ASC 825 – “Financial Instruments” – Including an Amendment of ASC 320 – “Investments – Debt and Equity Securities”, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, the Partnership did not elect to fair value any additional items under ASC 825.

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

	At June 30, 2012		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount*	Fair Value

LIABILITIES:
Mortgage notes	$21,461,230	$12,719,912	$23,401,551	$13,194,441

* Reclassified for comparative purpose.

For the mortgage notes, fair value is estimated using Level 3 inputs and calculated using present value cash flow models based on a discount rate.  It was determined that the Tender Option Bond market, through which these bonds have been securitized in the past, continued to see a dramatic slowdown with limited liquidity and significantly reduced transaction levels.  To assist in valuing these notes, the Partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business.  The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying property partnerships, which held the mortgage notes, to determine what discount rates to utilize.

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

Fixed swap – notional amount	$3,050,000
Fixed rate	4.65%
Variable rate at March 31, 2012	3.75%
Termination date	September 1, 2015

Fair value for the interest rate swap is estimated using Level 2 inputs.  At June 30, 2012, the fair value of the interest rate swap was a reduction of the mortgage note liability of approximately $1,000.

Pursuant to ASC Topic 815-10, Derivative Instruments (“ASC 815-10”), derivative instruments not meeting the criteria for hedge accounting (or for which an entity elects not to apply hedge accounting to the derivative in the event that the criteria are met) are recorded at fair value with any change in fair value reflected in the statement of operations in the period of change.

NOTE 4 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will continue to take a number of years.  During the three months ended June 30, 2012, the Partnership sold its limited partnership interest in one Local Partnership. Through June 30, 2012, the Partnership sold its limited partnership interest in three Local Partnerships and the property and the related assets and liabilities of one Local Partnership have been sold. In addition, as of June 30, 2012, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 5). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

On June 11, 2012, the Partnership sold its limited partnership interest in Marlton Housing Partnership, L.P (“Marlton”) to an affiliate of the Local General Partner for a sales price of $1. The sale resulted in a gain of approximately $2,125,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended June 30, 2012.

NOTE 5 – Assets Held for Sale

On August 29, 2011, New Zion Apartments Limited Partnership (“New Zion”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,450,000.  The sale is expected to be consummated during the third quarter of 2012.  As of June 30, 2012, New Zion had property and equipment, at cost, of approximately $2,814,000, accumulated depreciation of approximately $1,478,000 and mortgage debt of approximately $546,000.  There can be no assurance of the timing of such sale or that the sale will be consummated.

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of June 30, 2012, New Zion, which was classified as an asset held for sale, was classified as a discontinued operation on the consolidated balance sheets.  As of March 31, 2012, Sojourner Douglass which was sold during the year ended March 31, 2012 and New Zion, which was classified as an asset held for sale, were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	June 30,	March 31,
	2012	2012

Assets
Property and equipment – less accumulated depreciation of $1,509,675 and $1,509,057, respectively	$1,381,192	$1,381,810
Cash and cash equivalents	34,939	100,512
Cash held in escrow	310,301	300,798
Other assets	18,989	10,547
Total assets	$1,745,421	$1,793,667

Liabilities
Mortgage notes payable	$546,207	$562,445
Accounts payable	13,219	9,017
Accrued interest payable	3,282	3,282
Security deposit payable	13,837	13,617
Due to Local general partners and affiliates	5,783	7,169
Due to general partners and affiliates	192,120	195,070
Total liabilities	$774,448	$790,600

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three months ended June 30, 2012, Marlton, which was sold during the period and New Zion, which was classified as asset held for sale, were classified as discontinued operations in the consolidated financial statements.  For the three months ended June 30, 2011, Marlton, New Zion and Sojourner Douglass (which was sold during the year ended March 31, 2012), in order to present comparable results to the three months ended June 30, 2012, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Three Months Ended
	June 30,
	2012	2011 *

Revenues

Rental income	$209,421	$214,691
Other	6,398	4,530
Gain on sale of property (Note 4)	2,125,079	-

Total revenue	2,340,898	219,221

Expenses
General and administrative	56,211	82,947
General and administrative-related parties (Note 2)	17,452	15,858
Repairs and maintenance	25,297	41,122
Operating and other	21,323	41,627
Real estate taxes	4,064	5,925
Insurance	6,813	12,017
Interest	18,323	23,755
Depreciation and amortization	1,219	28,393

Total expenses	150,702	251,644

Income (loss) from discontinued operations	2,190,196	(32,423)

Noncontrolling interest in income of subsidiaries from discontinued operations	(25,516)	(81)

Income (loss) from discontinued operations – Independence Tax Credit Plus IV	$2,164,680	$(32,504)

Income (loss) from discontinued operations – limited partners	$2,143,033	$(32,179)

Number of BACs outstanding	45,844	45,844

Income (loss) from discontinued operations per weighted average BAC	$46.74	$(0.70)

* Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Cash Flows from Discontinued Operations:

	Three Months Ended
	June 30,
	2012	2011 *

Net cash used in operating activities	$(21,905)	$(99,223)

Net cash (used in) provided by investing activities	$(32,285)	$20,518

Net cash used in financing activities	$(30,350)	$(16,461)

* Reclassified for comparative purposes.

NOTE 7 – Commitments and Contingencies

a) Going Concern Consideration

At June 30, 2012, the Partnership’s liabilities exceeded assets by $14,933,693 and for the three months ended June 30, 2012, had net income of $ 1,958,617, including gain on sale of properties of $2,125,079.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $2,457,000  will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage payable balance of $21,461,230 and the accrued interest payable balance of $6,054,478 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of the Partnership.

The Partnership has working capital reserves of approximately $313,000 at June 30, 2012.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $30,000 for the three months ended June 30, 2012.

Management believes the above mitigating factors enable the Partnership to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).

c) Leases

Certain subsidiary partnerships have land lease arrangements whereby they are obligated to pay $1 per annum through June 2054.

d) Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of limited partnership of the Local Partnerships and/or the U.S. Department of Housing and Urban Development.

e) Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $80,132 and $72,039 for the three months ended June 30, 2012 and 2011, respectively.  Of these fees, $53,620 and $49,024 were incurred to the Local General Partners for the three months ended June 30, 2012 and 2011, respectively, which include $16,452 and $14,233 of fees relating to discontinued operations for the three months ended June 30, 2012 and 2011, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

f) Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of real estate.  The Partnership can also be affected by poor economic conditions generally; however no more than (20%) of the properties are located in any single state.  There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval.  Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced (generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants). Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years were recognized in the 11th through 13th years.  As of December 31, 2011, all the Local Partnerships had completed their Credit Periods, except for one Local Partnership which is expected to complete its Credit Period on December 31, 2012.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2017 with respect to the Properties depending upon when the Compliance Period commenced.

g) Subsequent Events

We evaluated all subsequent events from the date of the balance sheet through the issuance date of this report and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships of which, approximately $151,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow). The Partnership is currently in the process of developing a plan to dispose of all its investments.  During the three months ended June 30, 2012, the Partnership sold its limited partnership interest in one Local Partnership. Through June 30, 2012, the Partnership sold its limited partnership interests in three Local Partnerships and the property and the related assets and liabilities of one Local Partnership have been sold. In addition, as of June 30, 2012, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 5 in Item 1).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership.  During the three months ended June 30, 2012, and 2011, distributions from operations of the Local Partnerships amounted to approximately $12,000 and $15,000, respectively. In addition, during the three months ended June 30, 2012 and 2011, distributions to the Partnership from sales proceeds amounted to approximately $1 and $0, respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the three months ended June 30, 2012, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $56,000.  This decrease was due to repayment of mortgage notes ($91,000), net repayments to local general partners and affiliates ($131,000), increase in deferred costs ($1,000) and distributions to noncontrolling interests ($90,000), which exceeded a decrease in cash held in escrow relating to investing activities ($71,000) and net cash provided by operating activities ($187,000).  Included in the adjustments to reconcile the net income to net cash provided in operating activities is depreciation and amortization in the amount of approximately $195,000, gain on sale of property of approximately $2,125,000 and a change from interest rate swap of approximately $1,000.

Total expenses from operations for the three months ended June 30, 2012, and 2011, excluding depreciation and amortization, interest, unrealized loss on interest rate swap and general and administrative-related parties, totaled $747,716 and $734,271, respectively.

Accounts payable from operations as of June 30, 2012 and March 31, 2012 were $399,662 and $375,336, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accounts payable from discontinued operations totaled $13,219 and $9,017 as of June 30, 2012 and March 31, 2012, respectively.  Accrued interest payable from operations as of June 30, 2012 and March 31, 2011 was $6,051,196 and $6,316,039, respectively.  Accrued interest payable from discontinued operations totaled $3,282 and $3,282 as of June 30, 2012 and March 31, 2011, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, and the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

The Partnership has an unconsolidated working capital reserve of approximately $313,000 at June 30, 2012.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,457,000 and $2,388,000 were accrued and unpaid as of June 30, 2012, and March 31, 2012, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

All other payables are expected to be paid, if at all, from working capital reserves.  See Note 2 in Item 1 for further discussion of amounts due to the General Partner and its affiliates.  The General Partner does not anticipate making any future advances of operating funds to any of the Local Partnerships in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in that particular Local Partnership.  The Partnership’s ability to continue its operations would not be affected.

Based on the foregoing, the Partnership’s going concern consideration is mitigated by factors as discussed in Note 7a in Item 1.

Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of any existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before expiration of the Compliance Period.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy.  The Partnership had originally invested the proceeds of its Offering in 14 Local Partnerships, all of which had their Tax Credits fully in place during the Credit Periods.  As of December 31, 2011, all the Local Partnerships had completed their Credit Periods, except for one Local Partnership which is expected to complete its Credit Period on December 31, 2012.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2017 with respect to the Properties depending upon when the Compliance Period commenced.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, Investments Available-for-Sale and Cash Held in Escrow

The carrying amount approximates fair value.

Mortgage Notes Payable

The Partnership adopted FASB ASC 820 – “Fair Value Measurements” for financial assets and liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  This standard provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

As permitted, the Partnership chose not to elect the fair value option as prescribed by ASC 825 – “Financial Instruments” – Including an Amendment of ASC 320 – “Investments – Debt and Equity Securities”, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, the Partnership did not elect to fair value any additional items under ASC 825.

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

	At June 30, 2012		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount*	Fair Value

LIABILITIES:
Mortgage notes	$21,461,230	$12,719,912	$23,401,551	$13,194,441

* Reclassified for comparative purpose.

For the mortgage notes, fair value is estimated using Level 3 inputs and calculated using present value cash flow models based on a discount rate.  It was determined that the Tender Option Bond market, through which these bonds have been securitized in the past, continued to see a dramatic slowdown with limited liquidity and significantly reduced transaction levels.  To assist in valuing these notes, the Partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business.  The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying property partnerships, which held the mortgage notes, to determine what discount rates to utilize.

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

Fixed swap – notional amount	$3,050,000
Fixed rate	4.65%
Variable rate at March 31, 2012	3.75%
Termination date	September 1, 2015

Fair value for the interest rate swap is estimated using Level 2 inputs.  At June 30, 2012, the fair value of the interest rate swap was a reduction of the mortgage note liability of approximately $1,000.

Pursuant to ASC Topic 815-10, Derivative Instruments (“ASC 815-10”), derivative instruments not meeting the criteria for hedge accounting (or for which an entity elects not to apply hedge accounting to the derivative in the event that the criteria are met) are recorded at fair value with any change in fair value reflected in the statement of operations in the period of change.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The following is a summary of certain accounting estimates considered critical by the Partnership.  The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2012.

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods.  Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with ASC 360, Property, Plant and Equipment.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time, Property investments themselves are reduced to estimated fair value (generally using the direct capitalization method) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There is one asset classified as property and equipment-held for sale as of June 30, 2012 (see Note 6).

During the three months ended June 30, 2012, the Partnership has not recorded any loss on impairment of assets.  Through June 30, 2012, the Partnership has recorded approximately $27,947,000 as an aggregate loss on impairment of property.

Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by Property due to the terms of the tenant leases.  Rental income is recognized when earned and charged to tenants’ accounts receivable if not received by the due date.  Rental payments received in advance of the due date are deferred until earned.  Rental subsidies are recognized as rental income during the month in which it is earned.

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

Results of Operations

The results of operations for the three months ended June 30, 2012 and 2011, consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 3% for the three months ended June 30, 2012, as compared to the corresponding period in 2011, primarily due to an increase in occupancies and rental rates at two Local Partnerships.

Total expenses, excluding unrealized loss on interest rate swap remained fairly consistent, with an increase of approximately 1% for the three months ended June 30, 2012 as compared to the corresponding period in 2011.

Change in fair value of interest rate swap decreased by approximately $(32,000) for the three months ended June 30, 2012 as compared to the corresponding period in 2011, primarily due to the change in fair value of the interest rate swap agreement at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended June 30, 2012, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults upon Senior Securities. – None

Item 4.	Mine Safety Disclsoures. – None

Item 5.
Other Information. – On July 16, 2012, the Partnership dismissed its independent registered public accounting firm, Friedman LLP, and on July 20, 2012 engaged Raich Ende Malter & Co. LLP  as the Partnership’s new independent registered public accounting firm.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	August 7, 2012		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	August 7, 2012		By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer