Form 10-Q
period 2012-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2012-11-13
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $22,358,596 and $22,093,893, respectively)	$12,195,731	$12,793,411
Cash and cash equivalents	1,437,990	793,022
Cash held in escrow	1,558,944	1,565,843
Deferred costs (net of accumulated amortization of $680,713 and $788,767, respectively)	365,279	398,033
Due from local general partners and affiliates (Note 2)	479,553	522,314
Other assets	342,047	392,931

Total operating assets	16,379,544	16,465,554

Assets from discontinued operations (Note 5)
Property and equipment held for sale, net of accumulated depreciation of $0 and $1,509,057, respectively	-	1,381,810
Net assets held for sale	324,718	411,857
Total assets from discontinued operations	324,718	1,793,667

Total assets	$16,704,262	$18,259,221

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating liabilities
Mortgage notes payable	$20,786,777	$22,839,106
Accounts payable	309,785	375,336
Accrued interest payable	6,039,259	6,316,039
Security deposits payable	296,958	299,493
Interest rate swap (Note 3)	77,000	76,000
Due to local general partners and affiliates (Note 2)	1,436,233	1,582,351
Due to general partners and affiliates (Note 2)	3,050,474	2,782,529

Total operating liabilities	31,996,486	34,270,854

Liabilities from discontinued operations (Note 5)

Mortgage notes payable of assets held for sale	-	562,445
Net liabilities held for sale	42,818	228,155
Total liabilities from discontinued operations	42,818	790,600

Total liabilities	32,039,304	35,061,454

Commitments and contingencies (Note 6)

Partners’ capital (deficit)

Limited partners (45,844 BACs issued and outstanding)	(15,029,678)	(17,112,707)
General partners	(558,466)	(579,507)

Independence Tax Credit Plus L.P. IV total	(15,588,144)	(17,692,214)

Noncontrolling interests	253,102	889,981

Total partners’ capital (deficit)	(15,335,042)	(16,802,233)

Total liabilities and partners’ capital (deficit)	$16,704,262	$18,259,221

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011 *	2012	2011 *

Revenues
Rental income	$1,138,186	$1,094,726	$2,246,466	$2,166,015
Other	11,829	19,474	38,902	42,991

Total revenues	1,150,015	1,114,200	2,285,368	2,209,006

Expenses
General and administrative	295,780	280,385	616,451	589,473
General and administrative-related parties (Note 2)	188,574	152,858	341,591	302,012
Repairs and maintenance	167,888	199,012	338,988	382,629
Operating and other	168,140	171,280	349,376	342,408
Real estate taxes	30,575	29,008	63,892	60,907
Insurance	42,319	50,733	83,711	92,151
Interest	273,378	320,411	544,668	599,439
Change in fair value of interest rate swap (Note 3)	-	45,367	1,000	77,601
Depreciation and amortization	193,907	196,133	387,816	385,102

Total expenses from operations	1,360,561	1,445,187	2,727,493	2,831,722

Loss from operations	(210,546)	(330,987)	(442,125)	(622,716)
Income (loss) from discontinued operations (including gain on sale of properties) (Note 5)	817,497	28,268	3,007,693	(4,155)

Net income (loss)	606,951	(302,719)	2,565,568	(626,871)

Net (income) loss attributable to noncontrolling interests from operations	(78)	935	311	1,115
Net income attributable to noncontrolling interests from discontinued operations	(436,293)	(26,436)	(461,809)	(26,517)

Net income attributable to noncontrolling interests	(436,371)	(25,501)	(461,498)	(25,402)

Net income (loss) attributable to Independence Tax Credit Plus L.P. IV	$170,580	$(328,220)	$2,104,070	$(652,273)

Loss from operations – limited partners	(208,518)	(326,752)	(437,396)	(615,385)
Income (loss) from discontinued operations – limited partners	377,392	1,814	2,520,425	(30,365)

Net income (loss) – limited partners	$168,874	$(324,938)	$2,083,029	$(645,750)

Number of BACs outstanding	45,844	45,844	45,844	45,844

Loss from operations– limited partners-per weighted average BAC	$(4.55)	$(7.13)	$(9.54)	$(13.43)
Income (loss) from discontinued operations– limited partners- per weighted average BAC	8.24	0.04	54.98	(0.66)

Net income (loss)– limited partners- per weighted average BAC	$3.69	$(7.09)	$45.44	$(14.09)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital (Deficit)

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ capital (deficit) – April 1, 2012	$(16,802,233)	$(17,112,707)	$(579,507)	$889,981

Net income	2,565,568	2,083,029	21,041	461,498

Distributions	(1,289,447)	-	-	(1,289,447)

Contributions – write-off of related party debt	191,070	-	-	191,070

Partners’ capital (deficit) – September 30, 2012	$(15,335,042)	$(15,029,678)	$(558,466)	$253,102

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$2,565,568	$(626,871)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	389,522	441,884
Gain on sale of properties	(2,917,069)	-
Change in fair value of rate swap	1,000	77,601
Changes in assets and liabilities:
Increase in cash held in escrow	(85,479)	(39,080)
Decrease (increase) in other assets	47,596	(213,678)
Decrease in accounts payable	(122,582)	(44,186)
Increase in accrued interest payable	106,599	261,463
Increase (decrease) in security deposit payable	7,410	(500)
Decrease (increase) in due from general partner and affiliates	42,761	(65,751)
Increase (decrease) in due to local general partners and affiliates	11,683	(16,777)
Increase in due to general partner and affiliates	263,945	148,425

Total adjustments	(2,254,614)	549,401

Net cash provided by (used in) operating activities	310,954	(77,470)

Cash flows from investing activities:
Decrease (increase) in cash held in escrow	7,780	(71,454)
Acquisition of property and equipment	-	(4,149)
Proceeds from sale of property	2,450,000	-
Costs paid relating to sale of property	(547,846)	-
Net repayments to local general partners and affiliates	(122,770)	3,940

Net cash provided by (used in) investing activities	1,787,164	(71,663)

Cash flows from financing activities:
Repayments of mortgage notes	(235,806)	(233,485)
Distributions to noncontrolling interests	(1,289,447)	(77,653)

Net cash used in financing activities	(1,525,253)	(311,138)

Net increase (decrease) in cash and cash equivalents	572,865	(460,271)
Cash and cash equivalents at beginning of period	893,534	1,402,683
Cash and cash equivalents at end of period*	$1,466,399	$942,412

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of property- net	$(1,902,154)	$-
Property and equipment, net of accumulated depreciation	1,431,525	-
Deferred costs	191,199	-
Other assets	13,835	-
Cash held in escrow	89,087	-
Accounts payable	86,830	-
Mortgage payable	(2,378,968)	-
Accrued interest	(386,661)	-
Security deposits	(23,562)	-
Due to local general partners and affiliates	(38,200)	-

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $28,409 and $0, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 1 – General

The consolidated financial statements, as of September 30, 2012, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and eleven other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits. Some of the Properties may also be eligible for the historic rehabilitation tax credits. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the manager of the general partner of the General Partner. For information on Centerline’s audited balance sheet for the most recent fiscal year, see http://sec.gov. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s second fiscal quarter ends September 30th. The second quarter for all subsidiaries ends June 30th. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1st through September 30th. The Partnership’s fiscal quarter ends three months after the subsidiaries in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC 810”), income attributable to noncontrolling interests amounted to approximately $436,000 and $26,000 and $461,000 and $25,000 for the three and six months ended September 30, 2012 and 2011, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2012.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2012, the results of its operations for the three and six months ended September 30, 2012 and 2011 and its cash flows for the six months ended September 30, 2012 and 2011. However, the operating results and cash flows for the six months ended September 30, 2012 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements

In June 2012, the FASB issued under Accounting Standards update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.”  The objective of these amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments are effective for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The adoption of this accounting standard will not have a material effect on the Partnership’s condensed consolidated financial statements.

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

The costs incurred to related parties from operations for the three and six months ended September 30, 2012 and 2011 were as follows:

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011 *	2012	2011 *

Partnership management fees (a)	$66,550	$73,500	$136,125	$147,175
Expense reimbursement (b)	74,350	32,312	110,624	64,625
Local administrative fee (c)	11,000	8,375	21,000	16,750

Total general and administrative-General Partners	151,900	114,187	267,749	228,550
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	36,674	38,671	73,842	73,462

Total general and administrative-related parties	$188,574	$152,858	$341,591	$302,012

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011 *	2012	2011 *

Local administrative fee (c)	$1,000	$1,625	$2,000	$3,250

Total general and administrative-General Partner	1,000	1,625	2,000	3,250

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	14,898	15,236	31,350	29,469

Total general and administrative-related parties	$15,898	$16,861	$33,350	$32,719

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $2,524,000 and $2,388,000 were accrued and unpaid as of September 30, 2012 and March 31, 2012, respectively. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $237,000 and $127,000 were accrued and unpaid as of September 30, 2012 and March 31, 2012, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. Local administrative fees owed to Independence SLP IV L.P. amounting to $289,000 and $272,000 were accrued and unpaid as of September 30, 2012 and March 31, 2012, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

As of September 30, 2012 and March 31, 2012, the Partnership owed the General Partner and its affiliates approximately $0 and $191,000, respectively for advances made by the General Partner and its affiliates to a Local Partnership. These advances represented historical amounts loaned in conjunction with the initial capital contributions to the Local Partnerships. Such amounts were written off during the quarter ended September 30, 2012 in conjunction with the sale of one Local Partnership (see Note 4).

B) Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	September 30,	March 31,
	2012	2012

Development fee payable	$1,091,118	$1,091,118
Construction costs payable	50,000	50,000
Operating advances	270,017	430,987
Management and other fees	25,098	10,246

	$1,436,233	$1,582,351

The amounts due to Local General Partners and affiliates from discontinued liabilities consist of the following:

	September 30,	March 31,
	2012	2012

Management and other fees	$4,000	$7,169

Due from Local General Partners and affiliates from operating assets consists of the following:

	September 30,	March 31,
	2012	2012

Local general partner loan receivable	$479,553	$522,314

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

September 30, 2012

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

	At September 30, 2012		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount*	Fair Value

LIABILITIES:
Mortgage notes	$20,786,777	$12,144,004	$23,401,551	$13,194,441

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

Fixed swap – notional amount	$3,050,000
Fixed rate	4.65%
Variable rate at June 30, 2012	3.75%
Termination date	September 1, 2015

Fair value for the interest rate swap is estimated using Level 2 inputs. At September 30, 2012, the fair value of the interest rate swap was a reduction of the mortgage note liability of approximately $1,000.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 4 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will continue to take a number of years. During the six months ended September 30, 2012, the Partnership sold its limited partnership interest in one Local Partnership and one Local Partnership sold its property and the related assets and liabilities. Through September 30, 2012, the Partnership sold its limited partnership interest in three Local Partnerships and the property and the related assets and liabilities of two Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On September 28, 2012, the property and the related assets and liabilities of New Zion Limited Partnership (“New Zion”) were sold to an unaffiliated third party purchaser for a sales price of $2,450,000.  The Partnership received $663,560 as distributions from this sale after the repayment of the mortgages, other liabilities, closing costs and distributions to other partners of approximately $1,786,000. The sale resulted in a gain of approximately $883,000 which was recorded during the quarter ended September 30, 2012. In addition, the sale resulted in a write-off of operating advances of approximately $191,000 owed to an affiliate of the General Partner.

On June 11, 2012, the Partnership sold its limited partnership interest in Marlton Housing Partnership, L.P (“Marlton”) to an affiliate of the Local General Partner for a sales price of $1. The sale resulted in a gain of approximately $2,125,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended June 30, 2012. An adjustment to the gain of approximately $(91,000) was recorded during the quarter ended September 30, 2012, resulting in an overall gain of approximately $2,034,000.

NOTE 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold. As of September 30, 2012, New Zion, which was sold during the current period, was classified as a discontinued operation on the consolidated balance sheets. As of March 31, 2012, Sojourner Douglass which was sold during the year ended March 31, 2012 and New Zion, which was classified as an asset held for sale, were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	September 30,	March 31,
	2012	2012

Assets
Property and equipment – less accumulated depreciation of $0 and $1,509,057, respectively	$-	$1,381,810
Cash and cash equivalents	28,409	100,512
Cash held in escrow	296,309	300,798
Other assets	-	10,547
Total assets	$324,718	$1,793,667

Liabilities
Mortgage notes payable	$-	$562,445
Accounts payable	38,818	9,017
Accrued interest payable	-	3,282
Security deposit payable	-	13,617
Due to Local general partners and affiliates	4,000	7,169
Due to general partners and affiliates	-	195,070
Total liabilities	$42,818	$790,600

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 30, 2012, Marlton and New Zion, which were sold during the period were classified as discontinued operations in the consolidated financial statements. For the three and six months ended September 30, 2011, Sojourner Douglass which was sold during the year ended March 31, 2012, and Marlton and New Zion, in order to present comparable results to the three months ended September 30, 2012, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011 *	2012	2011 *

Revenues

Rental income	$192,133	$266,971	$401,554	$481,662
Other	27,893	7,196	34,291	11,726
Gain on sale of properties(Note 4)	791,990	-	2,917,069	-

Total revenue	1,012,016	274,167	3,352,914	493,388

Expenses
General and administrative	74,294	74,674	130,505	157,622
General and administrative-related parties (Note 2)	15,898	16,861	33,350	32,719
Repairs and maintenance	60,836	51,416	86,133	92,538
Operating and other	19,427	28,665	40,750	70,292
Real estate taxes	3,302	5,613	7,366	11,538
Insurance	3,371	13,361	10,184	25,378
Interest	16,904	26,919	35,227	50,674
Depreciation and amortization	487	28,390	1,706	56,782

Total expenses	194,519	245,899	345,221	497,543

Income (loss) from discontinued operations	817,497	28,268	3,007,693	(4,155)

Noncontrolling interest in income of subsidiaries from discontinued operations	(436,293)	(26,436)	(461,809)	(26,517)

Income (loss) from discontinued operations – Independence Tax Credit Plus IV	$381,204	$1,832	$2,545,884	$(30,672)

Income (loss) from discontinued operations – limited partners	$377,392	$1,814	$2,520,425	$(30,365)

Number of BACs outstanding	45,844	45,844	45,844	45,844

Income (loss) from discontinued operations– limited partners- per weighted average BAC	$8.24	$0.04	$54.98	$(0.66)

* Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Cash Flows from Discontinued Operations:

	Six Months Ended
	September 30,
	2012	2011 *

Net cash used in operating activities	$(330,515)	$(51,099)

Net cash provided by investing activities	$284,947	$17,222

Net cash used in financing activities	$(45,502)	$(38,947)

* Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a) Going Concern Consideration

At September 30, 2012, the Partnership’s liabilities exceeded assets by $15,335,042 and for the six months ended September 30, 2012, had net income of $ 2,565,568, including gain on sale of properties of $2,917,069. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $2,524,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage payable balance of $20,786,777 and the accrued interest payable balance of $6,039,259 is of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of developing a plan to dispose of all of its investments. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships. The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period. Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of the Partnership.

The Partnership has working capital reserves of approximately $871,000 at September 30, 2012. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $76,000 for the six months ended September 30, 2012.

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

e) Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $98,978 and $104,956 and $179,110 and $176,995 for the three and six months ended September 30, 2012 and 2011, respectively. Of these fees, $51,572 and $53,907 and $105,192 and $102,931 were incurred to the Local General Partners for the three and six months ended September 30, 2012 and 2011, respectively, which include $14,898 and $15,236 and $31,350 and $29,469 of fees relating to discontinued operations for the three and six months ended September 30, 2012 and 2011, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

f) Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of real estate. The Partnership can also be affected by poor economic conditions generally; however no more than (22%) of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships of which, approximately $148,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow). The Partnership is currently in the process of developing a plan to dispose of all its investments. During the six months ended September 30, 2012, the Partnership sold its limited partnership interest in one Local Partnership and one Local Partnership sold its property and the related assets and liabilities. Through September 30, 2012, the Partnership sold its limited partnership interests in three Local Partnerships and the property and the related assets and liabilities of two Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions. Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership. During the six months ended September 30, 2012, and 2011, distributions from operations of the Local Partnerships amounted to approximately $12,000 and $15,000, respectively. In addition, during the six months ended September 30, 2012, and 2011, distributions to the Partnership from sales proceeds amounted to approximately $664,000 and $0, respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the six months ended September 30, 2012, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately ($573,000). This increase was primarily due to net cash provided by operating activities ($311,000), proceeds from sale of property ($2,450,000) and a decrease in cash held in escrow relating to investing activities ($8,000), which exceeded costs paid relating to sale of property ($548,000), repayment of mortgage notes ($236,000), net repayments to local general partners and affiliates ($123,000) and distributions to noncontrolling interests ($1,289,000). Included in the adjustments to reconcile the net income to net cash provided in operating activities is depreciation and amortization in the amount of approximately $390,000, gain on sale of properties of approximately $2,917,000 and a change from interest rate swap of approximately $1,000.

Total expenses from operations for the three and six months ended September 30, 2012, and 2011, excluding depreciation and amortization, interest, unrealized loss on interest rate swap and general and administrative-related parties, totaled $704,702 and $730,418 and $1,452,418 and $1,467,568, respectively.

Accounts payable from operations as of September 30, 2012 and March 31, 2012 were $309,785 and $375,336, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accounts payable from discontinued operations totaled $38,818 and $9,017 as of September 30, 2012 and March 31, 2012, respectively. Accrued interest payable from operations as of September 30, 2012 and March 31, 2011 was $6,039,259 and $6,316,039, respectively. Accrued interest payable from discontinued operations totaled $0 and $3,282 as of September 30, 2012 and March 31, 2011, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $871,000 at September 30, 2012.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,524,000 and $2,388,000 were accrued and unpaid as of September 30, 2012, and March 31, 2012, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

Based on the foregoing, the Partnership’s going concern consideration is mitigated by factors as discussed in Note 6a in Item 1.

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

	At September 30, 2012		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount*	Fair Value

LIABILITIES:
Mortgage notes	$20,786,777	$12,144,004	$23,401,551	$13,194,441

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

Fixed swap – notional amount	$3,050,000
Fixed rate	4.65%
Variable rate at June 30, 2012	3.75%
Termination date	September 1, 2015

Fair value for the interest rate swap is estimated using Level 2 inputs. At September 30, 2012, the fair value of the interest rate swap was a reduction of the mortgage note liability of approximately $1,000.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale as of September 30, 2012.

During the six months ended September 30, 2012, the Partnership has not recorded any loss on impairment of assets. Through September 30, 2012, the Partnership has recorded approximately $27,947,000 as an aggregate loss on impairment of property.

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

Results of Operations

The results of operations for the three and six months ended September 30, 2012 and 2011, consisted primarily of the results of the Partnership’s investment in Local Partnerships. The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 4% for the three and six months ended September 30, 2012, as compared to the corresponding periods in 2011, primarily due to an increase in occupancies and rental rates at several Local Partnerships.

Total expenses, excluding general and administrative-related parties, repairs and maintenance, interest and unrealized loss on interest rate swap remained fairly consistent, with an increase of approximately 1% and 2% for the three and six months ended September 30, 2012 as compared to the corresponding periods in 2011.

General and administrative-related parties expenses increased approximately $36,000 and $40,000 for the three and six months ended September 30, 2012 as compared to the corresponding periods in 2011, primarily due to an increase in expense reimbursements to the General Partner and affiliates by the Partnership.

Repairs and maintenance expense decreased approximately $31,000 and $44,000 for the three and six months ended September 30, 2012 as compared to the corresponding periods in 2011, primarily due to decreases in painting and décor and monitoring and protection service upgrades at one Local Partnership, decreases in roof and gutter repairs at a second Local Partnership and a decrease in repair materials and contracts at a third Local Partnership.

Interest expense decreased approximately $47,000 and $55,000 for the three and six months ended September 30, 2012 as compared to the corresponding periods in 2011, primarily as a result of a refinance of mortgage at a Local Partnership.

Change in fair value of interest rate swap decreased by approximately $45,000 and $77,000 for the three and six months ended September 30, 2012 as compared to the corresponding periods in 2011, primarily due to the change in fair value of the interest rate swap agreement at one Local Partnership.

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

(b)    Changes in Internal Controls over Financial Reporting. During the period ended September 30, 2012, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	November 13, 2012		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	November 13, 2012		By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

- 19 -