Form 10-Q
period 2012-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2013-02-13
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	March 31,
	2012	2012
ASSETS	(Unaudited)	(Audited)

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $18,888,500 and $22,093,893, respectively)	$10,739,151	$12,793,411
Cash and cash equivalents	1,437,909	793,022
Cash held in escrow	1,374,250	1,565,843
Deferred costs (net of accumulated amortization of $630,820 and $788,767, respectively)	316,888	398,033
Due from local general partners and affiliates (Note 2)	476,178	522,314
Other assets	303,686	392,931

Total operating assets	14,648,062	16,465,554

Assets from discontinued operations (Note 5)
Property and equipment held for sale, net of accumulated depreciation of $0 and $1,509,057, respectively	-	1,381,810
Net assets held for sale	-	411,857
Total assets from discontinued operations	-	1,793,667

Total assets	$14,648,062	$18,259,221

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating liabilities
Mortgage notes payable	$18,178,831	$22,839,106
Accounts payable	265,182	375,336
Accrued interest payable	4,575,194	6,316,039
Security deposits payable	260,519	299,493
Interest rate swap (Note 3)	74,000	76,000
Due to local general partners and affiliates (Note 2)	1,411,135	1,582,351
Due to general partners and affiliates (Note 2)	3,104,377	2,782,529

Total operating liabilities	27,869,238	34,270,854

Liabilities from discontinued operations (Note 5)
Mortgage notes payable of assets held for sale	-	562,445
Net liabilities held for sale	-	228,155
Total liabilities from discontinued operations	-	790,600

Total liabilities	27,869,238	35,061,454

Commitments and contingencies (Note 6)

Partners’ capital (deficit)

Limited partners (45,844 BACs issued and outstanding)	(13,546,165)	(17,112,707)
General partners	(522,335)	(579,507)

Independence Tax Credit Plus L.P. IV total	(14,068,500)	(17,692,214)

Noncontrolling interests	847,324	889,981

Total partners’ capital (deficit)	(13,221,176)	(16,802,233)

Total liabilities and partners’ capital (deficit)	$14,648,062	$18,259,221

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011*	2012	2011*

Revenues
Rental income	$1,014,706	$1,001,164	$3,086,420	$2,990,535
Other	11,329	12,833	44,424	53,561

Total revenues	1,026,035	1,013,997	3,130,844	3,044,096

Expenses
General and administrative	311,445	306,435	883,128	866,817
General and administrative-related parties (Note 2)	120,923	128,891	457,514	426,903
Repairs and maintenance	224,412	186,992	519,330	533,626
Operating and other	163,353	159,459	494,172	479,588
Real estate taxes	28,170	29,105	84,062	79,721
Insurance	35,702	33,790	108,413	114,946
Interest	245,619	257,253	706,167	771,109
Change in fair value of interest rate swap (Note 3)	(3,000)	(1,650)	(2,000)	75,951
Depreciation and amortization	173,368	171,987	520,102	516,003

Total expenses from operations	1,299,992	1,272,262	3,770,888	3,864,664

Loss from operations	(273,957)	(258,265)	(640,044)	(820,568)
Income from discontinued operations (including gain on sale of properties) (Note 5)	2,400,681	2,214,218	5,332,337	2,149,650

Net income	2,126,724	1,955,953	4,692,293	1,329,082

Net loss (income) attributable to noncontrolling interests from operations	118	1,179	(326)	1,696
Net (income) loss attributable to noncontrolling interests from discontinued operations	(628,345)	2,837	(1,089,399)	(23,082)

Net (income) loss attributable to noncontrolling interests	(628,227)	4,016	(1,089,725)	(21,386)

Net income attributable to Independence Tax Credit Plus L.P. IV	$1,498,497	$1,959,969	$3,602,568	$1,307,696

Loss from operations – limited partners	(271,101)	(254,515)	(633,966)	(810,683)
Income from discontinued operations – limited partners	1,754,613	2,194,884	4,200,508	2,105,302

Net income – limited partners	$1,483,512	$1,940,369	$3,566,542	$1,294,619

Number of BACs outstanding	45,844	45,844	45,844	45,844

Loss from operations– limited partners-per weighted average BAC	$(5.91)	$(5.55)	$(13.83)	$(17.68)
Income from discontinued operations– limited partners- per weighted average BAC	38.27	47.88	91.63	45.92

Net income– limited partners- per weighted average BAC	$32.36	$42.33	$77.80	$28.24

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Capital (Deficit)
(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ capital (deficit) – April 1, 2012	$(16,802,233)	$(17,112,707)	$(579,507)	$889,981

Net income	4,692,293	3,566,542	36,026	1,089,725

Distributions	(1,323,452)	-	-	(1,323,452)

Contributions – write-off of related party debt	212,216	-	21,146	191,070

Partners’ capital (deficit) – December 31, 2012	$(13,221,176)	$(13,546,165)	$(522,335)	$847,324

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2012	2011

Cash flows from operating activities:
Net income	$4,692,293	$1,329,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	583,430	662,223
Gain on sale of properties	(5,336,670)	(2,268,822)
Change in fair value of rate swap	(2,000)	75,951
Changes in assets and liabilities:
Increase in cash held in escrow	(161,516)	(73,077)
Decrease (increase) in due from general partner and affiliates	46,136	(33,956)
Decrease (increase) in other assets	57,272	(111,728)
Decrease in accounts payable	(72,200)	(89,382)
Increase in accrued interest payable	225,360	397,224
(Decrease) increase in security deposit payable	(7,293)	328
Increase (decrease) in due to local general partners and affiliates	5,117	(39,569)
Increase in due to general partner and affiliates	343,974	150,030

Total adjustments	(4,318,390)	(1,330,778)

Net cash provided by (used in) operating activities	373,903	(1,696)

Cash flows from investing activities:
Decrease in cash held in escrow	5,353	86,652
Acquisition of property and equipment	-	(4,149)
Proceeds from sale of property	2,450,000	212,500
Costs paid relating to sale of property	(493,370)	-
Net repayments to local general partners and affiliates	(122,770)	(429,363)

Net cash provided by (used in) investing activities	1,839,213	(134,360)

Cash flows from financing activities:
Repayments of mortgage notes	(345,289)	(320,920)
Increase in deferred costs	-	(8,116)
Distributions to noncontrolling interests	(1,323,452)	(94,153)

Net cash used in financing activities	(1,668,741)	(423,189)

Net increase (decrease) in cash and cash equivalents	544,375	(559,245)
Cash and cash equivalents at beginning of period	893,534	1,402,683
Cash and cash equivalents at end of period*	$1,437,909	$843,438

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of property- net	$(1,956,630)	$(212,500)
Property and equipment, net of accumulated depreciation	2,881,691	46,635
Deferred costs	52,097	8,116
Other assets	42,520	25,165
Cash held in escrow	648,554	99,450
Accounts payable	(46,974)	61,598
Mortgage payable	(4,877,431)	(1,977,350)
Accrued interest	(1,969,487)	(310,308)
Security deposits	(45,298)	(9,628)
Due to local general partners and affiliates	(60,732)	-
Due to general partners and affiliates	(26,126)	-
Capital contribution- General Partner	21,146	-

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $0 and $68,316, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

NOTE 1 – General

The consolidated financial statements, as of December 31, 2012, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and eleven other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits. Some of the Properties may also be eligible for the historic rehabilitation tax credits. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the manager of the general partner of the General Partner. For information on Centerline’s audited balance sheet for the most recent fiscal year, see http://sec.gov. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s third fiscal quarter ends December 31st. The third quarter for all subsidiaries ends September 30th. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1st through December 31st. The Partnership’s fiscal quarter ends three months after the subsidiaries in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC 810”), (income) loss attributable to noncontrolling interests amounted to approximately $(628,000) and $4,000 and $(1,090,000) and $(21,000) for the three and nine months ended December 31, 2012 and 2011, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of December 31, 2012, the results of its operations for the three and nine months ended December 31, 2012 and 2011 and its cash flows for the nine months ended December 31, 2012 and 2011. However, the operating results and cash flows for the nine months ended December 31, 2012 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements

In June 2012, the FASB issued under Accounting Standards update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.”  The objective of these amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments are effective for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The adoption of this accounting standard did not have a material effect on the Partnership’s condensed consolidated financial statements.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

The costs incurred to related parties from operations for the three and nine months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011*	2012	2011*

Partnership management fees (a)	$35,775	$30,530	$171,900	$177,705
Expense reimbursement (b)	41,996	61,978	152,620	126,603
Local administrative fee (c)	8,000	6,250	24,000	19,000

Total general and administrative-General Partners	85,771	98,758	348,520	323,308
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	35,152	30,133	108,994	103,595

Total general and administrative-related parties	$120,923	$128,891	$457,514	$426,903

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011*	2012	2011*

Local administrative fee (c)	$3,000	$3,750	$9,000	$11,000

Total general and administrative-General Partner	3,000	3,750	9,000	11,000

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	11,815	15,243	43,165	44,712

Total general and administrative-related parties	$14,815	$18,993	$52,165	$55,712

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $2,560,000 and $2,388,000 were accrued and unpaid as of December 31, 2012 and March 31, 2012, respectively. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $279,000 and $127,000 were accrued and unpaid as of December 31, 2012 and March 31, 2012, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. Local administrative fees owed to Independence SLP IV L.P. amounting to $265,000 and $272,000 were accrued and unpaid as of December 31, 2012 and March 31, 2012, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of December 31, 2012 and March 31, 2012, the Partnership owed the General Partner and its affiliates approximately $0 and $191,000, respectively for advances made by the General Partner and its affiliates to a Local Partnership. These advances represented historical amounts loaned in conjunction with the initial capital contributions to the Local Partnerships. Such amounts were written off during the quarter ended September 30, 2012 in conjunction with the sale of one Local Partnership (see Note 4).

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

B) Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	December 31,	March 31,
	2012	2012

Development fee payable	$1,091,118	$1,091,118
Construction costs payable	50,000	50,000
Operating advances	270,017	430,987
Management and other fees	-	10,246

	$1,411,135	$1,582,351

The amounts due to Local General Partners and affiliates from discontinued liabilities consist of the following:

	December 31,	March 31,
	2012	2012

Management and other fees	$-	$7,169

Due from Local General Partners and affiliates from operating assets consists of the following:

	December 31,	March 31,
	2012	2012

Local general partner loan receivable	$476,178	$522,314

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

December 31, 2012

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

	At December 31, 2012		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount*	Fair Value

LIABILITIES:
Mortgage notes	$18,178,831	$10,435,091	$23,401,551	$13,194,441

* Reclassified for comparative purpose.

For the mortgage notes, fair value is estimated using Level 3 inputs and calculated using present value cash flow models based on a discount rate. Centerline has not been active in the tender option bond market, through which these bonds have been securitized in the past. To assist in valuing these notes, the Partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business. The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying property partnerships, which held the mortgage notes, to determine what discount rates to utilize.

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

Fixed swap – notional amount	$3,050,000
Fixed rate	4.65%
Variable rate at September 30, 2012	3.75%
Termination date	September 1, 2015

Fair value for the interest rate swap is estimated using Level 2 inputs. At September 30, 2012, the fair value of the interest rate swap was a reduction of the mortgage note liability of approximately $2,000.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

NOTE 4 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will continue to take a number of years. During the nine months ended December 31, 2012, the Partnership sold its limited partnership interest in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. Through December 31, 2012, the Partnership has sold its limited partnership interest in four Local Partnerships and the property and the related assets and liabilities of two Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its eight remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On December 31, 2012, the Partnership sold its limited partnership interest in Belmont/McBride Apartments Limited Partnership (“Belmont”) to an affiliate of the Local General Partner for a sales price of $10. The sale resulted in a gain of approximately $2,646,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended December 31, 2012. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $21,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On September 28, 2012, the property and the related assets and liabilities of New Zion Limited Partnership (“New Zion”) were sold to an unaffiliated third party purchaser for a sales price of $2,450,000.  The Partnership received $709,755 as distributions from this sale after the repayment of the mortgages, other liabilities, closing costs and distributions to other partners of approximately $1,740,000. The sale resulted in a gain of approximately $883,000 which was recorded during the quarter ended September 30, 2012. In addition, the sale resulted in a write-off of operating advances of approximately $191,000 owed to an affiliate of the General Partner. An adjustment to the gain of approximately $(226,000) was recorded during the quarter ended December 31, 2012, resulting in an overall gain of approximately $657,000.

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

NOTE 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold. As of December 31, 2012, there were no assets classified as discontinued operations on the consolidated balance sheets. As of March 31, 2012, Sojourner Douglass which was sold during the year ended March 31, 2012 and New Zion, which was classified as an asset held for sale, were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	December 31,	March 31,
	2012	2012

Assets
Property and equipment – less accumulated depreciation of $0 and $1,509,057, respectively	$-	$1,381,810
Cash and cash equivalents	-	100,512
Cash held in escrow	-	300,798
Other assets	-	10,547
Total assets	$-	$1,793,667

Liabilities
Mortgage notes payable	$-	$562,445
Accounts payable	-	9,017
Accrued interest payable	-	3,282
Security deposit payable	-	13,617
Due to Local general partners and affiliates	-	7,169
Due to general partners and affiliates	-	195,070
Total liabilities	$-	$790,600

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 31, 2012, Belmont, Marlton and New Zion, which were sold during the period, were classified as discontinued operations in the consolidated financial statements. For the three and nine months ended December 31, 2011, Sojourner Douglass which was sold during the year ended March 31, 2012, and Belmont, Marlton and New Zion, in order to present comparable results to the nine months ended December 31, 2012, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011*	2012	2011*

Revenues

Rental income	$231,496	$267,658	$807,802	$925,963
Other	(23,936)	8,178	16,162	22,168
Gain on sale of properties(Note 4)	2,419,601	2,268,822	5,336,670	2,268,822

Total revenue	2,627,161	2,544,658	6,160,634	3,216,953

Expenses
General and administrative	61,862	87,765	238,135	274,479
General and administrative-related parties (Note 2)	14,815	18,993	52,165	55,712
Repairs and maintenance	42,301	37,942	172,504	166,475
Operating and other	24,348	43,902	83,655	136,473
Real estate taxes	5,206	10,884	20,572	32,713
Insurance	10,464	18,284	31,648	54,657
Interest	46,943	64,317	166,290	200,574
Depreciation and amortization	20,541	48,353	63,328	146,220

Total expenses	226,480	330,440	828,297	1,067,303

Income from discontinued operations	2,400,681	2,214,218	5,332,337	2,149,650

Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	(628,345)	2,837	(1,089,399)	(23,082)

Income from discontinued operations – Independence Tax Credit Plus IV	$1,772,336	$2,217,055	$4,242,938	$2,126,568

Income from discontinued operations – limited partners	$1,754,613	$2,194,884	$4,200,508	$2,105,302

Number of BACs outstanding	45,844	45,844	45,844	45,844

Income from discontinued operations– limited partners- per weighted average BAC	$38.27	$47.88	$91.63	$45.92

* Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

Cash Flows from Discontinued Operations:

	Nine Months Ended
	December 31,
	2012	2011*

Net cash (used in) provided by operating activities	$(270,409)	$1,193,027

Net cash provided by investing activities	$294,347	$550,996

Net cash used in financing activities	$(147,359)	$(1,784,688)

* Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a) Going Concern Consideration

At December 31, 2012, the Partnership’s liabilities exceeded assets by $13,221,176 and for the nine months ended December 31, 2012, had net income of $4,692,293, including gain on sale of properties of $5,336,670. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $2,560,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage payable balance of $18,178,831 and the accrued interest payable balance of $4,575,194 is of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of developing a plan to dispose of all of its investments. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships. The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period. Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of the Partnership.

The Partnership has working capital reserves of approximately $929,000 at December 31, 2012. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $103,000 for the nine months ended December 31, 2012.

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

e) Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $82,315 and $84,097 and $261,425 and $261,092 for the three and nine months ended December 31, 2012 and 2011, respectively. Of these fees, $46,967 and $45,376 and $152,159 and $148,307 were incurred to the Local General Partners for the three and nine months ended December 31, 2012 and 2011, respectively, which include $11,815 and $15,243 and $43,165 and $44,712 of fees relating to discontinued operations for the three and nine months ended December 31, 2012 and 2011, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

f) Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of real estate. The Partnership can also be affected by poor economic conditions generally; however no more than (25%) of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced (generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants). Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years were recognized in the 11th through 13th years. As of December 31, 2012, all the Local Partnerships have completed their Credit Periods. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2017 with respect to the Properties depending upon when the Compliance Period commenced.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships of which, approximately $148,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow). The Partnership is currently in the process of developing a plan to dispose of all its investments. During the nine months ended December 31, 2012, the Partnership sold its limited partnership interest in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. Through December 31, 2012, the Partnership has sold its limited partnership interests in four Local Partnerships and the property and the related assets and liabilities of two Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its eight remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions. Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership. During the nine months ended December 31, 2012, and 2011, distributions from operations of the Local Partnerships amounted to approximately $40,000 and $17,000, respectively. In addition, during the nine months ended December 31, 2012, and 2011, distributions to the Partnership from sales proceeds amounted to approximately $710,000 and $213,000, respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the nine months ended December 31, 2012, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately ($544,000). This increase was primarily due to net cash provided by operating activities ($374,000), proceeds from sale of property ($2,450,000) and a decrease in cash held in escrow relating to investing activities ($5,000), which exceeded costs paid relating to sale of property ($493,000), repayment of mortgage notes ($345,000), net repayments to local general partners and affiliates ($123,000) and distributions to noncontrolling interests ($1,323,000). Included in the adjustments to reconcile the net income to net cash provided by operating activities is depreciation and amortization in the amount of approximately $583,000, gain on sale of properties of approximately $5,337,000 and a change from interest rate swap of approximately $(2,000).

Total expenses from operations for the three and nine months ended December 31, 2012, and 2011, excluding depreciation and amortization, interest, unrealized loss on interest rate swap and general and administrative-related parties, totaled $763,082 and $715,781 and $2,089,105 and $2,074,698, respectively.

Accounts payable from operations as of December 31, 2012 and March 31, 2012 were $265,182 and $375,336, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accounts payable from discontinued operations totaled $0 and $9,017 as of December 31, 2012 and March 31, 2012, respectively. Accrued interest payable from operations as of December 31, 2012 and March 31, 2011 was $4,575,194 and $6,316,039, respectively. Accrued interest payable from discontinued operations totaled $0 and $3,282 as of December 31, 2012 and March 31, 2011, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $929,000 at December 31, 2012. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.

At December 31, 2012, the Partnership’s liabilities exceeded assets by $13,221,176 and for the nine months ended December 31, 2012, had net income of $4,692,293, including gain on sale of properties of $5,336,670. However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of the respective Local Partnerships, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,560,000 and $2,388,000 were accrued and unpaid as of December 31, 2012, and March 31, 2012, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership had originally invested the proceeds of its Offering in 14 Local Partnerships, all of which had their Tax Credits fully in place during the Credit Periods. As of December 31, 2012, all the Local Partnerships have completed their Credit Periods. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2017 with respect to the Properties depending upon when the Compliance Period commenced.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Fair Value Measurements

See Note 3 in Item 1 for methods and assumptions used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale as of December 31, 2012.

During the nine months ended December 31, 2012, the Partnership has not recorded any loss on impairment of assets. Through December 31, 2012, the Partnership has recorded approximately $27,947,000 as an aggregate loss on impairment of property.

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

Results of Operations

The results of operations for the three and nine months ended December 31, 2012 and 2011, consisted primarily of the results of the Partnership’s investment in Local Partnerships. The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 1% and 3% for the three and nine months ended December 31, 2012, as compared to the corresponding periods in 2011, primarily due to an increase in occupancies and rental rates at several Local Partnerships.

Total expenses, excluding repairs and maintenance and unrealized loss on interest rate swap remained fairly consistent, with a decrease of less than 1% for the three and nine months ended December 31, 2012 as compared to the corresponding periods in 2011.

Repairs and maintenance expense increased approximately $37,000 for the three months ended December 31, 2012 as compared to the corresponding period in 2011, primarily due to monitoring and protection service upgrades and carpet replacement at one Local Partnership.

Change in fair value of interest rate swap decreased by approximately $2,000 and $78,000 for the three and nine months ended December 31, 2012 as compared to the corresponding periods in 2011, primarily due to the change in fair value of the interest rate swap agreement at one Local Partnership.

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

(b) Changes in Internal Controls over Financial Reporting. During the period ended December 31, 2012, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	February 13, 2013		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	February 13, 2013		By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

-18-