Form 10-K
period 2013-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2013-07-01
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2012 was $(15,030,000), based on Limited Partner equity as of such date.

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

The Partnership’s initial business was to invest in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit. As of March 31, 2013, the Partnership had originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships of which approximately $148,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not intend to acquire interests in additional Local Partnerships, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. The Partnership is currently invested in eight Local Partnerships. The Partnership’s investment in each Local Partnership represents from 98.99% to 99.89%. See Item 2, Properties, below.

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will take a number of years. During the fiscal year ended March 31, 2013, the Partnership sold its limited partnership interest in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. Through March 31, 2013, the Partnership has sold its limited partnership interest in four Local Partnerships, and the property and the related assets and liabilities of two Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (using the fair market value based on comparative sales). During the year ended March 31, 2013, the Partnership recorded approximately $5,333,000 as an aggregate loss on impairment of assets. Through March 31, 2013, the Partnership has recorded approximately $33,280,000 as an aggregate loss on impairment of assets.

There can be no assurance that the Partnership will achieve its investment objectives, as described above, and it is unlikely that the Partnership will meet objectives 2 and 3, also as noted above.

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

Sale of Underlying Local Partnerships

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will take a number of years. During the fiscal year ended March 31, 2013, the Partnership sold its limited partnership interest in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. Through March 31, 2013, the Partnership has sold its limited partnership interest in four Local Partnerships, and the property and the related assets and liabilities of two Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On December 31, 2012, the Partnership sold its limited partnership interest in Belmont/McBride Apartments Limited Partnership (“Belmont”) to an affiliate of the Local General Partner for a sales price of $10. The sale resulted in a gain of approximately $2,646,000 resulting from the write-off of the basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended December 31, 2012. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $13,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner. An adjustment to the gain of approximately $58,000 was recorded during the quarter ended March 31, 2013, resulting in an overall gain of approximately $2,704,000.

On September 28, 2012, the property and the related assets and liabilities of New Zion Limited Partnership (“New Zion”) were sold to an unaffiliated third party purchaser for a sales price of $2,450,000.  The Partnership received $709,755 as distributions from this sale after the repayment of the mortgages, other liabilities, closing costs and distributions to other partners of approximately $1,740,000. (New Zion was owned approximately 58% by the Partnership and 42% by an affiliate of the Partnership under the same management) The sale resulted in a gain of approximately $883,000 which was recorded during the quarter ended September 30, 2012. In addition, the sale resulted in a write-off of operating advances of approximately $191,000 owed to an affiliate of the General Partner. The sale also resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $4,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner. Adjustments to the gain of approximately $(226,000) and $(4,000) were recorded during the quarters ended December 31, 2012 and March 31, 2013, resulting in an overall gain of approximately $653,000.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Partnership’s investment in each of the remaining eight Local Partnerships represents 98.99% or 99.89% of the partnership interests in each Local Partnership. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the Local General Partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships in which it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 15. Schedule III.

Local Partnership Schedule
Name and Location		Percentage of Units Occupied at May 1,
(Number of Units)	Date Acquired	2013	2012	2011	2010	2009

BX-8A Team Associates, L.P.
Bronx, NY (41)	October 1995	(b)	(b)	(b)	(b)	(b)

Westminster Park Plaza
(a California Limited Partnership)
Los Angeles, CA (130)	June 1996	(a)	(a)	(a)	(a)	(a)

Fawcett Street Limited Partnership
Tacoma, WA (60)	June 1996	95%	98%	98%	95%	95%

Figueroa Senior Housing Limited Partnership
Los Angeles, CA (66)	November 1996	97%	97%	96%	98%	98%

NNPHI Senior Housing Limited Partnership
Los Angeles, CA (75)	December 1996	98%	96%	82%	100%	100%

Belmont/McBride Apartments Limited Partnership
Paterson, NJ (42)	January 1997	(d)	76%	74%	81%	95%

Sojourner Douglass, L.P.
Paterson, NJ (20)	February 1997	(c)	(c)	85%	95%	100%

New Zion Apartments Limited Partnership
Shreveport, LA (100)	October 1997	(e)	100%	94%	94%	98%

Bakery Village Urban Renewal Associates, L.P.
Montclair, NJ (125)	December 1997	100%	100%	98%	96%	96%

Marlton Housing Partnership, L.P.
(a Pennsylvania limited partnership)
Philadelphia, PA (25)	May 1998	(d)	100%	100%	100%	88%

GP Kaneohe Limited Partnership
Kaneohe, HI (44)	July 1999	98%	98%	100%	100%	100%

KSD Village Apartments, Phase II, Ltd.
Danville, KY (16)	July 1999	88%	69%	88%	93%	88%

Kanisa Apartments, Ltd.
Fayette County, KY (59)	October 1999	88%	83%	95%	63%	81%

Guymon Housing Partners, L.P.
Guymon, OK (92)	December 1999	100%	86%	100%	96%	96%

(a)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).
(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).
(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012 (see Note 10 in Item 8).
(d)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).
(e)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2013, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of June 24, 2013, the Partnership has 2,505 registered holders of an aggregate of 45,844 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

The Partnership has made no distributions to the BACs holders from inception through March 31, 2013. There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships, of which approximately $148,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will continue to take a number of years. During the fiscal year ended March 31, 2013, the Partnership sold its limited partnership interest in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. Through March 31, 2013, the Partnership has sold its limited partnership interest in four Local Partnerships, and the property and the related assets and liabilities of two Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves, exclusive of the Local Partnership working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions. Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership. During the years ended March 31, 2013 and 2012, distributions from operations of the Local Partnerships amounted to approximately $40,000 and $17,000, respectively. In addition, during the years ended March 31, 2013 and 2012, distributions to the Partnership from sales proceeds amounted to approximately $710,000 and $213,000 respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

For the year ended March 31, 2013, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $224,000. This increase was primarily due to proceeds from sales of property ($2,450,000) and net cash provided by operating activities ($140,000), which exceeded acquisition of property and equipment ($30,000), costs paid relating to sales of property ($493,000), net advances to local general partners and affiliates ($40,000), repayment of mortgage notes ($416,000), an increase in cash held in escrow (26,000), an increase in deferred costs related to financing activities (10,000) and net distributions to noncontrolling interests ($1,351,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($780,000), gain on sales of properties of approximately ($5,391,000), loss on impairment of assets ($5,333,000) and a change from interest rate swap of approximately ($7,000).

Total expenses for the years ended March 31, 2013 and 2012, excluding depreciation and amortization, interest, general and administrative – related parties, loss on impairment of assets and change in fair value of an interest rate swap, totaled $2,747,085 and $2,805,812, respectively.

Accounts payable arising from operations totaled $309,287 and $375,336 as of March 31, 2013 and 2012, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Accounts payable from discontinued operations totaled $0 and $9,017 as of March 31, 2013 and 2012, respectively. Accrued interest payable arising from operations as of March 31, 2013 and 2012 was $4,350,317 and $5,963,032, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. Accrued interest payable from discontinued operations totaled $0 and $3,282, as of March 31, 2013 and 2012, respectively. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnerships) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $563,000 at March 31, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At March 31, 2013, the Partnership’s liabilities exceeded assets by $18,880,008 and for the year ended March 31, 2013, the Partnership had net loss of $967,365, including gain on sale of properties of $5,390,970. However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of the respective Local Partnerships, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 8 to the Financial Statements in Item 8, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,544,000 and $2,388,000 were accrued and unpaid as of March 31, 2013 and 2012, respectively, and are included in the line item Due to general partner and affiliates in the consolidated balance sheets. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.

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

The Partnership’s liquidity considerations are discussed in Note 12a in Item 8.

Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of any existing contingencies is not anticipated to impact future results of liquidity or financial condition of the Partnership. However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before expiration of the Compliance Period.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. As of December 31, 2012, all the Local Partnerships have completed their Credit Periods. The Compliance Periods will continue to expire through December 31, 2017 with respect to the remaining properties depending on when the Compliance Period commenced.

Sale of Underlying Properties/Local Partnership Interests

For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 10 in Item 8.

Discontinued Operations

The Partnership is currently in the process of developing a plan to dispose of all of its investments. Any dispositions would meet the criteria established for recognition as a discontinued operation under ASC 360, Property, Plant and Equipment (“ASC 360”), which specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity. There are no assets classified as property and equipment-held for sale at March 31, 2013.

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

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with ASC 360, Property, Plant and Equipment. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time, Property investments themselves are reduced to estimated fair value (using the fair market value based on comparative sales) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale at March 31, 2013.

During the year ended March 31, 2013, the Partnership recorded approximately $5,333,000 as a loss on impairment of assets. Through March 31, 2013, the Partnership has recorded approximately $33,280,000 as an aggregate loss on impairment of assets.

Fair Value Measurements

The estimated fair value of mortgage notes payable and the interest rate swap have been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. Fair value for the mortgage notes have been estimated using Level 3 inputs. Fair value for the interest rate swap has been estimated using Level 2 inputs. The carrying amount of accounts payable and other liabilities and other assets approximates fair value due to their short-term nature. For further discussion, please see Note 3, Item 8.

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

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2013 and 2012, respectively, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 8, Note 11).

The net (loss) income for the years ended March 31, 2013 and 2012 totaled $(967,365) and $970,124, respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years were recognized in the 11th through 13th years. The Partnership generated $8,276 of Tax Credits during each of the 2012 and 2011 tax years.

2013 vs. 2012

Rental income increased approximately 3% for the year ended March 31, 2013 as compared to the corresponding period ended March 31, 2012, primarily due to decreases in vacancies as well as rental rate increases at several Local Partnerships.

Total expenses, excluding loss on impairment of asset and change in fair value of interest rate swap, remained fairly consistent with a decrease of approximately 2% for the year ended March 31, 2013 as compared to the corresponding period ended March 31, 2012.

Change in fair value of interest rate swap decreased approximately $83,000 for the year ended March 31, 2013 as compared to the corresponding period in 2012, primarily due to the change in fair value of the interest rate swap agreement at one Local Partnership.

Loss on impairment of fixed assets amounted to approximately $5,333,000 and $0 for the years ended March 31, 2013 and 2012, respectively. At March 31, 2013 and 2012, cumulative impairment loss was approximately $33,280,000. See Note 3 in Item 8 for detailed discussion on impairments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Reports of Independent Registered Public Accounting Firms	12-23

	Consolidated Balance Sheets at March 31, 2013 and 2012	24

	Consolidated Statements of Operations for the Years Ended March 31, 2013 and 2012	25

	Consolidated Statements of Changes in Partners’ Deficit for the Years Ended March 31, 2013 and 2012	26

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2013 and 2012	27

	Notes to Consolidated Financial Statements	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Independence Tax Credit Plus L.P. IV and Subsidiaries

We have audited the accompanying consolidated balance sheet of Independence Tax Credit Plus L.P. IV and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2013, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the years ended March 31, 2013 (the 2012 Fiscal Year). Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements for five subsidiary partnerships whose losses aggregated $1,713,512 for the year ended March 31, 2013, and whose assets constituted 40% of the Partnership’s assets at March 31, 2013, presented in the accompanying consolidated financial statements. The financial statements for these five subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit, and the reports of the other auditors referred to above, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These two subsidiary partnerships’ net losses aggregated $329,681 (2012 Fiscal Year) and their assets aggregated $267,730 at March 31, 2013. Management’s plan in regard to this matter is also described in Note 12(b). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RAICH ENDE & MALTER CO. LLP

RAICH ENDE & MALTER CO. LLP

New York, New York

July 1, 2013

To the Partners

Independence Tax Credit Plus L.P. IV and Subsidiaries

We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) and Subsidiaries as of March 31, 2012 and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for the year ended March 31, 2012. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of five subsidiary partnerships, whose losses aggregated $382,469 for the year ended March 31, 2012, and whose assets constituted 55% of consolidated assets at March 31, 2012. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2012, and the results of their operations and their cash flows for the year ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

June 20, 2012

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner

Figueroa Senior Housing Limited Partnership

Los Angeles, California

I have audited the balance sheet of Figueroa Senior Housing Limited Partnership, at December 31, 2012, and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended. These financial statements are the responsibility of Figueroa Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership on December 31, 2012, and the results of its operations and its cash-flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford R. Benn, CPA

February 25, 2013

Torrance, California

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

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner

NNPHI Senior Housing Limited Partnership

Los Angeles, California

I have audited the balance sheet of NNPH1 Senior Housing Limited Partnership, at December 31, 2012, and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended. These financial statements are the responsibility of NNPHI Senior Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing Limited Partnership on December 31, 2012, and the results of its operations and its cash-flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford Benn, CPA

February 25, 2013

Torrance, California

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

[Letterhead of COHNREZNICK LLP.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

New Zion Apartments Limited Partnership

We have audited the accompanying balance sheet of New Zion Apartments Limited Partnership, HUD Project No. LA48E000011, as of September 26, 2012, and the related statements of operations, partners’ equity (deficit) and cash flows for the period January 1, 2012 through September 26, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Zion Apartments Limited Partnership as of September 26, 2012, and the results of its operations, the changes in partners’ equity (deficit), and cash flows for the period January 1, 2012 through September 26, 2012, in conformity with the basis of accounting discussed in note 1.

In accordance with Government Auditing Standards, we have also issued a report, dated May 23, 2013 on our consideration of New Zion Apartments Limited Partnership’s internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated May 23, 2013, on New Zion Apartments Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters applicable with certain transactions for certain nonmajor HUD-assisted programs. Those reports are an integral part of an audit in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The accompanying supplementary information on pages 23 through 36 is presented for purposes of additional analysis as required by the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ CohnReznick LLP
Baltimore, Maryland	Taxpayer Identification Number:
May 23, 2013	22-1478099

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

[Letterhead of COHNREZNICK, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying financial statements of Bakery Village Urban Renewal Associates, L.P., which comprise the balance sheet as of December 31, 2012, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ COHNREZNICK LLP

Baltimore, Maryland

February 26, 2013

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

Baltimore, Maryland

February 24, 2012

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Marlton Housing Partnership, L.P.

We have audited the accompanying balance sheet of Marlton Housing Partnership, L.P. as of June 11, 2012, and the related statements of operations, changes in partners’ deficit and cash flows for the period January 1, 2012 through June 11, 2012 (date of investor transfer). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlton Housing Partnership, L.P. as of June 11, 2012, and the results of its operations, the change in partners’ deficit and its cash flows for the period January 1, 2012 through June 11, 2012 (date of investor transfer), in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP

Baltimore, Maryland

September 19, 2012

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

/s/ REZNICK GROUP

Baltimore, Maryland

February 28, 2012

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012*

ASSETS

Operating assets
Property and equipment, at cost, less accumulated depreciation (Notes 2 and 4)	$5,268,589	$12,793,411
Cash and cash equivalents (Notes 2, 3 and 12 )	1,117,442	793,022
Cash held in escrow (Notes 2, 3 and 5)	1,299,719	1,565,843
Deferred costs – less accumulated amortization (Notes 2 and 6)	318,660	398,033
Due from local general partners and affiliates	662,083	522,314
Other assets	249,829	392,931

Total operating assets	8,916,322	16,465,554

Assets from discontinued operations (Note 11)
Property and equipment held for sale, net of accumulated depreciation (Note 4)	-	1,381,810
Net assets held for sale	-	411,857
Total assets from discontinued operations	-	1,793,667

Total assets	$8,916,322	$18,259,221

LIABILITIES AND PARTNERS’ DEFICIT

Operating liabilities
Mortgage notes payable (Notes 3 and 7)	$18,102,636	$22,839,106
Accounts payable and other liabilities	309,287	375,336
Accrued interest	4,350,317	5,963,032
Security deposits payable	261,472	299,493
Interest rate swap	69,000	76,000
Due to local general partners and affiliates (Note 8)	1,852,020	1,935,358
Due to general partner and affiliates (Note 8)	2,851,598	2,782,529

Total operating liabilities	27,796,330	34,270,854

Liabilities from discontinued operations (Note 11)
Mortgage notes payable of assets held for sale	-	562,445
Net liabilities held for sale	-	228,155
Total liabilities from discontinued operations	-	790,600

Total liabilities	27,796,330	35,061,454

Partners’ deficit
Limited partners (100,000 BACs authorized; 45,844 issued and outstanding)	(19,102,162)	(17,112,707)
General partners	(583,051)	(579,507)

Independence Tax Credit Plus L.P. IV total	(19,685,213)	(17,692,214)

Noncontrolling interests	805,205	889,981

Total partners’ deficit	(18,880,008)	(16,802,233)

Total liabilities and partners’ deficit	$8,916,322	$18,259,221

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31
	2013	2012*
Operations:
Revenues
Rental income	$4,078,159	$3,974,827
Other	98,284	92,917

Total revenues	4,176,443	4,067,744

Expenses
General and administrative	1,160,046	1,190,886
General and administrative-related parties (Note 8)	757,382	802,860
Repairs and maintenance	619,484	684,872
Operating and other	696,908	672,895
Real estate taxes	116,966	111,579
Insurance	153,681	145,580
Interest	920,906	935,614
Change in fair value of interest rate swap (Note 3)	(7,000)	76,000
Depreciation and amortization	696,815	695,384
Loss on impairment of assets (Note 4)	5,332,554	-

Total expenses	10,447,742	5,315,670

Loss from operations	(6,271,299)	(1,247,926)
Income from discontinued operations	5,303,934	2,218,050

Net (loss) income	(967,365)	970,124

Net loss attributable to noncontrolling interests from operations	14,217	1,206
Net income attributable to noncontrolling interests from discontinued operations	(1,056,403)	(46,333)

Net income attributable to noncontrolling interests	(1,042,186)	(45,127)

Net (loss) income attributable to Independence Tax Credit Plus L.P. IV	$(2,009,551)	$924,997

Loss from operations – limited partners	$(6,194,511)	$(1,234,253)
Income from discontinued operations – limited partners	4,205,056	2,150,000

Net (loss) income – limited partners	$(1,989,455)	$915,747

Number of BACs outstanding	45,844	45,844

Loss from operations- limited partners- per weighted average BAC	$(135.12)	$(26.92)
Income from discontinued operations- limited partners- per weighted average BAC	91.73	46.90

Net (loss) income - limited partners- per weighted average BAC	$(43.39)	$19.98

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

YEARS ENDED MARCH 31, 2013 and 2012

		Limited	General	Noncontrolling
	Total	Partners	Partners	Interests

Partners' (deficit) capital – April 1, 2011	$(17,672,455)	$(18,028,454)	$(588,757)	$944,756

Net income	970,124	915,747	9,250	45,127

Distributions	(99,902)	-	-	(99,902)

Partners' (deficit) capital– March 31, 2012	(16,802,233)	(17,112,707)	(579,507)	889,981

Net (loss) income	(967,365)	(1,989,455)	(20,096)	1,042,186

Distributions	(1,351,032)	-	-	(1,351,032)

Contributions- write-off of related party debt	240,622	-	16,552	224,070

Partners' (deficit) capital– March 31, 2013	$(18,880,008)	$(19,102,162)	$(583,051)	$805,205

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
	2013	2012*

Cash flows from operating activities:
Net (loss) income	$(967,365)	$970,124
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on sale of properties	(5,390,970)	(2,312,341)
Depreciation and amortization	780,076	863,525
Loss on impairment of assets	5,332,554	-
Interest rate swap	(7,000)	76,000
Changes in operating assets and liabilities:
Decrease in accounts payable	(26,204)	(36,363)
Increase in security deposit payable	11,848	23,343
Increase in accrued interest payable	377,393	71,573
Increase in cash held in escrow	(29,451)	(9,984)
Decrease (increase) in other assets	88,150	(24,810)
Increase in due from general partner and affiliates	(139,769)	(47,379)
Increase (decrease) in due to local general partners and affiliates	15,628	(5,601)
Increase in due to general partner and affiliates	95,195	295,447

Total adjustments	1,107,450	(1,106,590)

Net cash provided by (used in) operating activities	140,085	(136,466)

Cash flows from investing activities:
Proceeds from sale of properties	2,450,000	212,500
Costs related to sale of property	(493,370)	-
Acquisition of property and equipment	(30,078)	(48,223)
(Increase) decrease in cash held in escrow	(25,494)	97,872
Net advances to local general partners and affiliates	(39,529)	(102,249)

Net cash provided by investing activities	1,861,529	159,900

Cash flows from financing activities:
Principal payments of mortgage notes	(416,273)	(432,717)
(Increase) decrease in deferred costs	(10,401)	36
Distributions to noncontrolling interests	(1,351,032)	(99,902)

Net cash used in financing activities	(1,777,706)	(532,583)

Net increase (decrease) in cash and cash equivalents	223,908	(509,149)
Cash and cash equivalents at beginning of year	893,534	1,402,683
Cash and cash equivalents at end of year **	$1,117,442	$893,534

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$724,554	$711,551

* Reclassified for comparative purpose.

** Cash and cash equivalents at end of year includes cash and cash equivalents from discontinued operations of $0 and $100,512, respectively.

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$(1,956,630)	$(212,500)
Property and equipment, net of accumulated depreciation	2,862,699	46,091
Deferred costs	51,157	7,386
Other assets	65,499	19,169
Cash held in escrow	621,867	50,978
Accounts payable and other liabilities	(48,864)	(22,298)
Mortgage payable	(4,882,642)	(1,977,352)
Accrued interest	(1,993,390)	(315,963)
Due to local general partners and affiliates	(66,606)	101,951
Due to general partners and affiliates	(30,126)	-
Security deposits	(63,486)	(9,803)
Capital contributions- General Partner	49,552	-

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

NOTE 1 – General

Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) (the “Partnership”) was organized on February 22, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) is the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the managing member of the General Partner. For information on Centerline’s unaudited balance sheet for the most recent fiscal year, see http://sec.gov.

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

The Partnership had originally acquired limited partnership interests in fourteen subsidiary partnerships, all of which have been, or were, consolidated. The Partnership does not anticipate acquiring limited partnership interests in additional subsidiary partnerships. The Partnership’s investments in Local Partnerships represent from 98.99% to 99.89% interests.

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

NOTE 2 – Summary of Significant Accounting Policies

a) Basis of Accounting

For financial reporting purposes, the Partnership’s fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership’s fiscal year ends March 31 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

b) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and its eleven and twelve subsidiary partnerships for the years ended March 31, 2013 and 2012, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships (the “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Income attributable to noncontrolling interests amounted to approximately $(1,042,000) and $(45,000) for the years ended March 31, 2013 and 2012, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

d) Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The determination of asset impairment is a two-step process. First, management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis. If such estimates are below depreciated cost, management estimates fair value (using the fair market value based on comparative sales). The property is considered to be impaired when the depreciated cost exceeds estimated fair value.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale at March 31, 2013.

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

The Partnership has no material liability for unrecognized tax benefits and no material change to the beginning partners’ capital of the Partnership. As of and during the year ended March 31, 2013, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties.

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

Income tax returns for the years prior to 2009 are no longer subject to examination by tax authorities.

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

k) Recent Accounting Pronouncements

In February 2013, the FASB issued an accounting standards update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The Partnership evaluated the impact of adopting this standard and does not expect it to have a significant impact on its consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

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

The estimated fair value of mortgage notes payable has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

	At March 31, 2013		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount*	Fair Value

LIABILITIES:
Mortgage notes	$18,102,636	$10,388,375	$23,401,551	$13,194,441

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

MARCH 31, 2013 and 2012

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

Fixed swap – initial notional amount	$3,050,000
Fixed swap – current notional amount	2,939,900
Fixed rate	4.65%
Variable rate at December 31, 2012	3.75%
Termination date	September 1, 2015

Fair value for the interest rate swap is estimated using Level 2 inputs. At March 31, 2013 and 2012, the fair value of the interest rate swap was a reduction of the mortgage note liability of approximately $69,000 and $76,000, respectively.

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

NOTE 4 – Property and Equipment

The components of property and equipment from operations and their estimated useful lives are as follows:

			Estimated
	March 31,		Useful Lives
	2013	2012	(Years)

Land	$1,649,807	$1,836,795	-
Building and improvements	21,742,520	31,771,476	27.5-40
Furniture and fixtures	932,847	1,279,033	3-10
	24,325,174	34,887,304

Less: Accumulated depreciation	(19,056,585)	(22,093,893)

	$5,268,589	$12,793,411

Depreciation expense for the years ended March 31, 2013 and 2012 amounted to $663,015 and $661,583, respectively.

The components of property and equipment from discontinued operations and their estimated useful lives are as follows:

			Estimated
	March 31,		Useful Lives
	2013	2012	(Years)

Land	$-	$22,699	-
Building and improvements	-	2,784,590	27.5
Furniture and fixtures	-	83,578	7
	-	2,890,867

Less: Accumulated depreciation	-	(1,509,057)

	$-	$1,381,810

Depreciation expenses for the discontinued property and equipment for the years ended March 31, 2013 and 2012 amounted to $78,444 and $161,269, respectively. During the year ended March 31, 2013, there was a decrease in accumulated depreciation on dispositions in the amount of $5,287,824.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

Impairments

During the years ended March 31, 2013 and 2012, the Partnership performed a fair value analysis on all of its investments. Impairment of assets is a two-step process. First, management estimated amounts recoverable through future operations and sale of the Property on an undiscounted basis. If such estimates were below depreciated cost, Property investments themselves were reduced to estimated fair value (using the fair market value based on comparative sales). Each Local Partnership must continue to comply with its Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left on the remaining investments. Based on this analysis, the Partnership deemed the properties of the below Local Partnerships impaired and wrote them down to their estimated fair value, which resulted in $5,332,554 of losses on impairment for the year ended March 31, 2013. Impairments have been estimated using Level 3 inputs.

Impairments from operations recorded for the year ended March 31, 2013 are as follows:

Figueroa Senior Housing Limited Partnership	$1,707,888
NNPHI Senior Housing Limited Partnership	635,970
Bakery Village Urban Renewal Associates, L.P	2,157,000
GP Kaneohe Limited Partnership	561,000
KSD Village Apartments, Phase II, Ltd.	270,696

$5,332,554

NOTE 5 – Cash Held in Escrow

Cash held in escrow from operations consists of the following:

	March 31,
	2013	2012

Purchase price payments*	$123,250	$123,250
Real estate taxes, insurance and other	207,784	249,274
Reserve for replacements	705,807	887,466
Tenant security deposits	262,878	305,853

	$1,299,719	$1,565,843

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

Cash held in escrow from discontinued operations consists of the following:

	March 31,
	2013	2012

Real estate taxes, insurance and other	$-	$63,417
Reserve for replacements	-	219,396
Tenant security deposits	-	17,985

	$-	$300,798

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

	March 31,
	2013	2012	Period

Financing costs	$576,115	$1,033,278	10 through 50 years
Other deferred costs	-	153,522
	576,115	1,186,800
Less: Accumulated amortization	(257,455)	(788,767)

	$318,660	$398,033

Amortization expense for the years ended March 31, 2013 and 2012 amounted to $33,800 and $33,801, respectively. During the year ended March 31, 2013, fully amortized deferred costs and the related accumulated amortization of $479,826 was written off.

Amortization expense from discontinued operations for the years ended March 31, 2013 and 2012 amounted to $4,817 and $6,871, respectively. During the year ended March 31, 2013, there was a decrease in deferred costs and accumulated amortization of $141,260 and $90,103, respectively, related to discontinued operations.

NOTE 7 – Mortgage Notes Payable

The mortgage loans from operations are payable in aggregate monthly installments of approximately $127,000 including principal and interest with rates varying from 0% to 8.13% per annum and have maturity dates ranging from 2018 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships and the assignment of certain subsidiary partnerships’ rents and leases, and are without further recourse. Certain obligations are guaranteed by affiliates of the general partner.

Annual principal payments on the permanent debt requirements for mortgage notes payable from operations for each of the next five calendar years and thereafter are as follows:

Year Ending December 31,	Amount

2013	$343,141
2014	376,629
2015	380,355
2016	383,856
2017	416,012
Thereafter	16,202,643

$18,102,636

Accrued interest payable from operations amounted to approximately $4,350,000 and $5,963,000 as of March 31, 2013 and 2012, respectively. Accrued interest payable from discontinued operations as of March 31, 2013 and 2012 was approximately $0 and $3,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnership or through assumption by the buyer upon sale of the Partnership’s interest in the respective Local Partnership. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The mortgage agreements generally require monthly deposits to replacement reserves. Monthly deposits of approximately $13,000 from operations were made to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

A) Related Party Expenses

Expenses incurred to related parties from operations for the years ended March 31, 2013 and 2012 were as follows:

	Years Ended March 31,
	2013	2012*

Partnership management fees (a)	$218,900	$249,455
Expense reimbursement (b)	189,950	162,877
Local administrative fees (c)	31,000	87,000
Total general and administrative - General Partner	439,850	499,332

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	317,532	303,528
Total general and administrative-related parties	$757,382	$802,860

* Reclassifed for comparative purposes.

Expenses incurred to related parties from discontinued operations for the years ended March 31, 2013 and 2012 were as follows:

	Years Ended March 31,
	2013	2012*

Local administrative fees (c)	$4,000	$15,000

Total general and administrative – General Partner	4,000	15,000

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	39,505	59,261

Total general and administrative-related parties	$43,505	$74,261

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are accrued without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $2,544,000 and $2,388,000 were accrued and unpaid as of March 31, 2013 and 2012, respectively. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $37,000 and $127,000 were accrued and unpaid as of March 31, 2013 and 2012, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. Local administrative fees owed to Independence SLP IV L.P. amounting to $271,000 and $272,000 were accrued and unpaid as of March 31, 2013 and 2012, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of March 31, 2013 and 2012, the Partnership owed the General Partner and its affiliates approximately $0 and $191,000, respectively, for advances made by the General Partner and its affiliates to a Local Partnership. These advances represented historical amounts loaned in conjunction with the initial capital contributions to the Local Partnerships. These advances were forgiven during the year ended March 31, 2013 in conjunction with the sale of one Local Partnership (see Note 10).

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

B) Due to/from Local General Partners and Affiliates

Due to Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2013	2012*

Development fee payable	$1,441,171	$1,444,125
Consulting fee payable	50,000	50,000
Operating advances	356,212	430,987
Management and other fees	4,637	10,246

	$1,852,020	$1,935,358

* Reclassified for comparative purposes.

The amounts due to Local General Partners and affiliates from discontinued liabilities consist of the following:

	March 31,
	2013	2012

Management and other fees	$-	$7,169

Due from Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2013	2012

Local general partner loan receivable	$662,083	$522,314

NOTE 9 – Taxable Net Loss

A reconciliation of the consolidated financial statement net (loss) income to the income tax loss for the Partnership and its consolidated subsidiaries follows:

	Years Ended March 31,
	2013	2012

Net (loss) income attributable to Independence Tax Credit Plus L.P. IV	$(2,009,551)	$924,997

Differences between depreciation and amortization expense for financial reporting purposes and income tax purposes	(1,364,511)	(1,525,019)

Differences resulting from Partnership having a different fiscal year for tax and financial reporting purposes	(27,905)	(3,806)

Tax exempt interest income	(17)	(20)

Differences between gain on sale of properties for financial reporting purposes and gain on sale for income tax pruposes	(5,015,229)	(2,029,931)

Provision for loss on impairment	5,332,554	-

Other, including accruals for financial reporting purposes not deductible for tax purposes until paid	1,492,196	104,219

Net loss per income tax return	$(1,592,463)	$(2,529,560)

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

No provision for income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACs holders. Net income for financial statement purposes may differ significantly from taxable income reportable to BACs holders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its Partnership Agreement. In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities. At March 31, 2013, the tax basis net assets exceeded the financial statement net assets by approximately $19,600,000 due to depreciation differences, impairments of property and equipment, and related party accruals.

NOTE 10 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will take a number of years. During the fiscal year ended March 31, 2013, the Partnership sold its limited partnership interest in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. Through March 31, 2013, the Partnership has sold its limited partnership interest in four Local Partnerships, and the property and the related assets and liabilities of two Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On December 31, 2012, the Partnership sold its limited partnership interest in Belmont/McBride Apartments Limited Partnership (“Belmont”) to an affiliate of the Local General Partner for a sales price of $10. The sale resulted in a gain of approximately $2,646,000 resulting from the write-off of the basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended December 31, 2012. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $13,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner. An adjustment to the gain of approximately $58,000 was recorded during the quarter ended March 31, 2013, resulting in an overall gain of approximately $2,704,000.

On September 28, 2012, the property and the related assets and liabilities of New Zion Limited Partnership (“New Zion”) were sold to an unaffiliated third party purchaser for a sales price of $2,450,000.  The Partnership received $709,755 as distributions from this sale after the repayment of the mortgages, other liabilities, closing costs and distributions to other partners of approximately $1,740,000. (New Zion was owned approximately 58% by the Partnership and 42% by an affiliate of the Partnership under the same management) The sale resulted in a gain of approximately $883,000 which was recorded during the quarter ended September 30, 2012. In addition, the sale resulted in a write-off of operating advances of approximately $191,000 owed to an affiliate of the General Partner. The sale also resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $4,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner. Adjustments to the gain of approximately $(226,000) and $(4,000) were recorded during the quarters ended December 31, 2012 and March 31, 2013, resulting in an overall gain of approximately $653,000.

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

NOTE 11 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold. As of March 31, 2013, there were no assets classified as discontinued operations on the consolidated balance sheets. As of March 31, 2012, Sojourner Douglass, which was sold during the year ended March 31, 2012 and New Zion, which was classified as an asset held for sale, were classified as discontinued operations on the consolidated balance sheets.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

Consolidated Balance Sheets:

	March 31,	March 31,
	2013	2012

Assets

Property and equipment – less accumulated depreciation of $0 and $1,509,057, respectively	$-	$1,381,810
Cash and cash equivalents	-	100,512
Cash held in escrow	-	300,798
Other assets	-	10,547
Total assets	$-	$1,793,667

Liabilities
Mortgage notes payable	$-	$562,445
Accounts payable	-	9,017
Accrued interest payable	-	3,282
Security deposit payable	-	13,617
Due to local general partners and affiliates	-	7,169
Due to general partners and affiliates	-	195,070
Total liabilities	$-	$790,600

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 31, 2013, Belmont, Marlton and New Zion, which were sold during the year ended March 31, 2013, were classified as discontinued operations in the consolidated financial statements. For the year ended March 31, 2012, Sojourner Douglass, which was sold during the year ended March 31, 2012, and Belmont, Marlton and New Zion, in order to present comparable results to the year ended March 31, 2013, were classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2013	2012*

Revenues

Rental income	$888,797	$1,291,569
Other	21,797	28,244
Gain on sale of properties(Note 10)	5,390,970	2,312,341

Total revenues	6,301,564	3,632,154

Expenses
General and administrative	257,471	395,000
General and administrative-related parties (Note 8)	43,505	74,261
Repairs and maintenance	234,283	226,669
Operating and other	100,044	182,869
Taxes	27,394	41,631
Insurance	40,122	67,399
Interest	211,550	258,135
Depreciation and amortization	83,261	168,140

Total expenses	997,630	1,414,104

Income from discontinued operations	$5,303,934	$2,218,050

Noncontrolling interest in income of subsidiaries from discontinued operations	(1,056,403)	(46,333)

Income from discontinued operations – Independence Tax Credit Plus LP IV	$4,247,531	$2,171,717

Income from discontinued operations – limited partners	$4,205,056	$2,150,000

Number of BACs outstanding	45,844	45,844

Income from discontinued operations – limited partners- per weighted average BAC	$91.73	$46.90

* Reclassified for comparative purposes.

Cash flows from discontinued operations:

	Years Ended March 31,
	2013	2012*

Net cash (used in) provided by operating activities	$(274,145)	$2,148,064

Net cash provided by (used in) investing activities	$291,932	$(66,535)

Net cash used in financing activities	$(141,208)	$(2,089,311)

* Reclassified for comparative purposes.

NOTE 12 – Commitments and Contingencies

a)  Liquidity

At March 31, 2013, the Partnership’s liabilities exceeded assets by $18,880,008 and for the year ended March 31, 2013, the Partnership had a net loss of $(967,365), including gain on sale of properties of $5,390,970. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 8, partnership management fees of approximately $2,544,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments of all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

All of the mortgage payable balance of $18,102,636 and the accrued interest payable balance of $4,350,317 is of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of developing a plan to dispose of all of its investments. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships. The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period. Dispositions of any investment in a Local Partnership are not anticipated to impact the future results of liquidity or financial condition of the Partnership.

The Partnership has unconsolidated working capital reserves of approximately $563,000 at March 31, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $137,000 for the year ended March 31, 2013.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)  Subsidiary Partnerships – Going Concerns and Uncertainties

KSD Village Apartments, Phase II, Ltd. (“KSD II”)

The financial statements for the year ended December 31, 2012 for KSD II were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplated continuation of KSD II as a going concern. In prior years and in 2012, KSD II experienced financial difficulty because revenues are not sufficient to meet obligations. Operations have been financed in part by withholding management fee payments and operating reimbursements payable to the management agent, withholding monthly deposits to the reserve for replacements and operating loans from affiliates of the general partner.

During the year ended March 31, 2013, in accordance with ASC 360, Property, Plant and Equipment, the Partnership deemed the building of KSD II impaired and wrote it down to its fair value of zero, which resulted in a loss on impairment of approximately $271,000.  Fair value was obtained from an assessment made by management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years.

Kanisa Apartments, Ltd. (“First African”)

The financial statements for the year ended December 31, 2012 for First African were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplated continuation of First African as a going concern. In prior years and in 2012, First African experienced financial difficulty because revenues are not sufficient to meet obligations. Operations have been financed in part by withholding mortgage payments under deferred payment agreements, operating loans from affiliates of the general partner, and withholding management fees and operating reimbursements payable to the management agent.

c)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2013, there were no uninsured cash and cash equivalents.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of limited partnership of the Local Partnerships and/or the U.S. Department of Housing and Urban Development.

e)  Leases

Certain subsidiary partnerships have land lease arrangements whereby they are obligated to pay $1 per annum through June 2054.

f)  Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $494,074 and $467,200 for the years ended March 31, 2013 and 2012, respectively. Of these fees $357,037 and $362,789 were incurred to the Local General Partners for the years ended March 31, 2013 and 2012, respectively, which include $39,505 and $59,261 of fees relating to discontinued operations for the years ended March 31, 2013 and 2012, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

g)  Other

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate and poor economic conditions. The Partnership can also be affected by poor economic conditions generally; however, no more than 25% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. The Credit Period generally runs for ten years from the date it commenced with respect to each eligible Property. Because of the time required for the acquisition, completion and rent-up of Properties, as expected, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years were recognized in the 11th through 13th years. The Partnership generated $8,276 of Tax Credits during each of the 2012 and 2011 tax years. As of December 31, 2012, all the Local Partnerships have completed their Credit Periods. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2017 with respect to the Properties depending upon when the Compliance Period commenced.

h)  Subsequent Events

We evaluated all subsequent events from the balance sheet date through the issuance date of this report and determined that there were no events or transactions occurring during this subsequent event reporting period, which require recognition or disclosure in the financial statements.

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

(b)  Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2013. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2013, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies. Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level. Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

(c)  Changes in Internal Controls over Financial Reporting. During the period ended March 31, 2013, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ROBERT A. PACE, 40, is the Chief Financial Officer of RILLC and a Director of Centerline. Mr. Pace oversees the accounting operations of the General Partner, and is also responsible for overseeing the accounting operations of Centerline’s Affordable Housing Group. Mr. Pace joined Centerline’s predecessor in January of 2003 as an Assistant Controller. Prior to joining Centerline’s predecessor, Mr. Pace worked for KPMG in the financial services real estate group as an audit manager. He received a Bachelor of Science Degree from Wagner College in 1994 and is a Certified Public Accountant.

ROBERT L. LEVY, 47, is the President and Chief Executive Officer of RILLC and is also a managing trustee and President and Chief Operating Officer of Centerline. Mr. Levy was appointed as Chief Financial Officer of Centerline from November 2006 to May 2012 and was appointed its President and Chief Operating Officer in April 2010. He directs the day-to-day operations of Centerline and is also responsible for overseeing all of Centerline’s business and operations. Mr. Levy joined Centerline in November of 2001 as the Director of Capital Markets. From 1998 through 2001, he was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at the Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company. He received his Master’s in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

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

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of June 24, 2013 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each executive officer of the General Partner of RILLC and (iii) the directors and executive officers of the general partner of RILLC as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co LLP and Friedman LLP for professional services rendered for the audit of the Partnership’s annual consolidated financial statements for the years ended March 31, 2013 and 2012 and for the reviews of the financial information included in the Partnership’s quarterly reports on Form 10-Q for those years were $67,000 and $84,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
		Sequential Page

(a) 1.	Financial Statements

	Reports of Independent Registered Public Accounting Firms	12-23

	Consolidated Balance Sheets at March 31, 2013 and 2012	24

	Consolidated Statements of Operations for the years ended March 31, 2013 and 2012	25

	Consolidated Statements of Changes in Partners’ Deficit for the years ended March 31, 2013 and 2012	26

	Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012	27

	Notes to Consolidated Financial Statements	28

(a) 2.	Condensed Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm on Supplementary Information	48

	Schedule I - Condensed Financial Information of Registrant	50

	Schedule III - Real Estate and Accumulated Depreciation	53

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

(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(31.2)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(32.1)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

(32.2)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	+ Filed herewith.

PART IV

Item 15.	Exhibits, Financial Statement Schedules (continued).

(c)	Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

	Fawcett Street Limited Partnership	WA
	Figueroa Senior Housing Limited Partnership	CA
	NNPHI Senior Housing Limited Partnership	CA
	Bakery Village Urban Renewal Associates, L.P.	NJ
	GP Kaneohe Limited Partnership	HI
	KSD Village Apartments, Phase II, Ltd.	KY
	Kanisa Apartments, Ltd.	KY
	Guymon Housing Partners, L.P.	OK

(d)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	July 1, 2013		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	July 1, 2013		By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert A. Pace	Chief Financial Officer and Principal Accounting Officer of Related Independence L.L.C.
Robert A. Pace		July 1, 2013

/s/ Robert L. Levy	President (Chief Executive Officer) of Related Independence L.L.C.
Robert L. Levy		July 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To the Partners

Independence Tax Credit Plus L.P. IV and Subsidiaries

In connection with our audit of the consolidated financial statements of Independence Tax Credit Plus L.P. IV and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated July 1, 2013 on page 12, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2012 Fiscal Year and Schedule III at March 31, 2013. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These two subsidiary partnerships’ net losses aggregated $329,681 (2012 Fiscal Year) and their assets aggregated $267,730 at March 31, 2013. Management’s plan in regard to this matter is also described in Note 12(b). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RAICH ENDE & MALTER CO. LLP

RAICH ENDE & MALTER CO. LLP

New York, New York

July 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To the Partners

Independence Tax Credit Plus L.P. IV and Subsidiaries

Under date of June 20, 2012, we reported on the basic consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2012, and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for the year ended March 31, 2012.

In connection with our audit of the basic aforementioned consolidated financial statements, we have also audited supporting Schedule I as of March 31, 2012 and for the year ended March 31, 2012, and Schedule III as of March 31, 2012 and for the year ended March 31, 2012. These supporting schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these condensed schedules based on our audit. In our opinion, these condensed schedules present fairly, when read in conjunction with the basic consolidated financial statements, the financial data required to be set forth therein.

/s/ Friedman LLP

New York, New York

June 20, 2012

INDEPENDENCE TAX CREDIT PLUS L.P. IV

SCHEDULE I

CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

Condensed financial information of registrant (not including consolidated subsidiary partnerships)

CONDENSED BALANCE SHEETS

	March 31,
	2013	2012
ASSETS
Cash and cash equivalents	$588,467	$339,640
Investment in subsidiary partnerships	-	-
Cash held in escrow	123,250	123,250
Other assets	10,942	1,163,471

Total assets	$722,659	$1,626,361

LIABILITIES AND PARTNERS' DEFICIT

Due to general partner and affiliates	$2,580,861	$2,514,387
Other liabilities	48,996	70,809

Total liabilities	2,629,857	2,585,196

Partners’ deficit	(1,907,198)	(958,835)

Total liabilities and partners’ deficit	$722,659	$1,626,361

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

SCHEDULE I

CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2013	2012

Revenues

Other income	$1,000	$400

Expenses

Administrative and management	137,266	169,398
Administrative and management-related parties	408,850	412,332

Total expenses	546,116	581,730

Loss from operations	(545,116)	(581,330)

Gain on sale of investments in subsidiary partnerships	4,776,020	166,409

Equity in loss of subsidiary partnerships	(5,179,267)	-

Net loss	$(948,363)	$(414,921)

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

SCHEDULE I

CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2013	2012

Cash flows from operating activities:

Net loss	$(948,363)	$(414,921)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss on subsidiary partnerships	5,179,267	-
Gain on sale of investments in subsidiary partnerships	(4,776,020)	-
Increase in other assets	-	(577,712)
Increase in due to general partner and affiliates	66,474	311,334
Increase in other liabilities	(21,812)	(1,914)

Net cash used in operating activities	(500,454)	(683,213)

Cash flows from investing activities:

Decrease in cash held in escrow	-	215,000

Net cash provided by investing activities	-	215,000

Cash flows from financing activities:

Distributions from subsidiary partnerships	749,281	-

Net cash provided by financing activities	749,281	-

Net increase (decrease) in cash and cash equivalents	248,827	(468,213)

Cash and cash equivalents, beginning of year	339,640	807,853

Cash and cash equivalents, end of year	$588,467	$339,640

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

SCHEDULE III

CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2013

	Initial Cost to Partnership				Gross Amount at which Carried at Close of Period
				Cost							Life on which
				Capitalized							Depreciation in
				Subsequent to					Year of		Latest Income
			Buildings and	Acquisition:		Buildings and		Accumulated	Construction/	Date	Statements is
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation*	Renovation	Acquired	Computed

Apartment Complexes

Fawcett Street Limited Partnership
Tacoma, WA	1,693,409	390,654	4,247,465	(2,245,226)	396,383	1,996,510	2,392,893	$2,256,159	1996-97	June 1996	27.5 years
Figueroa Senior Housing Limited Partnership
Los Angeles, CA	2,924,698	279,000	4,978,250	(2,384,480)	291,377	2,581,393	2,872,770	2,845,696	1996-97	Nov. 1996	27.5 years
NNPHI Senior Housing Limited Partnership
Los Angeles, CA	3,835,978	709,657	6,135,419	(3,686,226)	715,387	2,443,463	3,158,850	3,001,834	1996-97	Dec. 1996	27.5 years
Belmont/McBride Apartments Limited Partnership (a)
Paterson, NJ	-	154,934	5,627,693	(5,782,627)	-	-	-	-	1997-98	Jan. 1997	27.5 years
New Zion Apartments Limited Partnership
Shreveport, LA (b)	-	20,000	2,688,770	(2,708,770)	-	-	-	-	1997-98	Oct. 1997	27.5 years
Bakery Village Urban Renewal Associates, L.P.
Montclair, NJ	3,673,781	50,000	14,912,416	(7,275,306)	52,699	7,634,411	7,687,110	5,569,624	1997-98	Dec. 1997	27.5 years
Marlton Housing Partnership, L.P. (a)
Philadelphia, PA	-	2,648	1,547,121	(1,549,769)	-	-	-	-	1998-99	May-98	27.5 years
GP Kaneohe Limited Partnership
Kaneohe, HI	2,939,900	-	3,306,828	(445,027)	613	2,861,188	2,861,801	1,293,723	1999-00	Jul-99	7-40 years
KSD Village Apartments, Phase II Ltd.
Danville, KY	309,577	-	887,539	(579,545)	612	307,382	307,994	343,164	1999-00	Jul-99	10-40 years
Kanisa Apartments Ltd.
Fayette County, KY	1,334,464	106,592	4,846,543	(3,623,757)	107,205	1,222,173	1,329,378	1,291,006	1998-99	Oct. 1999	5-40 years
Guymon Housing Partners, L.P.
Guymon, OK	1,390,829	84,918	4,238,907	(609,447)	85,531	3,628,847	3,714,378	2,455,379	1998-99	Oct. 1999	27.5 years
Less: discontinued operations and dispositions (a)(b)	-	(177,582)	(9,863,584)	10,041,166	-	-	-	-

	$18,102,636	$1,620,821	$43,553,367	$(20,849,014)	$1,649,807	$22,675,367	$24,325,174	$19,056,585

(a)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2013.
(b)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2013.

* Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership at the date of acquisition.

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

SCHEDULE III

CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2013

(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2013	2012	2013	2012

Balance at beginning of year	$34,887,304	$39,036,965	$22,093,893	$24,041,023
(Adjustment to) additions during year:
Land, building and improvements	30,078	48,223	-	-
Discontinuted operations, dispositions and impairments	(10,592,208)	(4,197,884)	(3,778,767)	(2,769,983)
Depreciation expense	-	-	741,459	822,853
Balance at close of year	$24,325,174	$34,887,304	$19,056,585	$22,093,893

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

- 54 -