Form 10-Q
period 2013-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2013-08-14
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $19,142,626 and $19,056,585, respectively)	$5,182,549	$5,268,589
Cash and cash equivalents	1,022,199	1,117,442
Cash held in escrow	1,337,381	1,299,719
Deferred costs (net of accumulated amortization of $265,844 and $257,455, respectively)	310,271	318,660
Due from local general partners and affiliates (Note 2)	628,942	662,083
Other assets	381,290	249,829

Total assets	$8,862,632	$8,916,322

LIABILITIES AND PARTNERS’ DEFICIT

Operating liabilities
Mortgage notes payable	$18,037,390	$18,102,636
Accounts payable	421,460	309,287
Accrued interest payable	4,441,327	4,350,317
Security deposits payable	269,490	261,472
Interest rate swap (Note 3)	62,000	69,000
Due to local general partners and affiliates (Note 2)	1,764,368	1,852,020
Due to general partners and affiliates (Note 2)	2,963,123	2,851,598

Total liabilities	27,959,158	27,796,330

Commitments and contingencies (Note 6)

Partners’ deficit

Limited partners (45,844 BACs issued and outstanding)	(19,285,600)	(19,102,162)
General partners	(584,904)	(583,051)

Independence Tax Credit Plus L.P. IV total	(19,870,504)	(19,685,213)

Noncontrolling interests	773,978	805,205

Total partners’ deficit	(19,096,526)	(18,880,008)

Total liabilities and partners’ deficit	$8,862,632	$8,916,322

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
	2013	2012 *

Revenues
Rental income	$1,047,584	$1,018,557
Other	5,623	11,738

Total revenues	1,053,207	1,030,295

Expenses
General and administrative	324,382	282,244
General and administrative-related parties (Note 2)	150,068	151,017
Repairs and maintenance	202,973	143,137
Operating and other	177,131	171,080
Real estate taxes	31,284	29,317
Insurance	40,011	35,892
Interest	225,639	229,107
Change in fair value of interest rate swap (Note 3)	(7,000)	1,000
Depreciation and amortization	94,430	173,368

Total expenses from operations	1,238,918	1,216,162

Loss from operations	(185,711)	(185,867)
Income from discontinued operations (including gain on sale of property) (Note 5)	-	2,144,484

Net (loss) income	(185,711)	1,958,617

Net loss (income) attributable to noncontrolling interests from operations	420	(67)
Net income attributable to noncontrolling interests from discontinued operations	-	(25,060)

Net loss (income) attributable to noncontrolling interests	420	(25,127)

Net (loss) income attributable to Independence Tax Credit Plus L.P. IV	$(185,291)	$1,933,490

Loss from operations – limited partners	(183,438)	(184,075)
Income from discontinued operations – limited partners	-	2,098,230

Net (loss) income – limited partners	$(183,438)	$1,914,155

Number of BACs outstanding	45,844	45,844

Loss from operations per weighted average BAC	$(4.00)	$(4.02)
Income from discontinued operations per weighted average BAC	-	45.77

Net (loss) income per weighted average BAC	$(4.00)	$41.75

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Deficit

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ deficit – April 1, 2013	$(18,880,008)	$(19,102,162)	$(583,051)	$805,205

Net loss	(185,711)	(183,438)	(1,853)	(420)

Distributions	(30,807)	-	-	(30,807)

Partners’ deficit – June 30, 2013	$(19,096,526)	$(19,285,600)	$(584,904)	$773,978

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(185,711)	$1,958,617
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	94,430	195,128
Gain on sale of property	-	(2,125,079)
Change in fair value of rate swap	(7,000)	1,000
Changes in assets and liabilities:
Increase in cash held in escrow	(63,362)	(136,750)
Decrease (increase) in due from local general partners and affiliates	33,141	(5,216)
(Increase) decrease in other assets	(131,461)	16,245
Increase in accounts payable	112,172	30,807
Increase in accrued interest payable	91,010	105,955
Increase in security deposit payable	8,018	31,969
Decrease in due to local general partners and affiliates	(4,395)	(145)
Increase in due to general partner and affiliates	111,525	114,120

Total adjustments	244,078	(1,771,966)

Net cash provided by operating activities	58,367	186,651

Cash flows from investing activities:
Decrease in cash held in escrow	25,700	70,633
Net repayments to local general partners and affiliates	(83,257)	(131,111)

Net cash used in investing activities	(57,557)	(60,478)

Cash flows from financing activities:
Repayments of mortgage notes	(65,246)	(91,321)
Increase in deferred costs	-	(600)
Distributions to noncontrolling interests	(30,807)	(90,077)

Net cash used in financing activities	(96,053)	(181,998)

Net decrease in cash and cash equivalents	(95,243)	(55,825)
Cash and cash equivalents at beginning of period	1,117,442	893,534
Cash and cash equivalents at end of period*	$1,022,199	$837,709

Summarized below are the components of the gain on sale of property:
Property and equipment, net of accumulated depreciation	$-	$49,715
Deferred costs	-	14,112
Other assets	-	18,963
Cash held in escrow	-	55,433
Accounts payable	-	4,171
Mortgage payable	-	(1,849,000)
Accrued interest	-	(370,798)
Security deposits	-	(9,475)
Due to local general partners and affiliates	-	(38,200)

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $0 and $34,939, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 1 – General

The consolidated financial statements, as of June 30, 2013, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and eight other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits. Some of the Properties may also be eligible for the historic rehabilitation tax credits. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the manager of the general partner of the General Partner. For information on Centerline’s unaudited balance sheet for the most recent fiscal year, see http://sec.gov. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s first fiscal quarter ends June 30th. The first quarter for all subsidiaries ends March 31st. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1st through June 30th. The Partnership’s fiscal quarter ends three months after the subsidiaries in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The net loss (income) attributable to noncontrolling interests amounted to approximately $500 and $(25,000) for the three months ended June 30, 2013 and 2012, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2013.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2013, the results of its operations and its cash flows for the three months ended June 30, 2013 and 2012. However, the operating results and cash flows for the three months ended June 30, 2013 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting standards update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The adoption of this standard did not have a significant impact on these consolidated financial statements.

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

The costs incurred to related parties from operations for the three months ended June 30, 2013 and 2012 were as follows:

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

	Three Months Ended
	June 30,
	2013	2012 *

Partnership management fees (a)	$47,000	$69,575
Expense reimbursement (b)	57,944	36,274
Local administrative fee (c)	8,000	8,000

Total general and administrative-General Partners	112,944	113,849
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	37,124	37,168

Total general and administrative-related parties	$150,068	$151,017

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended
	June 30,
	2013	2012 *

Local administrative fee (c)	$-	$3,000

Total general and administrative-General Partner	-	3,000

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	-	16,452

Total general and administrative-related parties	$-	$19,452

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $2,591,000 and $2,544,000 were accrued and unpaid as of June 30, 2013 and March 31, 2013, respectively. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $95,000 and $37,000 were accrued and unpaid as of June 30, 2013 and March 31, 2013, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. Local administrative fees owed to Independence SLP IV L.P. amounting to $277,000 and $271,000 were accrued and unpaid as of June 30, 2013 and March 31, 2013, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

B) Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	June 30,	March 31,
	2013	2013

Development fee payable	$1,441,171	$1,441,171
Consulting fee payable	50,000	50,000
Operating advances	272,955	356,212
Management and other fees	242	4,637

	$1,764,368	$1,852,020

Due from Local General Partners and affiliates from operating assets consists of the following:

	June 30,	March 31,
	2013	2013

Local general partner loan receivable	$628,942	$662,083

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

	At June 30, 2013		At March 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$18,037,390	$10,341,024	$18,102,636	$10,388,375

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

Fixed swap – initial notional amount	$3,050,000
Fixed swap – current notional amount	2,927,000
Fixed rate	4.65%
Variable rate at March 31, 2013	3.75%
Termination date	September 1, 2015

Fair value for the interest rate swap is estimated using Level 2 inputs. At March 31, 2013, the fair value of the interest rate swap was approximately $62,000.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 4 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will continue to take a number of years. Through June 30, 2013, the Partnership has sold its limited partnership interest in four Local Partnerships and the property and the related assets and liabilities of two Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its eight remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three months ended June 30, 2013, there were no properties classified as discontinued operations in the consolidated financial statements. For the three months ended June 30, 2012, Marlton which was sold during the period and Belmont and New Zion, which were sold during the year ended March 31, 2013, in order to present comparable results to the three months ended June 30, 2013, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

Three Months Ended
June 30,
2012 *

Revenues

Rental income	$299,144
Other	10,039
Gain on sale of property (Note 4)	2,125,079

Total revenue	2,434,262

Expenses
General and administrative	82,945
General and administrative-related parties (Note 2)	19,452
Repairs and maintenance	53,260
Operating and other	31,479
Real estate taxes	8,064
Insurance	12,313
Interest	60,506
Depreciation and amortization	21,759

Total expenses	289,778

Income from discontinued operations	2,144,484

Noncontrolling interest in income of subsidiaries from discontinued operations	(25,060)

Income from discontinued operations – Independence Tax Credit Plus IV	$2,119,424

Income from discontinued operations – limited partners	$2,098,230

Number of BACs outstanding	45,844

Income from discontinued operations per weighted average BAC	$45.77

* Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

Cash Flows from Discontinued Operations:

	Three Months Ended
	June 30,
	2013	2012 *

Net cash provided by operating activities	$-	$1,301,573

Net cash provided by investing activities	$-	$500,893

Net cash used in financing activities	$-	$(1,877,136)

* Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a) Liquidity

At June 30, 2013, the Partnership’s liabilities exceeded assets by $19,096,526 and for the three months ended June 30, 2013, the Partnership had net loss of $(185,711). These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $2,591,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage payable balance of $18,037,390 and the accrued interest payable balance of $4,441,327 is of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of developing a plan to dispose of all of its investments. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships. The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period. Dispositions of any investment in a Local Partnership are not anticipated to impact the future results of liquidity or financial condition of the Partnership.

The Partnership has unconsolidated working capital reserves of approximately $565,000 at June 30, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $34,000 for the three months ended June 30, 2013.

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

e) Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $58,919 and $80,132 for the three months ended June 30, 2013 and 2012, respectively. Of these fees, $37,124 and $53,620 were incurred to the Local General Partners for the three months ended June 30, 2013 and 2012, respectively, which include $0 and $16,452 of fees relating to discontinued operations for the three months ended June 30, 2013 and 2012, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

f) Other

The Partnership is subject to risks incidental to potential losses arising from the management and ownership of real estate. The Partnership can also be affected by poor economic conditions generally; however no more than (25%) of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

g) Subsequent Events

The Partnership evaluated all subsequent events from the date of the balance sheet through the issuance date of this report and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships of which, approximately $148,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow). The Partnership is currently in the process of developing a plan to dispose of all its investments. Through June 30, 2013, the Partnership has sold its limited partnership interests in four Local Partnerships and the property and the related assets and liabilities of two Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its eight remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions. Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership. During the three months ended June 30, 2013, and 2012, distributions from operations of the Local Partnerships amounted to approximately $21,000 and $12,000, respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the three months ended June 30, 2013, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $95,000. This decrease was due to repayment of mortgage notes ($65,000), net repayments to local general partners and affiliates ($83,000) and distributions to noncontrolling interests ($31,000), which exceeded a decrease in cash held in escrow relating to investing activities ($26,000) and net cash provided by operating activities ($58,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($94,000) and a change from interest rate swap of approximately ($7,000).

Total expenses from operations for the three months ended June 30, 2013, and 2012, excluding depreciation and amortization, interest, unrealized change in interest rate swap and general and administrative-related parties, totaled $775,781 and $661,670, respectively.

Accounts payable from operations as of June 30, 2013 and March 31, 2013 were $421,460 and $309,287, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of June 30, 2013 and March 31, 2012 was $4,441,327 and $4,350,317, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $565,000 at June 30, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At June 30, 2013, the Partnership’s liabilities exceeded assets by $19,096,526 and for the three months ended June 30, 2013, the Partnership had net loss of $(185,711). However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of the respective Local Partnerships, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,591,000 and $2,544,000 were accrued and unpaid as of June 30, 2013, and March 31, 2013, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

The Partnership’s liquidity considerations are discussed in Note 6a in Item 1.

Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of any existing contingencies is not anticipated to impact future liquidity or the financial condition of the Partnership in a material way. However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before expiration of the Compliance Period.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of certain accounting estimates considered critical by the Partnership. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2013

Property and Equipment

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale as of June 30, 2013.

During the three months ended June 30, 2013, the Partnership has not recorded any loss on impairment of assets. Through June 30, 2013, the Partnership has recorded approximately $33,280,000 as an aggregate loss on impairment of property.

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

Results of Operations

The results of operations for the three months ended June 30, 2013 and 2012, consisted primarily of the results of the Partnership’s investment in Local Partnerships. The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 3% for the three months ended June 30, 2013, as compared to the corresponding period in 2012, primarily due to an increase in occupancies and rental rates at several Local Partnerships.

Total expenses, excluding general and administrative, repairs and maintenance, depreciation and amortization and unrealized loss on interest rate swap remained fairly consistent, with an increase of approximately 1% for the three months ended June 30, 2013 as compared to the corresponding period in 2012.

General and administrative expenses increased approximately $42,000 for the three months ended June 30, 2013, as compared to the corresponding period in 2012, primarily due to an increase in repairs, maintenance and office salaries at one Local Partnership and an increase in printing fees at the Partnership level.

Repairs and maintenance expense increased approximately $60,000 for the three months ended June 30, 2013 as compared to the corresponding period in 2012, primarily due to window and door replacements at one Local Partnership and parking lot improvements at a second Local Partnership.

Depreciation and amortization decreased approximately $79,000 for the three months ended June 30, 2013 as compared to the corresponding period in 2012, primarily due to reduction of the property and equipment as a result of a loss on impairment of assets recorded during the year ended March 31, 2013 at five Local Partnerships.

Change in fair value of interest rate swap decreased approximately $8,000 for the three months ended June 30, 2013 as compared to the corresponding period in 2012, primarily due to the change in fair value of the interest rate swap agreement at one Local Partnership.

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

(b) Changes in Internal Controls over Financial Reporting. During the period ended June 30, 2013, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	August 14, 2013		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	August 14, 2013		By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

- 18 -