Form 10-Q
period 2013-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2013-11-14
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $13,362,634 and $19,056,585, respectively)	$4,864,107	$5,268,589
Cash and cash equivalents	946,580	1,117,442
Cash held in escrow	1,020,467	1,299,719
Deferred costs (net of accumulated amortization of $267,309 and $257,455, respectively)	294,559	318,660
Due from local general partners and affiliates (Note 2)	38,509	662,083
Other assets	367,388	249,829

Total operating assets	7,531,610	8,916,322

Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $5,849,111 and $0, respectively	249,323	-
Net assets held for sale	1,022,564	-
Total assets from discontinued operations	1,271,887	-

Total assets	$8,803,497	$8,916,322

LIABILITIES AND PARTNERS’ DEFICIT

Operating liabilities
Mortgage notes payable	$11,167,881	$18,102,636
Accounts payable	270,550	309,287
Accrued interest payable	149,351	4,350,317
Security deposits payable	217,796	261,472
Interest rate swap (Note 3)	54,000	69,000
Due to local general partners and affiliates (Note 2)	1,834,601	1,852,020
Due to general partners and affiliates (Note 2)	2,983,667	2,851,598

Total operating liabilities	16,677,846	27,796,330

Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	6,747,498	-
Net liabilities held for sale	4,578,065	-
Total liabilities from discontinued operations	11,325,563	-

Total liabilities	28,003,409	27,796,330

Commitments and contingencies (Note 7)

Partners’ deficit

Limited partners (45,844 BACs issued and outstanding)	(19,388,452)	(19,102,162)
General partners	(585,942)	(583,051)

Independence Tax Credit Plus L.P. IV total	(19,974,394)	(19,685,213)

Noncontrolling interests	774,482	805,205

Total partners’ deficit	(19,199,912)	(18,880,008)

Total liabilities and partners’ deficit	$8,803,497	$8,916,322

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012 *	2013	2012 *

Revenues
Rental income	$863,959	$843,612	$1,723,046	$1,676,381
Other	22,228	14,929	31,498	37,911

Total revenues	886,187	858,541	1,754,544	1,714,292

Expenses
General and administrative	296,550	215,983	537,568	420,397
General and administrative-related parties (Note 2)	135,732	184,274	284,550	333,791
Repairs and maintenance	103,896	122,313	281,915	237,432
Operating and other	142,927	127,113	304,230	281,276
Real estate taxes	23,315	24,290	50,634	49,380
Insurance	27,935	26,695	57,556	51,927
Interest	138,348	142,518	276,031	285,525
Change in fair value of interest rate swap (Note 3)	(8,000)	-	(15,000)	1,000
Depreciation and amortization	76,895	120,829	170,120	241,658

Total expenses from operations	937,598	964,015	1,947,604	1,902,386

Loss from operations	(51,411)	(105,474)	(193,060)	(188,094)
(Loss) income from discontinued operations (including gain on sale of properties) (Note 6)	(51,975)	712,425	(96,037)	2,753,662

Net (loss) income	(103,386)	606,951	(289,097)	2,565,568

Net income attributable to noncontrolling interests from operations	(561)	(459)	(188)	(638)
Net loss (income) attributable to noncontrolling interests from discontinued operations	57	(435,912)	104	(460,860)

Net income attributable to noncontrolling interests	(504)	(436,371)	(84)	(461,498)

Net (loss) income attributable to Independence Tax Credit Plus L.P. IV	$(103,890)	$170,580	$(289,181)	$2,104,070

Loss from operations – limited partners	(51,452)	(104,874)	(191,316)	(186,845)
(Loss) income from discontinued operations – limited partners	(51,400)	273,748	(94,974)	2,269,874

Net (loss) income – limited partners	$(102,852)	$168,874	$(286,290)	$2,083,029

Number of BACs outstanding	45,844	45,844	45,844	45,844

Loss from operations– limited partners-per weighted average BAC	$(1.12)	$(2.29)	$(4.17)	$(4.08)
(Loss) income from discontinued operations– limited partners- per weighted average BAC	(1.12)	5.98	(2.07)	49.52

Net (loss) income– limited partners- per weighted average BAC	$(2.24)	$3.69	$(6.24)	$45.44

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Deficit

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ deficit – April 1, 2013	$(18,880,008)	$(19,102,162)	$(583,051)	$805,205

Net (loss) income	(289,097)	(286,290)	(2,891)	84

Distributions	(30,807)	-	-	(30,807)

Partners’ deficit – September 30, 2013	$(19,199,912)	$(19,388,452)	$(585,942)	$774,482

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(289,097)	$2,565,568
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	171,940	389,522
Gain on sale of properties	-	(2,917,069)
Change in fair value of rate swap	(15,000)	1,000
Changes in assets and liabilities:
Increase in cash held in escrow	(60,284)	(85,479)
(Increase) decrease in due from local general partners and affiliates	(3,000)	42,761
(Increase) decrease in other assets	(143,113)	47,596
Increase (decrease) in accounts payable	54,751	(122,582)
Increase in accrued interest payable	142,388	106,599
Increase in security deposit payable	14,320	7,410
(Decrease) increase in due to local general partners and affiliates	(4,395)	11,683
Increase in due to general partner and affiliates	215,295	263,945

Total adjustments	372,902	(2,254,614)

Net cash provided by operating activities	83,805	310,954

Cash flows from investing activities:
Decrease in cash held in escrow	34,842	7,780
Proceeds from sale of property	-	2,450,000
Costs paid relating to sale of property	-	(547,846)
Net repayments to local general partners and affiliates	(13,024)	(122,770)

Net cash provided by investing activities	21,818	1,787,164

Cash flows from financing activities:
Repayments of mortgage notes	(187,257)	(235,806)
Distributions to noncontrolling interests	(30,807)	(1,289,447)

Net cash used in financing activities	(218,064)	(1,525,253)

Net (decrease) increase in cash and cash equivalents	(112,441)	572,865
Cash and cash equivalents at beginning of period	1,117,442	893,534
Cash and cash equivalents at end of period*	$1,005,001	$1,466,399

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of property- net	$-	$(1,902,154)
Property and equipment, net of accumulated depreciation	-	1,431,525
Deferred costs	-	191,199
Other assets	-	13,835
Cash held in escrow	-	89,087
Accounts payable	-	86,830
Mortgage payable	-	(2,378,968)
Accrued interest	-	(386,661)
Security deposits	-	(23,562)
Due to local general partners and affiliates	-	(38,200)

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $58,421 and $109,002, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 1 – General

The consolidated financial statements, as of September 30, 2013, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and eight other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits. Some of the Properties may also be eligible for the historic rehabilitation tax credits. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), the ultimate parent of the manager of the general partner of the General Partner. For information on Centerline’s unaudited balance sheet for the most recent fiscal year, see http://sec.gov. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

The net income attributable to noncontrolling interests amounted to approximately $500 and $436,000 and $100 and $461,000 for the three and six months ended September 30, 2013 and 2012, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2013, the results of its operations for the three and six months ended September 30, 2013 and 2012 and its cash flows for the six months ended September 30, 2013 and 2012. However, the operating results and cash flows for the six months ended September 30, 2013 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting standards update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The impact of adopting this standard did not have a significant impact on these consolidated financial statements.

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

The costs incurred to related parties from operations for the three and six months ended September 30, 2013 and 2012 were as follows:

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012 *	2013	2012 *

Partnership management fees (a)	$47,000	$66,550	$94,000	$136,125
Expense reimbursement (b)	47,637	74,350	105,581	110,624
Local administrative fee (c)	4,250	6,700	11,000	13,200

Total general and administrative-General Partners	98,887	147,600	210,581	259,949
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	36,845	36,674	73,969	73,842

Total general and administrative-related parties	$135,732	$184,274	$284,550	$333,791

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012 *	2013	2012 *

Local administrative fee (c)	$3,750	$5,300	$5,000	$9,800

Total general and administrative-General Partner	3,750	5,300	5,000	9,800

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	-	14,898	-	31,350

Total general and administrative-related parties	$3,750	$20,198	$5,000	$41,150

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $2,638,000 and $2,544,000 were accrued and unpaid as of September 30, 2013 and March 31, 2013, respectively. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $143,000 and $37,000 were accrued and unpaid as of September 30, 2013 and March 31, 2013, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. Local administrative fees owed to Independence SLP IV L.P. amounting to $286,000 and $271,000 were accrued and unpaid as of September 30, 2013 and March 31, 2013, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

B) Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	September 30,	March 31,
	2013	2013

Development fee payable	$1,441,171	$1,441,171
Consulting fee payable	50,000	50,000
Operating advances	343,188	356,212
Management and other fees	242	4,637

	$1,834,601	$1,852,020

Due from Local General Partners and affiliates from operating assets consists of the following:

	September 30,	March 31,
	2013	2013

Local general partner loan receivable	$38,509	$662,083

Due from Local General Partners and affiliates from discontinued assets consist of the following:

	September 30,	March 31,
	2013	2013

Local general partner loan receivable	$626,574	$-

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

Mortgage Notes Payable, Accrued Interest and Interest Rate Swap Agreement

The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described as follows:

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

September 30, 2013

(Unaudited)

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

	At September 30, 2013		At March 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$17,915,379	$10,293,030	$18,102,636	$10,388,375

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

Fixed swap – initial notional amount	$3,050,000
Fixed swap – current notional amount	2,914,000
Fixed rate	4.65%
Variable rate at June 30, 2013	3.75%
Termination date	September 1, 2015

Fair value for the interest rate swap is estimated using Level 2 inputs. At June 30, 2013, the fair value of the interest rate swap was approximately $54,000.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 4 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will continue to take a number of years. Through September 30, 2013, the Partnership has sold its limited partnership interest in four Local Partnerships and the property and the related assets and liabilities of two Local Partnerships have been sold. In addition, as of September 30, 2013, the Partnership had entered into agreements to sell its limited partnership interests in two Local Partnerships. Subsequently, the property and the related assets and liabilities of one Local Partnership were sold (see Note 7). There can be no assurance as to when the Partnership will dispose of its seven remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

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

NOTE 5 – Assets Held for Sale

On August 19, 2013, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Figueroa Senior Housing Limited Partnership (“Figueroa”) to an unaffiliated third party purchaser for a sales price of $214,264. As of September 30, 2013, Figueroa had property and equipment, at cost, of approximately $2,718,000, which was fully depreciated; and mortgage debt of approximately $2,918,000.  During the quarter ended September 30, 2013, the Partnership received $10,000 as a deposit since the sale is contingent upon a new bond financing of the Apartment Complex issued by the City of Los Angeles. The sale is expected to be consummated during the quarter ending December 31, 2013.

On August 19, 2013, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in NNPHI Senior Housing Limited Partnership (“Normandie”) to an unaffiliated third party purchaser for a sales price of $120,788. As of September 30, 2013, Figueroa had property and equipment, at cost, of approximately $2,996,000, which was fully depreciated; and mortgage debt of approximately $3,829,000.  During the quarter ended September 30, 2013, the Partnership received $10,000 as a deposit since the sale is contingent upon a new bond financing of the Apartment Complex issued by the City of Los Angeles. The sale is expected to be consummated during the quarter ending December 31, 2013.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold. As of September 30, 2013, Figueroa and Normandie were classified as discontinued operations on the consolidated balance sheets. As of March 31, 2013, there were no assets classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	September 30,	March 31,
	2013	2013

Assets
Property and equipment – less accumulated depreciation of $5,849,111 and $0, respectively	$249,323	$-
Cash and cash equivalents	58,421	-
Cash held in escrow	304,694	-
Due from Local General Partners and affiliates (Note 2)	626,574	-
Deferred costs, net of accumulated amortization of $6,926 and $0, respectively	7,321	-
Other assets	25,554	-
Total assets	$1,271,887	$-

Liabilities
Mortgage notes payable	$6,747,498	$-
Accounts payable	93,489	-
Accrued interest payable	4,343,354	-
Security deposit payable	57,996	-
Due to general partners and affiliates	83,226	-
Total liabilities	$11,325,563	$-

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 30, 2013, Figueroa and Normandie, which were classified as assets held for sale, were classified as discontinued operations in the consolidated financial statements. For the three and six months ended September 30, 2012, Marlton and New Zion, which were sold during the period, Belmont, which was sold during the year ended March 31, 2013, and Figueroa and Normandie, in order to present comparable results to the six months ended September 30, 2013, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012 *	2013	2012 *

Revenues

Rental income	$206,349	$486,707	$394,846	$971,639
Other	(4,718)	24,793	(8,365)	35,282
Gain on sale of properties(Note 4)	-	791,990	-	2,917,069

Total revenue	201,631	1,303,490	386,481	3,923,990

Expenses
General and administrative	111,013	154,090	194,377	326,559
General and administrative-related parties (Note 2)	3,750	20,198	5,000	41,150
Repairs and maintenance	17,762	106,411	42,716	187,689
Operating and other	19,204	60,454	35,032	108,850
Real estate taxes	2,697	9,587	6,662	21,878
Insurance	10,740	18,995	21,130	41,968
Interest	87,825	147,764	175,781	294,370
Depreciation and amortization	615	73,566	1,820	147,864

Total expenses	253,606	591,065	482,518	1,170,328

(Loss) income from discontinued operations	(51,975)	712,425	(96,037)	2,753,662

Noncontrolling interest in loss (income) of subsidiaries from discontinued operations	57	(435,912)	104	(460,860)

(Loss) income from discontinued operations – Independence Tax Credit Plus IV	$(51,918)	$276,513	$(95,933)	$2,292,802

(Loss) income from discontinued operations – limited partners	$(51,400)	$273,748	$(94,974)	$2,269,874

Number of BACs outstanding	45,844	45,844	45,844	45,844

(Loss) income from discontinued operations– limited partners- per weighted average BAC	$(1.12)	$5.98	$(2.07)	$49.52

* Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

Cash Flows from Discontinued Operations:

	Six Months Ended
	September 30,
	2013	2012 *

Net cash provided by operating activities	$14,732	$397,076

Net cash (used in) provided by investing activities	$(17,861)	$1,984,248

Net cash used in financing activities	$(13,178)	$(2,446,890)

* Reclassified for comparative purposes.

NOTE 7 – Commitments and Contingencies

a) Liquidity

At September 30, 2013, the Partnership’s liabilities exceeded assets by $19,199,912, liabilities from operations exceeded assets from operations by $9,146,236, and for the six months ended September 30, 2013, the Partnership incurred a net loss of $(289,097). These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $2,638,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage payable balance of $17,915,379 and the accrued interest payable balance of $4,492,705 is of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of developing a plan to dispose of all of its investments. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships. The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period. Dispositions of any investment in a Local Partnership are not anticipated to impact the future results of liquidity or financial condition of the Partnership.

At September 30, the total liabilities from operations amounted to approximately $16,678,000, whereas total assets from operations amounted to approximately $7,532,000. The Partnership has unconsolidated working capital reserves of approximately $479,000 at September 30, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $116,000 for the six months ended September 30, 2013.

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

e) Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $57,542 and $98,978 and $116,461 and $179,110 for the three and six months ended September 30, 2013 and 2012, respectively. Of these fees, $36,845 and $51,572 and $73,969 and $105,192 were incurred to the Local General Partners for the three and six months ended September 30, 2013 and 2012, respectively, which include $0 and $14,898 and $0 and $31,350 of fees relating to discontinued operations for the three and six months ended September 30, 2013 and 2012, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013

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

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced (generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants). Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years were recognized in the 11th through 13th years. As of December 31, 2012, all the Local Partnerships had completed their Credit Periods. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2017 with respect to the Properties depending upon when the Compliance Period commenced.

g) Subsequent Events

The Partnership evaluated all subsequent events from the date of the balance sheet through the issuance date of this report. There were no events or transactions occurring during the subsequent event reporting period, other than Guymon as disclosed below, which require recognition or disclosure in the consolidated financial statements.

Guymon Housing Partners, L.P.

On October 4, 2013, the property and the related assets and liabilities of Guymon Housing Partners, L.P. (“Guymon”) were sold to an affiliate of the Local General Partner for a sales price of $2,200,000. The Partnership received $184,000 as distributions and the sale will result in a gain of approximately $212,000, which will be recognized on the Partnership’s Form 10-Q for the quarter ending December 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships of which, approximately $148,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow). The Partnership is currently in the process of developing a plan to dispose of all its investments. Through September 30, 2013, the Partnership has sold its limited partnership interests in four Local Partnerships and the property and the related assets and liabilities of two Local Partnerships have been sold. In addition, as of September 30, 2013, the Partnership had entered into agreements to sell its limited partnership interests in two Local Partnerships. Subsequently, the property and the related assets and liabilities of one Local Partnership were sold (see Note 7). There can be no assurance as to when the Partnership will dispose of its seven remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions. Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership. During the six months ended September 30, 2013, and 2012, distributions from operations of the Local Partnerships amounted to approximately $21,000 and $12,000, respectively. In addition, during the six months ended September 30, 2013, and 2012, distributions to the Partnership from sales proceeds amounted to approximately $0 and 664,000, respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the six months ended September 30, 2013, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $112,000. This decrease was due to repayment of mortgage notes ($187,000), net repayments to local general partners and affiliates ($13,000) and distributions to noncontrolling interests ($31,000), which exceeded a decrease in cash held in escrow relating to investing activities ($35,000) and net cash provided by operating activities ($84,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($172,000) and a change from interest rate swap of approximately ($15,000).

Total expenses from operations for the three and six months ended September 30, 2013, and 2012, excluding depreciation and amortization, interest, unrealized change in interest rate swap and general and administrative-related parties, totaled $594,623 and $516,394 and $1,231,903 and $1,040,412, respectively.

Accounts payable from operations as of September 30, 2013 and March 31, 2013 were $270,550 and $309,287, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accounts payable from discontinued operations totaled $93,489 and $0 as of September 30, 2013 and March 31, 2013, respectively. Accrued interest payable from operations as of September 30, 2013 and March 31, 2012 was $149,351 and $4,350,317, respectively. Accrued interest payable from discontinued operations totaled $4,343,354 and $0 as of September 30, 2013 and March 31, 2013, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $479,000 at September 30, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At September 30, 2013, the Partnership’s liabilities exceeded assets by $19,199,912, liabilities from operations exceeded assets from operations by $9,146,236, and for the six months ended September 30, 2013, the Partnership incurred a net loss of $(289,097). However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of the respective Local Partnerships, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,638,000 and $2,544,000 were accrued and unpaid as of September 30, 2013, and March 31, 2013, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

The Partnership’s liquidity considerations are discussed in Note 7a in Item 1.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership had originally invested the proceeds of its Offering in 14 Local Partnerships, all of which had their Tax Credits fully in place during the Credit Periods. As of December 31, 2012, all the Local Partnerships had completed their Credit Periods. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2017 with respect to the Properties depending upon when the Compliance Period commenced.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are two assets classified as property and equipment-held for sale as of September 30, 2013.

During the six months ended September 30, 2013, the Partnership did not record any loss on impairment of assets. Through September 30, 2013, the Partnership has recorded approximately $33,280,000 as an aggregate loss on impairment of property.

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

Results of Operations

The results of operations for the three and six months ended September 30, 2013 and 2012, consisted primarily of the results of the Partnership’s investment in Local Partnerships. The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 2% and 3% for the three and six months ended September 30, 2013, as compared to the corresponding periods in 2012, primarily due to an increase in occupancies and rental rates at several Local Partnerships.

Total expenses, excluding general and administrative, general and administrative-related parties, operating, repairs and maintenance, depreciation and amortization and unrealized loss on interest rate swap remained fairly consistent, with an decrease of approximately 2% and less than 1% for the three and six months ended September 30, 2013, as compared to the corresponding periods in 2012.

General and administrative expenses increased approximately $81,000 and $117,000 for the three and six months ended September 30, 2013, as compared to the corresponding periods in 2012, primarily due to an increase in repairs, maintenance and office salaries at one Local Partnership, an increase in consulting fees at a second Local Partnership and an increase in audit fees at the Partnership level.

General and administrative-related parties’ expenses decreased approximately $49,000 for both the three and six months ended September 30, 2013, as compared to the corresponding periods in 2012, primarily due to a decrease in partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level.

Repairs and maintenance expense decreased approximately $18,000 and increased approximately $44,000 for the three and six months ended September 30, 2013, as compared to the corresponding periods in 2012. The three months decrease is primarily due to a decrease in fire system inspection and repairs at one Local Partnership and a decrease in carpet replacement and door replacements at a second Local Partnership. The six months increase is primarily due to window and door replacements at one Local Partnership and parking lot improvements at a second Local Partnership.

Operating expenses increased approximately $16,000 and $23,000 for the three and six months ended September 30, 2013, as compared to the corresponding periods in 2012, primarily due to an overall increase in utility expenses at several Local Partnerships.

Depreciation and amortization decreased approximately $44,000 and $72,000 for the three and six months ended September 30, 2013, as compared to the corresponding periods in 2012, primarily due to reduction of the property and equipment as a result of a loss on impairment of assets recorded during the year ended March 31, 2013 at five Local Partnerships.

Change in fair value of interest rate swap decreased approximately $8,000 and $16,000 for the three and six months ended September 30, 2013, as compared to the corresponding periods in 2012, primarily due to the change in fair value of the interest rate swap agreement at one Local Partnership.

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

(b) Changes in Internal Controls over Financial Reporting. During the period ended September 30, 2013, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	November 14, 2013		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	November 14, 2013		By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

- 19 -