Form 10-Q
period 2013-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2014-02-19
CIK 940329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	March 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $16,744,771 and $19,056,585, respectively)	$3,743,526	$5,268,589
Cash and cash equivalents	1,054,238	1,117,442
Cash held in escrow	1,139,748	1,299,719
Deferred costs (net of accumulated amortization of $282,624 and $257,455, respectively)	293,491	318,660
Due from local general partners and affiliates (Note 2)	665,345	662,083
Other assets	426,483	249,829

Total assets	$7,322,831	$8,916,322

LIABILITIES AND PARTNERS’ DEFICIT

Operating liabilities
Mortgage notes payable	$16,522,071	$18,102,636
Accounts payable	364,776	309,287
Accrued interest payable	4,567,380	4,350,317
Security deposits payable	220,380	261,472
Interest rate swap (Note 3)	44,000	69,000
Due to local general partners and affiliates (Note 2)	1,834,601	1,852,020
Due to general partners and affiliates (Note 2)	3,007,230	2,851,598

Total liabilities	26,560,438	27,796,330

Commitments and contingencies (Note 7)

Partners’ deficit

Limited partners (45,844 BACs issued and outstanding)	(18,420,361)	(19,102,162)
General partners	(576,164)	(583,051)

Independence Tax Credit Plus L.P. IV total	(18,996,525)	(19,685,213)

Noncontrolling interests	(241,082)	805,205

Total partners’ deficit	(19,237,607)	(18,880,008)

Total liabilities and partners’ deficit	$7,322,831	$8,916,322

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012 *	2013	2012 *

Revenues
Rental income	$832,805	$833,943	$2,576,243	$2,550,931
Other	12,429	9,639	40,983	39,518

Total revenues	845,234	843,582	2,617,226	2,590,449

Expenses
General and administrative	229,387	286,057	900,994	799,110
General and administrative-related parties (Note 2)	112,834	109,816	380,996	426,180
Repairs and maintenance	70,922	192,140	372,127	454,770
Operating and other	113,555	109,703	353,428	343,785
Real estate taxes	25,118	24,712	75,539	73,688
Insurance	31,667	30,436	97,274	92,615
Interest	232,254	219,083	638,891	631,408
Change in fair value of interest rate swap (Note 3)	(10,000)	(3,000)	(25,000)	(2,000)
Depreciation and amortization	50,213	146,582	168,734	439,745

Total expenses from operations	855,950	1,115,529	2,962,983	3,259,301

Loss from operations	(10,716)	(271,947)	(345,757)	(668,852)
Income from discontinued operations (including gain on sale of properties) (Note 6)	124,383	2,398,671	170,327	5,361,145

Net income (loss)	113,667	2,126,724	(175,430)	4,692,293

Net (income) loss attributable to noncontrolling interests from operations	(817)	117	(892)	(320)
Net loss (income) attributable to noncontrolling interests from discontinued operations	865,019	(628,344)	865,010	(1,089,405)

Net loss (income) attributable to noncontrolling interests	864,202	(628,227)	864,118	(1,089,725)

Net income attributable to Independence Tax Credit Plus L.P. IV	$977,869	$1,498,497	$688,688	$3,602,568

Loss from operations – limited partners	(11,417)	(269,112)	(343,183)	(662,480)
Income from discontinued operations – limited partners	979,508	1,752,624	1,024,984	4,229,022

Net income – limited partners	$968,091	$1,483,512	$681,801	$3,566,542

Number of BACs outstanding	45,844	45,844	45,844	45,844

Loss from operations– limited partners-per weighted average BAC	$(0.25)	$(5.87)	$(7.49)	$(14.45)
Income from discontinued operations– limited partners- per weighted average BAC	21.36	38.23	22.36	92.25

Net income– limited partners- per weighted average BAC	$21.11	$32.36	$14.87	$77.80

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Deficit

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ deficit – April 1, 2013	$(18,880,008)	$(19,102,162)	$(583,051)	$805,205

Net (loss) income	(175,430)	681,801	6,887	(864,118)

Distributions	(182,169)	-	-	(182,169)

Partners’ deficit – December 31, 2013	$(19,237,607)	$(18,420,361)	$(576,164)	$(241,082)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(175,430)	$4,692,293
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	248,320	583,430
Gain on sale of properties	(165,728)	(5,336,670)
Change in fair value of rate swap	(25,000)	(2,000)
Changes in assets and liabilities:
Increase in cash held in escrow	(55,340)	(161,516)
(Increase) decrease in due from local general partners and affiliates	(3,262)	46,136
(Increase) decrease in other assets	(243,859)	57,272
Increase (decrease) in accounts payable	67,672	(72,200)
Increase in accrued interest payable	224,860	225,360
Increase (decrease) in security deposit payable	10,918	(7,293)
(Decrease) increase in due to local general partners and affiliates	(4,395)	5,117
Increase in due to general partner and affiliates	160,357	343,974

Total adjustments	214,543	(4,318,390)

Net cash provided by operating activities	39,113	373,903

Cash flows from investing activities:
Decrease in cash held in escrow	48,495	5,353
Proceeds from sale of property	2,200,000	2,450,000
Costs paid relating to sale of property	(1,891,888)	(493,370)
Net repayments to local general partners and affiliates	(13,024)	(122,770)

Net cash provided by investing activities	343,583	1,839,213

Cash flows from financing activities:
Repayments of mortgage notes	(263,731)	(345,289)
Distributions to noncontrolling interests	(182,169)	(1,323,452)

Net cash used in financing activities	(445,900)	(1,668,741)

Net (decrease) increase in cash and cash equivalents	(63,204)	544,375
Cash and cash equivalents at beginning of period	1,117,442	893,534
Cash and cash equivalents at end of period	$1,054,238	$1,437,909

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of property- net	$(308,112)	$(1,956,630)
Property and equipment, net of accumulated depreciation	1,301,913	2,881,691
Deferred costs	-	52,097
Other assets	67,205	42,520
Cash held in escrow	166,816	648,554
Accounts payable	(12,184)	(46,974)
Mortgage payable	(1,316,834)	(4,877,431)
Accrued interest	(7,797)	(1,969,487)
Security deposits	(52,010)	(45,298)
Due to local general partners and affiliates	-	(60,732)
Due to general partners and affiliates	(4,725)	(26,126)
Capital contribution- General Partner	-	21,146

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

(Unaudited)

NOTE 1 – General

The consolidated financial statements, as of December 31, 2013, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and eight other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits. Some of the Properties may also be eligible for the historic rehabilitation tax credits. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”), which was managed by an affiliate of Centerline Holding Company (“Centerline”). On June 12, 2013, Centerline and an affiliate of Hunt Companies, Inc. (“Hunt”) entered into an agreement and plan of merger. On November 14, 2013, the shareholders of Centerline approved the acquisition of Centerline by an affiliate of Hunt Capital Partners, LLC, the affordable housing division affiliate of Hunt. Hunt is the ultimate parent of the manager of the general partner of the General Partner. For information on Hunt, see www.huntcompanies.com. The information contained on, or connected to, Hunt’s website is not incorporated by reference into this Form 10-Q. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

The net loss (income) attributable to noncontrolling interests amounted to approximately $864,000 and $(628,000) and $864,000 and $(1,090,000) for the three and nine months ended December 31, 2013 and 2012, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Partnership as of December 31, 2013, the results of its operations for the three and nine months ended December 31, 2013 and 2012 and its cash flows for the nine months ended December 31, 2013 and 2012. However, the operating results and cash flows for the nine months ended December 31, 2013 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting standards update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The adoption of this standard had no impact on the Partnership’s consolidated financial statements.

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

The costs incurred to related parties from operations for the three and nine months ended December 31, 2013 and 2012 were as follows:

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012 *	2013	2012 *

Partnership management fees (a)	$44,000	$35,775	$138,000	$171,900
Expense reimbursement (b)	41,682	41,996	147,263	152,620
Local administrative fee (c)	5,500	6,000	18,500	19,500

Total general and administrative-General Partners	91,182	83,771	303,763	344,020
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	21,652	26,045	77,233	82,160

Total general and administrative-related parties	$112,834	$109,816	$380,996	$426,180

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012 *	2013	2012 *

Local administrative fee (c)	$1,500	$4,000	$4,500	$13,500

Total general and administrative-General Partner	1,500	4,000	4,500	13,500

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	9,283	20,922	27,671	69,999

Total general and administrative-related parties	$10,783	$24,922	$32,171	$83,499

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $2,675,000 and $2,544,000 were accrued and unpaid as of December 31, 2013 and March 31, 2013, respectively. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $42,000 and $37,000 were accrued and unpaid as of December 31, 2013 and March 31, 2013, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. Local administrative fees owed to Independence SLP IV L.P. amounting to $289,000 and $271,000 were accrued and unpaid as of December 31, 2013 and March 31, 2013, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of December 31, 2013 and March 31, 2013, the Partnership owed $1,000 and $0, respectively, to the General Partner for expenses it paid on its behalf.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

(Unaudited)

B) Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	December 31,	March 31,
	2013	2013

Development fee payable	$1,441,171	$1,441,171
Consulting fee payable	50,000	50,000
Operating advances	343,188	356,212
Management and other fees	242	4,637

	$1,834,601	$1,852,020

Due from Local General Partners and affiliates from operating assets consists of the following:

	December 31,	March 31,
	2013	2013

Local general partner loan receivable	$665,345	$662,083

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

(Unaudited)

	At December 31, 2013		At March 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$16,522,071	$9,479,856	$18,102,636	$10,388,375

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

Fixed swap – initial notional amount	$3,050,000
Fixed swap – current notional amount	2,901,000
Fixed rate	4.65%
Variable rate at September 30, 2013	3.75%
Termination date	September 1, 2015

Fair value for the interest rate swap is estimated using Level 2 inputs. At September 30, 2013, the fair value of the interest rate swap was approximately $44,000.

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

NOTE 4 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will continue to take a number of years. During the nine months ended December 31, 2013, one Local Partnership sold its property and the related assets and liabilities. Through December 31, 2013, the Partnership has sold its limited partnership interest in four Local Partnerships and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its seven remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

(Unaudited)

On October 4, 2013, the property and the related assets and liabilities of Guymon Housing Partners, L.P. (“Guymon”) were sold to an affiliate of the Local General Partner for a sales price of $2,200,000.  The Partnership received $188,875 as distributions from this sale after the repayment of the mortgages, other liabilities, closing costs and distributions to other partners of approximately $2,011,000. The sale resulted in a gain of approximately $166,000 which was recorded during the quarter ended December 31, 2013.

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

On September 28, 2012, the property and the related assets and liabilities of New Zion Limited Partnership (“New Zion”) were sold to an unaffiliated third party purchaser for a sales price of $2,450,000.  The Partnership received $663,560 as distributions from this sale after the repayment of the mortgages, other liabilities, closing costs and distributions to other partners of approximately $1,786,000. The sale resulted in a gain of approximately $883,000 which was recorded during the quarter ended September 30, 2012. In addition, the sale resulted in a write-off of operating advances of approximately $191,000 owed to an affiliate of the General Partner. An adjustment to the gain of approximately $(226,000) was recorded during the quarter ended December 31, 2012, resulting in an overall gain of approximately $657,000

On June 11, 2012, the Partnership sold its limited partnership interest in Marlton Housing Partnership, L.P (“Marlton”) to an affiliate of the Local General Partner for a sales price of $1. The sale resulted in a gain of approximately $2,125,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended June 30, 2012. An adjustment to the gain of approximately $(91,000) was recorded during the quarter ended September 30, 2012, resulting in an overall gain of approximately $2,034,000.

NOTE 5 – Assets Held for Sale

On August 19, 2013, the Partnership had entered into assignment and assumption agreements to sell its limited partnership interest in (i) Figueroa Senior Housing Limited Partnership (“Figueroa”) to an unaffiliated third party purchaser for the sale price of $214,264 and (ii) NNPHI Senior Housing Limited Partnership (“Normandie”) to an unaffiliated third party purchaser for a sales price of $120,788.  During the quarter ended December 31, 2013, negotiations fell through on both contracts and they are no longer under contract for sale.  Management has determined that the sale of these two properties might not be likely in the near future, and as such, they have been reclassified from discontinued operations into continuing operations.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

(Unaudited)

NOTE 6 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 31, 2013, Guymon, which was sold during the period, was classified as discontinued operations in the consolidated financial statements. For the three and nine months ended December 31, 2012, Belmont, Marlton and New Zion, which were sold during the period, and Guymon, in order to present comparable results to the nine months ended December 31, 2013, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012 *	2013	2012 *

Revenues

Rental income	$187,813	$412,259	$562,267	$1,343,291
Other	(7,366)	(22,246)	(12,787)	21,068
Gain on sale of properties(Note 4)	165,728	2,419,601	165,728	5,336,670

Total revenue	346,175	2,809,614	715,208	6,701,029

Expenses
General and administrative	50,166	88,251	110,504	322,152
General and administrative-related parties (Note 2)	10,783	24,922	32,171	83,499
Repairs and maintenance	37,734	74,573	61,160	237,064
Operating and other	58,876	77,998	158,265	234,042
Real estate taxes	3,437	8,664	10,312	30,946
Insurance	5,163	15,730	18,242	47,446
Interest	29,466	73,479	74,641	241,049
Depreciation and amortization	26,167	47,326	79,586	143,686

Total expenses	221,792	410,943	544,881	1,339,884

Income from discontinued operations	124,383	2,398,671	170,327	5,361,145

Noncontrolling interest in loss (income) of subsidiaries from discontinued operations	865,019	(628,344)	865,010	(1,089,405)

Income from discontinued operations – Independence Tax Credit Plus IV	$989,402	$1,770,327	$1,035,337	$4,271,740

Income from discontinued operations – limited partners	$979,508	$1,752,624	$1,024,984	$4,229,022

Number of BACs outstanding	45,844	45,844	45,844	45,844

Income from discontinued operations– limited partners- per weighted average BAC	$21.36	$38.23	$22.36	$92.25

* Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

(Unaudited)

Cash Flows from Discontinued Operations:

	Nine Months Ended
	December 31,
	2013	2012 *

Net cash provided by operating activities	$2,746,525	$1,296,962

Net cash provided by investing activities	$241,826	$3,611,972

Net cash used in financing activities	$(3,013,895)	$(5,034,517)

* Reclassified for comparative purposes.

NOTE 7 – Commitments and Contingencies

a) Liquidity

At December 31, 2013, the Partnership’s liabilities exceeded assets by $19,237,607, and for the nine months ended December 31, 2013, the Partnership incurred a net loss of $(175,430). These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $2,675,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage payable balance of $16,522,071 and the accrued interest payable balance of $4,567,380 is of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of developing a plan to dispose of all of its investments. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships. The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period. Dispositions of any investment in a Local Partnership are not anticipated to impact the future results of liquidity or financial condition of the Partnership.

The Partnership has unconsolidated working capital reserves of approximately $489,000 at December 31, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $160,000 for the nine months ended December 31, 2013.

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

e) Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $57,542 and $82,315 and $171,831 and $261,425 for the three and nine months ended December 31, 2013 and 2012, respectively. Of these fees, $30,935 and $46,967 and $104,904 and $152,159 were incurred to the Local General Partners for the three and nine months ended December 31, 2013 and 2012, respectively, which include $9,283 and $20,922 and $27,671 and $69,999 of fees relating to discontinued operations for the three and nine months ended December 31, 2013 and 2012, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

(Unaudited)

f) Other

The Partnership is subject to risks incidental to potential losses arising from the management and ownership of real estate. The Partnership can also be affected by poor economic conditions generally; however no more than (29%) of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships of which, approximately $148,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow). The Partnership is currently in the process of developing a plan to dispose of all its investments. During the nine months ended December 31, 2013, one Local Partnership sold its property and the related assets and liabilities. Through December 31, 2013, the Partnership has sold its limited partnership interests in four Local Partnerships and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its seven remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions. Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership. During the nine months ended December 31, 2013, and 2012, distributions from operations of the Local Partnerships amounted to approximately $21,000 and $40,000, respectively. In addition, during the nine months ended December 31, 2013, and 2012, distributions to the Partnership from sales proceeds amounted to approximately $189,000 and $710,000, respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the nine months ended December 31, 2013, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $63,000. This decrease was due to repayment of mortgage notes ($263,000), net repayments to local general partners and affiliates ($13,000) and distributions to noncontrolling interests ($182,000), which exceeded proceeds from a sale of property, net of closing costs ($308,000), a decrease in cash held in escrow relating to investing activities ($48,000) and net cash provided by operating activities ($39,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($248,000) and a change from interest rate swap of approximately ($25,000).

Total expenses from operations for the three and nine months ended December 31, 2013, and 2012, excluding depreciation and amortization, interest, unrealized change in interest rate swap and general and administrative-related parties, totaled $470,649 and $643,048 and $1,799,362 and $1,763,968, respectively.

Accounts payable from operations as of December 31, 2013 and March 31, 2013 were $364,776 and $309,287, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of December 31, 2013 and March 31, 2012 was $4,567,380 and $4,350,317, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $489,000 at December 31, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At December 31, 2013, the Partnership’s liabilities exceeded assets by $19,237,607 and for the nine months ended December 31, 2013, the Partnership incurred a net loss of $(175,430). However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of the respective Local Partnerships, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,675,000 and $2,544,000 were accrued and unpaid as of December 31, 2013, and March 31, 2013, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are two assets classified as property and equipment-held for sale as of December 31, 2013.

During the nine months ended December 31, 2013, the Partnership did not record any loss on impairment of assets. Through December 31, 2013, the Partnership has recorded approximately $33,280,000 as an aggregate loss on impairment of property.

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

Results of Operations

The results of operations for the three and nine months ended December 31, 2013 and 2012, consisted primarily of the results of the Partnership’s investment in Local Partnerships. The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 1% for the three and nine months ended December 31, 2013, as compared to the corresponding periods in 2012, primarily due to an increase in occupancies and rental rates at several Local Partnerships.

Total expenses, excluding general and administrative, general and administrative-related parties, repairs and maintenance, depreciation and amortization and unrealized loss on interest rate swap remained fairly consistent, with an increase of approximately 5% and 1% for the three and nine months ended December 31, 2013, as compared to the corresponding periods in 2012.

General and administrative expenses decreased approximately $57,000 and increased approximately $102,000 for the three and nine months ended December 31, 2013, as compared to the corresponding periods in 2012. The three month decrease is primarily due to a decrease in legal and other consulting fees at one Local Partnership. The nine month increase is primarily due to an increase in repairs, maintenance and office salaries at one Local Partnership and an increase in audit fees at the Partnership level.

General and administrative-related parties’ expenses decreased approximately $45,000 for nine months ended December 31, 2013, as compared to the corresponding period in 2012, primarily due to a decrease in partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level.

Repairs and maintenance expense decreased approximately $121,000 and $83,000 for the three and nine months ended December 31, 2013, as compared to the corresponding periods in 2012, primarily due to a decrease in fire system inspection and repairs at one Local Partnership and a decrease in carpet replacement and door replacements at a second Local Partnership.

Depreciation and amortization decreased approximately $96,000 and $271,000 for the three and nine months ended December 31, 2013, as compared to the corresponding periods in 2012, primarily due to reduction of the property and equipment as a result of a loss on impairment of assets recorded during the year ended March 31, 2013 at five Local Partnerships.

Change in fair value of interest rate swap decreased approximately $7,000 and $23,000 for the three and nine months ended December 31, 2013, as compared to the corresponding periods in 2012, primarily due to the change in fair value of the interest rate swap agreement at one Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures. The Principal Executive Officer and Chief Financial Officer of Related Independence L.L.C, the general partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)  Changes in Internal Controls over Financial Reporting. During the period ended December 31, 2013, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults upon Senior Securities. – None

Item 4.	Mine Safety Disclsoures. – None

Item 5.	Other Information. – On November 14, 2013, Robert A. Pace resigned as a Chief Financial Officer and Principal Accounting Officer and was subsequently replaced by Mark B. Hattier. Also, on November 14, 2013, Robert L. Levy resigned as President and Chief Executive Officer and was subsequently replaced by Alan T. Fair.

Item 6.	Exhibits.

	(4)	Form of Amended and Restated Agreement of Limited Partnership of the Partnership (attached to the Prospectus as Exhibit A)*

	(10A)	Form of Subscription Agreement (attached to the Prospectus as Exhibit B)*

	(10B)	Form of Escrow Agreement between the Partnership and the Escrow Agent**

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests**

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships**

	(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	(32.2)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	*	Incorporated herein by reference to the final Prospectus as filed pursuant to Rule 424 under the Securities Act of 1933.

	**	Filed as an exhibit to the Registration Statement on Form S-11 of the Partnership (File No. 33-89968) and incorporated herein by reference thereto.

	+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	February 19, 2014		By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer and Principal Accounting Officer

Date:	February 19, 2014		By:	/s/ Alan T. Fair
Alan T. Fair
President and Principal Executive Officer

- 18 -