Form 10-K
period 2014-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2014-07-01
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2013 was $(19,388,000), based on Limited Partner equity as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business.

General

Independence Tax Credit Plus L.P. IV (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on February 22, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the managing member of the General Partner. On June 12, 2013, Centerline and an affiliate of Hunt Companies, Inc. (“Hunt”) entered into an agreement and plan of merger. On November 14, 2013, the shareholders of Centerline approved the acquisition of Centerline by an affiliate of Hunt Capital Partners, LLC, the affordable housing division affiliate of Hunt. Since November 14, 2013, Hunt has been the ultimate parent of CAHA.

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

The Partnership’s initial business was to invest in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit. As of March 31, 2014, the Partnership had originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships of which approximately $148,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not intend to acquire interests in additional Local Partnerships, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. The Partnership is currently invested in seven Local Partnerships. The Partnership’s investment in each Local Partnership represents from 98.99% to 99.89%. See Item 2, Properties, below.

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will take a number of years. During the fiscal year ended March 31, 2014, one Local Partnership sold its property and related assets and liabilities. Through March 31, 2014, the Partnership has sold its limited partnership interest in four Local Partnerships, and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (using the fair market value based on comparative sales). During the year ended March 31, 2014, the Partnership recorded approximately $2,406,000 as an aggregate loss on impairment of assets. Through March 31, 2014, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of assets.

There can be no assurance that the Partnership will achieve its investment objectives, as described above, and it is unlikely that the Partnership will meet objectives 2 and 3, also as noted above.

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

Sale of Underlying Local Partnerships

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will take a number of years. During the fiscal year ended March 31, 2014, one Local Partnership sold its property and the related assets and liabilities. Through March 31, 2014, the Partnership has sold its limited partnership interest in four Local Partnerships, and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On October 4, 2013, the property and the related assets and liabilities of Guymon Housing Partners, L.P. (“Guymon”) were sold to an affiliate of the Local General Partner for a sales price of $2,200,000. The Partnership received $188,875 as a distribution from this sale after the repayment of the mortgages, other liabilities, closing costs and distributions to other partners of approximately $2,011,000. The sale resulted in a gain of approximately $166,000 which was recorded during the quarter ended December 31, 2013. An adjustment to the gain of approximately $653,000 was recorded during the quarter ended March 31, 2014, resulting in an overall gain of approximately $819,000.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Partnership’s investment in each of the remaining seven Local Partnerships represents 98.99% or 99.89% of the partnership interests in each Local Partnership. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the Local General Partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships in which it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 15. Schedule III.

Local Partnership Schedule

Name and Location		Percentage of Units Occupied at May 1,
(Number of Units)	Date Acquired	2014	2013	2012	2011	2010

BX-8A Team Associates, L.P.
Bronx, NY (41)	October 1995	(b)	(b)	(b)	(b)	(b)

Westminster Park Plaza
(a California Limited Partnership)
Los Angeles, CA (130)	June 1996	(a)	(a)	(a)	(a)	(a)

Fawcett Street Limited Partnership
Tacoma, WA (60)	June 1996	97%	95%	98%	98%	95%

Figueroa Senior Housing Limited Partnership
Los Angeles, CA (66)	November 1996	89%	97%	97%	96%	98%

NNPHI Senior Housing Limited Partnership
Los Angeles, CA (75)	December 1996	92%	98%	96%	82%	100%

Belmont/McBride Apartments Limited Partnership
Paterson, NJ (42)	January 1997	(d)	(d)	76%	74%	81%

Sojourner Douglass, L.P.
Paterson, NJ (20)	February 1997	(c)	(c)	(c)	85%	95%

New Zion Apartments Limited Partnership
Shreveport, LA (100)	October 1997	(e)	(e)	100%	94%	94%

Bakery Village Urban Renewal Associates, L.P.
Montclair, NJ (125)	December 1997	96%	100%	100%	98%	96%

Marlton Housing Partnership, L.P.
(a Pennsylvania limited partnership)
Philadelphia, PA (25)	May 1998	(d)	(d)	100%	100%	100%

GP Kaneohe Limited Partnership
Kaneohe, HI (44)	July 1999	98%	98%	98%	100%	100%

KSD Village Apartments, Phase II, Ltd.
Danville, KY (16)	July 1999	94%	88%	69%	88%	93%

Kanisa Apartments, Ltd.
Fayette County, KY (59)	October 1999	98%	88%	83%	95%	63%

Guymon Housing Partners, L.P.
Guymon, OK (92)	December 1999	(f)	100%	86%	100%	96%

(a)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).
(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).
(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012 (see Note 10 in Item 8).
(d)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).
(e)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).
(f)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2014 (see Note 10 in Item 8).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2014, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of June 10, 2014, the Partnership has 2,503 registered holders of an aggregate of 45,844 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

The Partnership has made no distributions to the BACs holders from inception through March 31, 2014. There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will continue to take a number of years. During the fiscal year ended March 31, 2014, one Local Partnership sold its property and the related assets and liabilities. Through March 31, 2014, the Partnership has sold its limited partnership interest in four Local Partnerships, and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves, exclusive of the Local Partnership working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions. Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership. During the years ended March 31, 2014 and 2013, distributions from operations of the Local Partnerships amounted to approximately $21,000 and $40,000, respectively. In addition, during the years ended March 31, 2014 and 2013, distributions to the Partnership from sales proceeds amounted to approximately $189,000 and $710,000 respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

For the year ended March 31, 2014, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $41,000. This decrease was primarily due to costs paid relating to sales of property ($1,348,000), acquisition of property and equipment ($93,000), repayment of mortgage notes ($256,000), net distributions to noncontrolling interests ($302,000), an increase in deferred costs related to financing activities ($14,000) and net cash used in operating activities ($246,000), which exceeded proceeds from sales of property ($2,200,000), net advances to local general partners and affiliates ($4,000) and a decrease in cash held in escrow ($14,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($314,000), gain on sales of properties of approximately ($819,000), loss on impairment of assets ($2,406,000) and a change from interest rate swap of approximately ($25,000).

Total expenses for the years ended March 31, 2014 and 2013, excluding depreciation and amortization, interest, general and administrative – related parties, loss on impairment of assets and change in fair value of an interest rate swap, totaled $2,533,666 and $2,279,339, respectively.

Accounts payable arising from operations totaled $392,721 and $309,287 as of March 31, 2014 and 2013, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Accrued interest payable arising from operations as of March 31, 2014 and 2013 was $4,626,937 and $4,350,317, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnerships) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has unconsolidated cash reserves of approximately $468,000 at March 31, 2014. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At March 31, 2014, the Partnership’s liabilities exceeded assets by $21,890,939 and for the year ended March 31, 2014, the Partnership had net loss of $2,708,982, including gain on sale of properties of $819,451. However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of the respective Local Partnerships, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 8 to the Financial Statements in Item 8, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,719,000 and $2,544,000 were accrued and unpaid as of March 31, 2014 and 2013, respectively, and are included in the line item Due to general partner and affiliates in the consolidated balance sheets. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.

All other payables are expected to be paid, if at all, from working capital and cash reserves. The General Partner does not anticipate making any future advances of operating funds to any of the Local Partnerships in which the Partnership has invested. Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in that particular Local Partnership. The Partnership’s ability to continue its operations would not be affected.

The Partnership’s liquidity considerations are discussed in Note 12a in Item 8.

Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of any existing contingencies is not anticipated to impact future liquidity or financial condition of the Partnership in a material way. However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before expiration of the Compliance Period.

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

Discontinued Operations

The Partnership is currently in the process of developing a plan to dispose of all of its investments. Any dispositions would meet the criteria established for recognition as a discontinued operation under ASC 360, Property, Plant and Equipment (“ASC 360”), which specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity. There are no assets classified as property and equipment-held for sale at March 31, 2014.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale at March 31, 2014.

During the year ended March 31, 2014, the Partnership recorded approximately $2,406,000 as a loss on impairment of assets. Through March 31, 2014, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2014 and 2013, respectively, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 8, Note 11).

The net loss for the years ended March 31, 2014 and 2013 totaled $(2,708,982) and ($967,365), respectively.

The Partnership and BACs holders began recognizing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years were recognized in the 11th through 13th years. The Partnership generated $0 and $8,276 of Tax Credits for the years ended 2013 and 2012, respectively.

2014 vs. 2013

Rental income increased approximately 3% for the year ended March 31, 2014 as compared to the corresponding period ended March 31, 2013, primarily due to decreases in vacancies and decreases in rent concessions as well as rental rate increases at several Local Partnerships.

Other income increased approximately $42,000 for the year ended March 31, 2014 as compared to the corresponding period in 2013, primarily due to forgiveness of Management fees at one Local Partnership and income recognized at the Partnership level from nonrefundable deposits retained by the Partnership as a result of a contract being no longer in effect for the sale of its limited partnership interests in two Local Partnerships.

Total expenses, excluding general and administrative, repairs and maintenance, depreciation and amortization, loss on impairment of asset and change in fair value of interest rate swap, remained fairly consistent with a decrease of less than 1% for the year ended March 31, 2014 as compared with the corresponding period ended March 31, 2013.

General and administrative expenses increased approximately $162,000 for the year ended March 31, 2014, as compared to the corresponding period ended March 31, 2013, primarily due to increase in salaries and benefits at two Local Partnerships and an increase in audit fees at the Partnership level.

Repairs and maintenance increased approximately $64,000 for the year ended March 31, 2014 as compared to the corresponding period ended March 31, 2013, primarily due to an increase in major repairs after heavy rain damage in one Local Partnership and an increase in general repairs and HVAC at a second Local Partnership.

Change in fair value of interest rate swap decreased approximately $18,000 for the year ended March 31, 2014 as compared to the corresponding period in 2013, primarily due to the change in interest rates.

Depreciation and amortization decreased approximately $356,000 for the year ended March 31, 2014, as compared to the corresponding period ended March 31, 2013, primarily due to impairment of property and equipment in the year ended March 31, 2013 at five Local Partnerships.

Loss on impairment of fixed assets amounted to approximately $2,406,000 and $5,333,000 for the years ended March 31, 2014 and 2013, respectively. At March 31, 2014, cumulative impairment loss was approximately $35,686,000. See Note 3 in Item 8 for detailed discussion on impairments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Independence Tax Credit Plus L.P. IV and Subsidiaries

(A Delaware Limited Partnership)

We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2014 and 2013, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the years ended March 31, 2014 and 2013 (the 2013 and 2012 Fiscal Years). Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements for three and five subsidiary partnerships whose losses aggregated $845,457 and $1,713,512 for the years ended March 31, 2014 and 2013, and whose assets constituted 42% and 40% of the Partnership’s assets at March 31, 2014 and 2013, respectively, represented in the accompanying consolidated financial statements. The financial statements for these three and five subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These two subsidiary partnerships’ net losses aggregated $23,122 and $329,681 (2013 and 2012 Fiscal Years) and their assets aggregated $270,799 and $267,730 at March 31, 2014 and 2013, respectively. Management’s plans in regard to these matters are also described in Note 12(b). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ RAICH ENDE & MALTER CO. LLP

RAICH ENDE & MALTER CO. LLP

New York, New York

July 1, 2014

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General partner

Figueroa Senior Housing Limited Partnership

Los Angeles, California

I have audited the accompanying balance sheet of Figueroa Senior Housing Limited Partnership, at December 31,2013, and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended, and the related notes to the financial statements.

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

Auditor's Responsibility

My responsibility is to express an opinion on these financial statements based on my audit. I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board, used in the United States of America. Those standards require that I plan and. perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, I express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

I believe that the audit evidence I have obtained is sufficient and appropriate to provide a basis for my opinion.

Opinion

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Figueroa Senior Housing Limited Partnership on December 31, 2013, and the results of its operations and its cash-flow for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Clifford R. Benn. CPA

March 5, 2014, except with respect to the matter discussed in note 12 as to which the date is May 2, 2014.

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

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General partner

NNPHI Senior Housing Limited Partnership

Los Angeles, California

I have audited the accompanying balance sheet of NNPHI Senior Housing Limited Partnership, at December 31, 2013, and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

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

Auditor's Responsibility

My responsibility is to express an opinion on these financial statements based on my audit. I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board, used in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment 'of risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, I express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

I believe that the audit evidence I have obtained is sufficient and appropriate to provide a basis for my opinion.

Opinion

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NNPHI Senior Housing Limited Partnership on December 31, 2013, and the results of its operations and its cash-flow for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Cliford Benn, CPA

February 24, 2014

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

[Letterhead of COHNREZNICK, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying financial statements of Bakery Village Urban Renewal Associates, L.P., which comprise the balance sheet as of December 31, 2013, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

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

Auditor's Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Baltimore, Maryland February 28, 2014

/s/ COHNREZNICK LLP

Baltimore, Maryland

February 28, 2014

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

/s/ REZNICK GROUP

Baltimore, Maryland

September 19, 2012

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013

ASSETS

Operating assets
Property and equipment, at cost, less accumulated depreciation (Notes 2 and 4)	$1,374,070	$5,268,589
Cash and cash equivalents (Notes 2, 3 and 12 )	1,076,241	1,117,442
Cash held in escrow (Notes 2, 3 and 5)	1,068,337	1,299,719
Deferred costs – less accumulated amortization (Notes 2 and 6)	298,813	318,660
Due from local general partners and affiliates	670,998	662,083
Other assets	307,060	249,829

Total assets	$4,795,519	$8,916,322

LIABILITIES AND PARTNERS’ DEFICIT

Operating liabilities
Mortgage notes payable (Notes 3 and 7)	$16,456,014	$18,102,636
Accounts payable and other liabilities	392,721	309,287
Accrued interest	4,626,937	4,350,317
Security deposits payable	220,634	261,472
Interest rate swap	44,000	69,000
Due to local general partners and affiliates (Note 8)	1,851,647	1,852,020
Due to general partner and affiliates (Note 8)	3,094,505	2,851,598

Total liabilities	26,686,458	27,796,330

Commitments and contingencies (Notes 8 and 12)

Partners’ deficit
Limited partners (100,000 BACs authorized; 45,844 issued and outstanding)	(21,079,183)	(19,102,162)
General partners	(603,021)	(583,051)

Independence Tax Credit Plus L.P. IV total	(21,682,204)	(19,685,213)

Noncontrolling interests	(208,735)	805,205

Total partners’ deficit	(21,890,939)	(18,880,008)

Total liabilities and partners’ deficit	$4,795,519	$8,916,322

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31
	2014	2013 *
Operations:
Revenues
Rental income	$3,472,118	$3,365,083
Other	132,032	90,178

Total revenues	3,604,150	3,455,261

Expenses
General and administrative	1,206,678	1,044,753
General and administrative-related parties (Note 8)	682,571	715,236
Repairs and maintenance	573,925	510,037
Operating and other	512,805	492,051
Real estate taxes	99,026	103,216
Insurance	141,232	129,282
Interest	813,710	826,302
Change in fair value of interest rate swap (Note 3)	(25,000)	(7,000)
Depreciation and amortization	234,150	589,682
Loss on impairment of assets (Note 4)	2,406,000	5,332,554

Total expenses	6,645,097	9,736,113

Loss from operations	(3,040,947)	(6,280,852)
Income from discontinued operations	331,965	5,313,487

Net loss	(2,708,982)	(967,365)

Net loss attributable to noncontrolling interests from operations	8,620	14,217
Net loss (income) attributable to noncontrolling interests from discontinued operations	703,371	(1,056,403)

Net loss (income) attributable to noncontrolling interests	711,991	(1,042,186)

Net loss attributable to Independence Tax Credit Plus L.P. IV	$(1,996,991)	$(2,009,551)

Loss from operations – limited partners	$(3,002,004)	$(6,203,968)
Income from discontinued operations – limited partners	1,024,983	4,214,513

Net loss – limited partners	$(1,977,021)	$(1,989,455)

Number of BACs outstanding	45,844	45,844

Loss from operations- limited partners- per weighted average BAC	$(65.48)	$(135.33)
Income from discontinued operations- limited partners- per weighted average BAC	22.36	91.94

Net loss - limited partners- per weighted average BAC	$(43.12)	$(43.39)

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

YEARS ENDED MARCH 31, 2014 AND 2013

		Limited	General	Noncontrolling
	Total	Partners	Partners	Interests

Partners' (deficit) capital – April 1, 2012	$(16,802,233)	$(17,112,707)	$(579,507)	$889,981

Net (loss) income	(967,365)	(1,989,455)	(20,096)	1,042,186

Distributions	(1,351,032)	-	-	(1,351,032)

Contributions - write-off of related party debt	240,622	-	16,552	224,070

Partners' (deficit) capital – March 31, 2013	(18,880,008)	(19,102,162)	(583,051)	805,205

Net loss	(2,708,982)	(1,977,021)	(19,970)	(711,991)

Distributions	(301,949)	-	-	(301,949)

Partners' deficit – March 31, 2014	$(21,890,939)	$(21,079,183)	$(603,021)	$(208,735)

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
	2014	2013

Cash flows from operating activities:
Net loss	$(2,708,982)	$(967,365)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of properties	(819,451)	(5,390,970)
Depreciation and amortization	313,735	780,076
Loss on impairment of assets	2,406,000	5,332,554
Interest rate swap	(25,000)	(7,000)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	94,482	(26,204)
Increase in security deposit payable	11,382	11,848
Increase in accrued interest payable	284,417	377,393
Decrease (increase) in cash held in escrow	85,307	(29,451)
(Increase) decrease in other assets	(117,402)	88,150
Increase in due from general partner and affiliates	(8,915)	(139,769)
(Decrease) increase in due to local general partners and affiliates	(4,457)	15,628
Increase in due to general partner and affiliates	242,907	95,195

Total adjustments	2,463,005	1,107,450

Net cash (used in) provided by operating activities	(245,977)	140,085

Cash flows from investing activities:
Proceeds from sale of properties	2,200,000	2,450,000
Costs related to sale of property	(1,347,894)	(493,370)
Acquisition of property and equipment	(93,333)	(30,078)
Decrease (increase) in cash held in escrow	13,611	(25,494)
Net advances (repayments) to local general partners and affiliates	4,084	(39,529)

Net cash provided by investing activities	776,468	1,861,529

Cash flows from financing activities:
Principal payments of mortgage notes	(255,793)	(416,273)
Increase in deferred costs	(13,949)	(10,401)
Distributions to noncontrolling interests	(301,949)	(1,351,032)

Net cash used in financing activities	(571,691)	(1,777,706)

Net (decrease) increase in cash and cash equivalents	(41,200)	223,908
Cash and cash equivalents at beginning of year	1,117,442	893,534
Cash and cash equivalents at end of year	$1,076,241	$1,117,442

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$569,731	$724,554

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$(852,106)	$(1,956,630)
Property and equipment, net of accumulated depreciation	1,301,913	2,862,699
Deferred costs	-	51,157
Other assets	60,171	65,499
Cash held in escrow	132,464	621,867
Accounts payable and other liabilities	(11,048)	(48,864)
Mortgage payable	(1,390,829)	(4,882,642)
Accrued interest	(7,796)	(1,993,390)
Due to local general partners and affiliates	-	(66,606)
Due to general partners and affiliates	-	(30,126)
Security deposits	(52,220)	(63,486)
Capital contributions- General Partner	-	49,552

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 1 – General

Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) (the “Partnership”) was organized on February 22, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the managing member of the General Partner. On June 12, 2013, Centerline and an affiliate of Hunt Companies, Inc. (“Hunt”) entered into an agreement and plan of merger. On November 14, 2013, the shareholders of Centerline approved the acquisition of Centerline as an affiliate of Hunt Capital Partners, LLC, the affordable housing division affiliate of Hunt. Hunt is the ultimate parent of the manager of the general partner of the General Partner. For information on Hunt, see www.huntcompanies.com. The information contained on, or connected to, Hunt’s website is not incorporated by reference into this Form 10-K.

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

b) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and its eight and eleven subsidiary partnerships for the years ended March 31, 2014 and 2013, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships (the “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Loss (income) attributable to noncontrolling interests amounted to approximately $712,000 and $(1,042,000) for the years ended March 31, 2014 and 2013, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale at March 31, 2014.

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

The Partnership has no material liability for unrecognized tax benefits and no material change to the beginning partners’ capital of the Partnership. As of and during the year ended March 31, 2014, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties.

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

Income tax returns for the years prior to 2010 are no longer subject to examination by tax authorities.

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

j) Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

k) Recently Issued Accounting Pronouncements

In May 2014, FASB and the IASB issued a new joint revenue recognition standard that supersedes nearly all US GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for the Partnership for the fiscal year beginning April 1, 2017 and the effects of the standard on the Partnership’s consolidated financial statements are not known at this time.

l) Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accountant Standard Board issued an accounting standards update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The adoption of this standard had no impact on the Partnership’s consolidated financial statements.

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

	At March 31, 2014		At March 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$16,456,014	$9,463,292	$18,102,636	$10,388,375

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

MARCH 31, 2014 AND 2013

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

Fixed swap – initial notional amount	$3,050,000
Fixed swap – current notional amount	2,887,400
Fixed rate	4.65%
Variable rate at December 31, 2013	3.75%
Termination date	September 1, 2015

Fair value for the interest rate swap is estimated using Level 2 inputs. At March 31, 2014 and 2013, the fair value of the interest rate swap was a reduction of the mortgage note liability of approximately $44,000 and $69,000, respectively.

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

NOTE 4 – Property and Equipment

The components of property and equipment from operations and their estimated useful lives are as follows:

	March 31,		Estimated
			Useful Lives
	2014	2013	(Years)

Land	$1,564,276	$1,649,807	-
Building and improvements	15,569,023	21,742,520	27.5-40
Furniture and fixtures	1,042,330	932,847	3-10
	18,175,629	24,325,174

Less: Accumulated depreciation	(16,801,559)	(19,056,585)

	$1,374,070	$5,268,589

Depreciation expense for the years ended March 31, 2014 and 2013 amounted to $200,354 and $555,882, respectively.

Depreciation expenses for the discontinued property and equipment for the years ended March 31, 2014 and 2013 amounted to $79,586 and $185,578, respectively. During the year ended March 31, 2014, there was a decrease in accumulated depreciation on dispositions in the amount of $2,534,965.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

Impairments

During the years ended March 31, 2014 and 2013, the Partnership performed a fair value analysis on all of its investments. Impairment of assets is a two-step process. First, management estimated amounts recoverable through future operations and sale of the Property on an undiscounted basis. If such estimates were below depreciated cost, Property investments themselves were reduced to estimated fair value (using the fair market value based on comparative sales). Each Local Partnership must continue to comply with its Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left on the remaining investments. Based on this analysis, the Partnership deemed the properties of the below Local Partnerships impaired and wrote them down to their estimated fair value, which resulted in $2,406,000 of losses on impairment for the year ended March 31, 2014. Impairments have been estimated using Level 3 inputs.

Impairments from operations recorded for the year ended March 31, 2014 are as follows:

Bakery Village Urban Renewal Associates, L.P	$1,736,000
GP Kaneohe Limited Partnership	670,000

$2,406,000

NOTE 5 – Cash Held in Escrow

Cash held in escrow from operations consists of the following:

	March 31,
	2014	2013

Purchase price payments*	$123,250	$123,250
Real estate taxes, insurance and other	128,628	207,784
Reserve for replacements	585,733	705,807
Tenant security deposits	230,726	262,878

	$1,068,337	$1,299,719

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

	March 31,
	2014	2013	Period

Financing costs	$590,065	$576,115	10 through 50 years
Less: Accumulated amortization	(291,252)	(257,455)

	$298,813	$318,660

Amortization expense for the years ended March 31, 2014 and 2013 amounted to $33,796 and $33,801, respectively. Amortization expense for each of the next five years will approximate $33,000.

Amortization expense from discontinued operations for the years ended March 31, 2014 and 2013 amounted to $0 and $4,817, respectively.

NOTE 7 – Mortgage Notes Payable

The mortgage loans from operations are payable in aggregate monthly installments of approximately $112,000 including principal and interest with rates varying from 0% to 8.13% per annum and have maturity dates ranging from 2020 through 2051. The loans are collateralized by the land and buildings of the subsidiary partnerships and the assignment of certain subsidiary partnerships’ rents and leases, and are without further recourse. Certain obligations are guaranteed by affiliates of the general partner.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

Annual principal payments on the permanent debt requirements for mortgage notes payable from operations for each of the next five calendar years and thereafter are as follows:

Years Ending December 31,	Amount

2014	$269,959
2015	279,827
2016	282,853
2017	298,578
2018	315,482
Thereafter	15,009,315

$16,456,014

Accrued interest payable from operations amounted to approximately $4,627,000 and $4,350,000 as of March 31, 2014 and 2013, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnership or through assumption by the buyer upon sale of the Partnership’s interest in the respective Local Partnership. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The mortgage agreements generally require monthly deposits to replacement reserves. Monthly deposits of approximately $10,000 from operations were made to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

NOTE 8 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner, the Local General Partners and their respective affiliates receive their pro-rata share of profits, losses and tax credits.

A) Related Party Expenses

Expenses incurred to related parties from operations for the years ended March 31, 2014 and 2013 were as follows:

	Years Ended March 31,
	2014	2013 *

Partnership management fees (a)	$182,000	$218,900
Expense reimbursement (b)	188,946	189,950
Local administrative fees (c)	25,441	24,800
Total general and administrative - General Partner	396,387	433,650

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	286,184	281,586
Total general and administrative-related parties	$682,571	$715,236

* Reclassifed for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

Expenses incurred to related parties from discontinued operations for the years ended March 31, 2014 and 2013 were as follows:

	Years Ended March 31,
	2014	2013 *

Local administrative fees (c)	$6,300	$10,200

Total general and administrative – General Partner	6,300	10,200

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	30,922	75,451

Total general and administrative-related parties	$37,222	$85,651

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are accrued without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $2,719,000 and $2,544,000 were accrued and unpaid as of March 31, 2014 and 2013, respectively. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $83,000 and $37,000 were accrued and unpaid as of March 31, 2014 and 2013, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. Local administrative fees owed to Independence SLP IV L.P. amounting to $291,000 and $271,000 were accrued and unpaid as of March 31, 2014 and 2013, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of March 31, 2014 and 2013, the Partnership owed $1,000 and $0, respectively, to the General Partner for expenses it paid on the Partnership’s behalf.

B) Due to/from Local General Partners and Affiliates

Due to Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2014	2013

Development fee payable	$1,467,646	$1,441,171
Consulting fee payable	50,000	50,000
Operating advances	333,821	356,212
Management and other fees	180	4,637

	$1,851,647	$1,852,020

Due from Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2014	2013

Local general partner receivable	$670,998	$662,083

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 9 – Taxable Net Loss

A reconciliation of the consolidated financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

	Years Ended March 31,
	2014	2013

Net loss attributable to Independence Tax Credit Plus L.P. IV	$(1,996,991)	$(2,009,551)

Differences between depreciation and amortization expense for financial reporting purposes and income tax purposes	(928,776)	(1,364,511)

Differences resulting from Partnership having a different fiscal year for tax and financial reporting purposes	(10,639)	(27,905)

Tax exempt interest income	(19)	(17)

Differences between gain on sale of properties for financial reporting purposes and gain on sale for income tax purposes	(1,362,973)	(5,015,229)

Provision for loss on impairment	2,406,000	5,332,554

Other, including accruals for financial reporting purposes not deductible for tax purposes until paid	(357,905)	1,492,196

Net loss per income tax return	$(2,251,303)	$(1,592,463)

No provision for income taxes related to the operations of the Partnership has been included in the accompanying consolidated financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACs holders. Net income for financial statement purposes may differ significantly from taxable income reportable to BACs holders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its Partnership Agreement. In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities. At March 31, 2014, the tax basis net assets exceeded the financial statement net assets by approximately $20,443,000 due to depreciation differences, impairments of property and equipment, and related party accruals.

NOTE 10 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will take a number of years. During the fiscal year ended March 31, 2014, one Local Partnership sold its property and the related assets and liabilities. Through March 31, 2014, the Partnership has sold its limited partnership interest in four Local Partnerships, and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On October 4, 2013, the property and the related assets and liabilities of Guymon Housing Partners, L.P. (“Guymon”) were sold to an affiliate of the Local General Partner for a sales price of $2,200,000. The Partnership received $188,875 as a distribution from this sale after the repayment of the mortgages, other liabilities, closing costs and distributions to other partners of approximately $2,011,000. The sale resulted in a gain of approximately $166,000 which was recorded during the quarter ended December 31, 2013. An adjustment to the gain of approximately $653,000 was recorded during the quarter ended March 31, 2014, resulting in an overall gain of approximately $819,000.

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

MARCH 31, 2014 AND 2013

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

NOTE 11 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 31, 2014, Guymon, which was sold during the year ended March 31, 2014, was classified as discontinued operations in the consolidated financial statements. For the year ended March 31, 2013, Belmont, Marlton and New Zion, which were sold during the year ended March 31, 2013, and Guymon, in order to present comparable results to the year ended March 31, 2014, were classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2014	2013 *

Revenues

Rental income	$554,137	$1,601,873
Other	2,443	29,903
Gain on sale of properties(Note 10)	819,451	5,390,970

Total revenues	1,376,031	7,022,746

Expenses
General and administrative	559,376	372,763
General and administrative-related parties (Note 8)	37,222	85,651
Repairs and maintenance	89,084	343,730
Operating and other	179,867	304,901
Taxes	10,360	41,144
Insurance	21,727	64,521
Interest	66,844	306,154
Depreciation and amortization	79,585	190,395

Total expenses	1,044,065	1,709,259

Income from discontinued operations	$331,966	$5,313,487

Noncontrolling interest in loss (income) of subsidiaries from discontinued operations	703,371	(1,056,403)

Income from discontinued operations – Independence Tax Credit Plus LP IV	$1,035,337	$4,257,084

Income from discontinued operations – limited partners	$1,024,983	$4,214,513

Number of BACs outstanding	45,844	45,844

Income from discontinued operations – limited partners- per weighted average BAC	$22.36	$91.94

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

Cash flows from discontinued operations:

	Years Ended March 31,
	2014	2013 *

Net cash used in operating activities	$(703,643)	$(1,718,770)

Net cash provided by investing activities	$678,099	$3,722,004

Net cash used in financing activities	$-	$(2,116,085)

* Reclassified for comparative purposes.

NOTE 12 – Commitments and Contingencies

a) Liquidity

At March 31, 2014, the Partnership’s liabilities exceeded assets by $21,890,939 and for the year ended March 31, 2014, the Partnership had a net loss of $(2,708,982), including gain on sale of properties of $819,451. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 8, partnership management fees of approximately $2,719,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments of all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage payable balance of $16,456,014 and the accrued interest payable balance of $4,626,937 is of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of developing a plan to dispose of all of its investments. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships. The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period. Dispositions of any investment in a Local Partnership are not anticipated to impact the future results of liquidity or financial condition of the Partnership.

The Partnership has unconsolidated cash reserves of approximately $468,000 at March 31, 2014. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $183,000 for the year ended March 31, 2014.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b) Subsidiary Partnerships – Going Concerns and Uncertainties

KSD Village Apartments, Phase II, Ltd. (“KSD II”)

The financial statements for the year ended December 31, 2013 for KSD II were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplated continuation of KSD II as a going concern. In prior years and in 2013, KSD II experienced financial difficulty because revenues are not sufficient to meet obligations. Operations have been financed in part by withholding management fee payments and operating reimbursements payable to the management agent, withholding monthly deposits to the reserve for replacements and operating loans from affiliates of the general partner. The Partnership’s investment in KSD III has been written down to zero through prior year losses.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

Kanisa Apartments, Ltd. (“First African”)

The financial statements for the year ended December 31, 2013 for First African were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplated continuation of First African as a going concern. In prior years and in 2013, First African experienced financial difficulty because revenues are not sufficient to meet obligations. Operations have been financed in part by withholding mortgage payments under deferred payment agreements, operating loans from affiliates of the general partner, and withholding management fees and operating reimbursements payable to the management agent. The Partnership’s investment in First African has been written down to zero through prior year losses.

c) Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per entity per institution. At March 31, 2014, there were no uninsured cash and cash equivalents.

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

f) Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $452,489 and $494,074 for the years ended March 31, 2014 and 2013, respectively. Of these fees $317,106 and $357,037 were incurred to the Local General Partners for the years ended March 31, 2014 and 2013, respectively, which include $30,922 and $75,451 of fees relating to discontinued operations for the years ended March 31, 2014 and 2013, respectively.

g) Other

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate and poor economic conditions. The Partnership can also be affected by poor economic conditions generally; however, no more than 33% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. The Credit Period generally runs for ten years from the date it commenced with respect to each eligible Property. Because of the time required for the acquisition, completion and rent-up of Properties, as expected, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years were recognized in the 11th through 13th years. The Partnership generated $0 and $8,276 of Tax Credits during each of the 2013 and 2012 tax years, respectively. As of December 31, 2012, all the Local Partnerships had completed their Credit Periods. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2017 with respect to the Properties depending upon when the Compliance Period commenced.

h) Subsequent Events

We evaluated all subsequent events from the consolidated balance sheet date through the issuance date of this report and determined that there were no events or transactions occurring during this subsequent event reporting period, which require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The Principal Executive Officer and Principal Accounting Officer of Related Independence L.L.C, the general partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”). Under the supervision and with the participation of our management, including the President and Principal Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2014. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2014, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies. Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level. Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

(c) Changes in Internal Controls over Financial Reporting. During the period ended March 31, 2014, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers. The Partnership’s affairs are managed and controlled by Related Independence LLC (“RILLC”), a Delaware limited liability company (“the General Partner”), which was managed by an affiliate of Centerline Holdings Company (“Centerline”). On June 12, 2013, Centerline and an affiliate of Hunt Companies, Inc. (“Hunt”) entered into an agreement and plan of merger. On November 14, 2013, the shareholders of Centerline approved the acquisition of Centerline as an affiliate of Hunt Capital Partners, LLC, the affordable housing division affiliate of Hunt. Hunt is the ultimate parent of the manager of the general partner of the General Partner. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, Hunt which controls the General Partner has adopted a code of ethics. To obtain a copy free of charge of Hunt’s code of ethics, send a written request to: Hunt Companies Attn: Legal Department-Code of Ethics, 980 North Michigan Avenue, Suite 1150, Chicago, IL 60611.

Certain information concerning the executive officers of the General Partner is set forth below.

Name	Position

Mark B. Hattier	Chief Financial Officer and Principal Accounting Officer
Alan T. Fair	President and Principal Executive Officer

MARK B. HATTIER, is the Chief Financial Officer and Principal Accounting Officer of RILLC and is also a Senior Managing Director of HCP Pacific Asset Management, LLC. Mr. Hattier has over 24 years of experience in the structured finance and affordable housing industries. Prior to joining Hunt, Mr. Hattier was a Vice President of various subsidiaries of Capmark Financial Group Inc. From 2007 - 2012, Mr. Hattier was responsible for the negotiation with counterparties in the restructuring and settlement of claims and liabilities related to Capmark’s low-income housing tax credit (“LIHTC”) transactions. Mr. Hattier structured and supervised the sale of Capmark’s LIHTC business assets and the resolution of “total return swap” and other derivatives claims. From 1999 – 2007, Mr. Hattier managed Capmark’s proprietary tax-exempt bond and related derivatives portfolios, which included a substantial sub-portfolio of affordable housing bonds. From 1989 – 1993 and 1993 – 1999, Mr. Hattier was a Vice President , in the municipal finance departments of investment banks Howard, Weil, Labouisse, Friedrichs Inc. and Stephens Inc., respectively. Mr. Hattier’s focus was structured finance and asset backed finance. Mr. Hattier received his A.B. in Economics from Harvard College. Mr. Hattier earned and maintains the designations “Chartered Financial Analyst” and “Financial Risk Manager.”

ALAN T. FAIR is the President and Principal Executive Officer of RILLC and is also a President of Hunt Capital Partners, LLC and an Executive Director of HCP Pacific Asset Management LLC. Mr. Fair has over 25 years of experience in the affordable housing industry including underwriting, structuring, and placement of affordable multifamily housing debt, both tax exempt and taxable. Prior to forming Hunt Capital Partners, LLC, Mr. Fair consulted to the multifamily industry, and was a Senior Vice President with AIMCO between 2007 and 2008. From 1996 through 2007, Mr. Fair was Senior Vice President Finance and Senior Managing Director of Sun America Affordable Housing Partners Inc. He was responsible for the development of credit and debt structures for both taxable and tax-exempt financed tax credit properties and the coordinating of the underwriting and financing process. During his time at Sun America Mr. Fair was involved in the origination of over 1,000 tax credit partnerships, $5 billion of debt relating to tax credit partnerships (in excess of $5 billion in equity raised) and over 100,000 units of affordable housing. Previously from 1991-1996, Mr. Fair was Senior Vice President for First Interstate Bank responsible for all multifamily housing capital market activities. From 1983 to 1991, Mr. Fair worked for Kemper Securities Group as a Vice President in Investment Banking, and prior thereto as a staff attorney. Mr. Fair is a graduate of Michigan State University and received his J.D. degree from the University of Denver College of Law. He is a member of the State Bar in Colorado.

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

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of June 24, 2014 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each executive officer of the General Partner of RILLC and (iii) the directors and executive officers of the general partner of RILLC as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

	Amount and Nature of
Name of Beneficial Owner (1)	Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	2,868.06	(2)	6.3%
J. Michael Fried	2,868.06	(2)(3)	6.3%
Alan P. Hirmes	2,868.06	(2)(3)	6.3%
Stuart J. Boesky	2,868.06	(2)(3)	6.3%
Stephen M. Ross	2,868.06	(2)(3)	6.3%
Marc D. Schnitzer	2,868.06	(2)(3)	6.3%
Mark B. Hattier	-		-
Alan T. Fair	-		-

All executive officers of the general partner of the Related General Partner as a group (two persons)	-		-

(1)	The address for each of the persons in the table is 100 Church Street, New York, New York 10007.

(2)	As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. and Lehigh Tax Credit Partners, Inc. (the “Managing Member”) on January 25, 1999 with the Securities and Exchange Commission.

(3)	Only owns an economic interest in the Managing Member.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co LLP and Friedman LLP for professional services rendered for the audit of the Partnership’s annual consolidated financial statements for the years ended March 31, 2014 and 2013 and for the reviews of the financial information included in the Partnership’s quarterly reports on Form 10-Q for those years were $73,000 and $67,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
		Sequential Page

(a) 1.	Financial Statements

	Reports of Independent Registered Public Accounting Firms	13-21

	Consolidated Balance Sheets at March 31, 2014 and 2013	22

	Consolidated Statements of Operations for the years ended March 31, 2014 and 2013	23

	Consolidated Statements of Changes in Partners’ Deficit for the years ended March 31, 2014 and 2013	24

	Consolidated Statements of Cash Flows for the years ended March 31, 2014 and 2013	25

	Notes to Consolidated Financial Statements	26

(a) 2.	Condensed Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm on Supplementary Information	45

	Schedule I - Condensed Financial Information of Registrant	46

	Schedule III - Real Estate and Accumulated Depreciation	49

	All other schedules have been omitted because they are not required or because the required information is contained in the consolidated financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV as adopted on February 22, 1995*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. IV as filed on February 22, 1995*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. IV and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	42

(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(31.2)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(32.1)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

(32.2)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

+ Filed herewith.

*	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 {Registration No. 33-89968}

**	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 {Registration No. 33-89968}

PART IV

Item 15.	Exhibits, Financial Statement Schedules (continued).
(c)	Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

	Fawcett Street Limited Partnership	WA
	Figueroa Senior Housing Limited Partnership	CA
	NNPHI Senior Housing Limited Partnership	CA
	Bakery Village Urban Renewal Associates, L.P.	NJ
	GP Kaneohe Limited Partnership	HI
	KSD Village Apartments, Phase II, Ltd.	KY
	Kanisa Apartments, Ltd.	KY

(d)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	July 1, 2014		By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer and Principal Accounting Officer

Date:	July 1, 2014		By:	/s/ Alan T. Fair
Alan T. Fair
President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark B. Hattier	Chief Financial Officer and Principal Accounting Officer of
Mark B. Hattier	Related Independence L.L.C.	July 1, 2014

/s/ Alan T. Fair	President and Principal Executive Officer of Related
Alan T. Fair	Independence L.L.C.	July 1, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To the Partners

Independence Tax Credit Plus L.P. IV and Subsidiaries

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. IV and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated July 1, 2014 on page 13, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2013 and 2012 Fiscal Years and Schedule III at March 31, 2014. In our opinion, and based on the reports of the other auditors, these schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These two subsidiary partnerships’ net losses aggregated $23,122 and $329,681 (2013 and 2012 Fiscal Years) and their assets aggregated $270,799 and $267,730 at March 31, 2014 and 2013, respectively. Management’s plans in regard to these matters are also described in Item 8, Note 12(b). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ RAICH ENDE & MALTER CO. LLP

RAICH ENDE & MALTER CO. LLP

New York, New York

July 1, 2014

INDEPENDENCE TAX CREDIT PLUS L.P. IV

SCHEDULE I

CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

(Not Including Consolidated Subsidiary Partnerships)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2014	2013

Cash and cash equivalents	$492,878	$588,467
Cash held in escrow	123,250	123,250
Other assets	10,942	10,942

Total assets	$627,070	$722,659

LIABILITIES AND PARTNERS' DEFICIT

Due to general partner and affiliates	$2,803,327	$2,580,861
Other liabilities	55,000	48,996

Total liabilities	2,858,327	2,629,857

Partners’ deficit	(2,231,257)	(1,907,198)

Total liabilities and partners’ deficit	$627,070	$722,659

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

SCHEDULE I

CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2014	2013

Revenues

Other income	$20,200	$1,000

Expenses

Administrative and management	183,381	137,266
Administrative and management-related parties	370,946	408,850

Total expenses	554,327	546,116

Loss from operations	(534,127)	(545,116)

Gain on sale of investments in subsidiary partnerships	284,623	4,776,020

Equity in loss of subsidiary partnerships	(74,555)	(5,179,267)

Net loss	$(324,059)	$(948,363)

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

SCHEDULE I

CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2014	2013

Cash flows from operating activities:

Net loss	$(324,059)	$(948,363)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss on subsidiary partnerships	74,555	5,179,267
Gain on sale of investments in subsidiary partnerships	(284,623)	(4,776,020)
Increase in due to general partner and affiliates	222,466	66,474
Increase (decrease) in other liabilities	6,004	(21,812)

Net cash used in operating activities	(305,657)	(500,454)

Distributions from subsidiary partnerships	210,068	749,281

Net cash provided by financing activities	210,068	749,281

Net (decrease) increase in cash and cash equivalents	(95,589)	248,827

Cash and cash equivalents, beginning of year	588,467	339,640

Cash and cash equivalents, end of year	$492,878	$588,467

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

SCHEDULE III

CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2014

	Initial Cost to Partnership				Gross Amount at which Carried at Close of Period

				Cost							Life on which
				Capitalized							Depreciation in
				Subsequent to					Year of		Latest Income
			Buildings and	Acquisition:		Buildings and		Accumulated	Construction/	Date	Statements is
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation*	Renovation	Acquired	Computed

Apartment Complexes

Fawcett Street Limited Partnership
Tacoma, WA	1,657,123	390,654	4,247,465	(2,262,725)	396,383	1,979,011	2,375,394	$2,278,193	1996-97	June 1996	27.5 years
Figueroa Senior Housing Limited Partnership
Los Angeles, CA	2,912,033	279,000	4,978,250	(2,401,979)	291,377	2,563,894	2,855,271	2,847,867	1996-97	Nov. 1996	27.5 years
NNPHI Senior Housing Limited Partnership
Los Angeles, CA	3,821,758	709,657	6,135,419	(3,703,726)	715,387	2,425,963	3,141,350	3,004,005	1996-97	Dec. 1996	27.5 years
Bakery Village Urban Renewal Associates, L.P.
Montclair, NJ	3,556,863	50,000	14,912,416	(8,984,229)	52,699	5,925,488	5,978,187	5,651,795	1997-98	Dec. 1997	27.5 years
GP Kaneohe Limited Partnership
Kaneohe, HI	2,887,400	-	3,306,828	(1,099,659)	613	2,206,556	2,207,169	1,365,301	1999-00	Jul-99	7-40 years
KSD Village Apartments, Phase II Ltd.
Danville, KY	297,373	-	887,539	(595,842)	612	291,085	291,697	346,538	1999-00	Jul-99	10-40 years
Kanisa Apartments Ltd.
Fayette County, KY	1,323,464	106,592	4,846,543	(3,626,574)	107,205	1,219,356	1,326,561	1,307,860	1998-99	Oct. 1999	5-40 years
Guymon Housing Partners, L.P. (a)
Guymon, OK		84,918	4,238,907	(4,356,626)	-	-	-	-	1998-99	Oct. 1999	27.5 years
Less: discontinued operations and dispositions (a)	-	(84,918)	(4,238,907)	4,356,626	-	-	-	-

	$16,456,014	$1,535,903	$39,314,460	$(22,674,734)	$1,564,276	$16,611,353	$18,175,629	$16,801,559

(a)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2014.

* Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership at the date of acquisition.

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

SCHEDULE III

CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2014

(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2014	2013	2014	2013

Balance at beginning of year	$24,325,174	$34,887,304	$19,056,586	$22,093,893
(Adjustment to) additions during year:
Land, building and improvements	93,333	30,078	-	-
Discontinued operations, dispositions and impairments	(6,242,878)	(10,592,208)	(2,534,967)	(3,778,767)
Depreciation expense	-	-	279,940	741,459
Balance at close of year	$18,175,629	$24,325,174	$16,801,559	$19,056,585

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

- 50 -