Form 10-Q
period 2014-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2014-08-19
CIK 940329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $16,826,071 and $16,801,559, respectively)	$1,369,552	$1,374,070
Cash and cash equivalents	772,441	1,076,241
Cash held in escrow	1,122,941	1,068,337
Deferred costs (net of accumulated amortization of $298,232 and $291,252, respectively)	291,833	298,813
Due from local general partners and affiliates (Note 2)	670,998	670,998
Other assets	308,140	307,060

Total assets	$4,535,905	$4,795,519

LIABILITIES AND PARTNERS’ DEFICIT

Operating liabilities
Mortgage notes payable	$16,406,233	$16,456,014
Accounts payable	482,463	392,721
Accrued interest payable	4,665,298	4,626,937
Security deposits payable	223,248	220,634
Interest rate swap (Note 3)	38,000	44,000
Due to local general partners and affiliates (Note 2)	1,667,515	1,851,647
Due to general partners and affiliates (Note 2)	3,107,928	3,094,505

Total liabilities	26,590,685	26,686,458

Commitments and contingencies (Note 6)

Partners’ deficit

Limited partners (45,844 BACs issued and outstanding)	(21,201,458)	(21,079,183)
General partners	(604,256)	(603,021)

Independence Tax Credit Plus L.P. IV total	(21,805,714)	(21,682,204)

Noncontrolling interests	(249,066)	(208,735)

Total partners’ deficit	(22,054,780)	(21,890,939)

Total liabilities and partners’ deficit	$4,535,905	$4,795,519

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
	2014	2013 *

Revenues
Rental income	$888,440	$860,091
Other	20,095	9,585

Total revenues	908,535	869,676

Expenses
General and administrative	331,732	300,130
General and administrative-related parties (Note 2)	124,785	135,348
Repairs and maintenance	155,676	187,589
Operating and other	127,196	126,424
Real estate taxes	29,840	27,847
Insurance	37,526	33,695
Interest	199,195	203,115
Change in fair value of interest rate swap (Note 3)	(6,000)	(7,000)
Depreciation and amortization	31,493	67,721

Total expenses from operations	1,031,443	1,074,869

Loss from operations	(122,908)	(205,193)
Income from discontinued operations (including gain on sale of property) (Note 5)	-	19,481

Net loss	(122,908)	(185,712)

Net (income) loss attributable to noncontrolling interests from operations	(602)	424
Net income attributable to noncontrolling interests from discontinued operations	-	(4)

Net (income) loss attributable to noncontrolling interests	(602)	420

Net loss attributable to Independence Tax Credit Plus L.P. IV	$(123,510)	$(185,292)

Loss from operations – limited partners	(122,275)	(202,721)
Income from discontinued operations – limited partners	-	19,282

Net loss – limited partners	$(122,275)	$(183,439)

Number of BACs outstanding	45,844	45,844

Loss from operations per weighted average BAC	$(2.67)	$(4.42)
Income from discontinued operations per weighted average BAC	-	0.42

Net loss per weighted average BAC	$(2.67)	$(4.00)

* Reclassified for comparative purposes.

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Deficit

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ deficit – April 1, 2014	$(21,890,939)	$(21,079,183)	$(603,021)	$(208,735)

Net (loss) income	(122,908)	(122,275)	(1,235)	602

Distributions	(40,933)	-	-	(40,933)

Partners’ deficit – June 30, 2014	$(22,054,780)	$(21,201,458)	$(604,256)	$(249,066)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(122,908)	$(185,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,493	94,430
Change in fair value of rate swap	(6,000)	(7,000)
Changes in assets and liabilities:
Increase in cash held in escrow	(30,047)	(63,362)
Decrease in due from local general partners and affiliates	-	33,141
Increase in other assets	(1,080)	(131,461)
Increase in accounts payable	89,741	112,172
Increase in accrued interest payable	38,361	91,010
Increase in security deposit payable	2,614	8,018
Increase (decrease) in due to local general partners and affiliates	28,313	(4,395)
Increase in due to general partner and affiliates	13,423	111,525

Total adjustments	166,818	244,078

Net cash provided by operating activities	43,910	58,366

Cash flows from investing activities:
(Increase) decrease in cash held in escrow	(24,557)	25,700
Acquisition of property and equipment	(19,994)	-
Repayments to local general partners and affiliates	(212,445)	(83,257)

Net cash used in investing activities	(256,996)	(57,557)

Cash flows from financing activities:
Repayments of mortgage notes	(49,781)	(65,246)
Distributions to noncontrolling interests	(40,933)	(30,807)

Net cash used in financing activities	(90,714)	(96,053)

Net decrease in cash and cash equivalents	(303,800)	(95,244)
Cash and cash equivalents at beginning of period	1,076,241	1,117,442
Cash and cash equivalents at end of period*	$772,441	$1,022,198

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $0 and $48,515, respectively.

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of June 30, 2014, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and seven other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits. Some of the Properties may also be eligible for the historic rehabilitation tax credits. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the managing member of the General Partner. On June 12, 2013, Centerline and an affiliate of Hunt Companies, Inc. (“Hunt”) entered into an agreement and plan of merger. On November 14, 2013, the shareholders of Centerline approved the acquisition of Centerline by an affiliate of Hunt Capital Partners, LLC, the affordable housing division affiliate of Hunt. Since November 14, 2013, Hunt has been the ultimate parent of CAHA. For information on Hunt, see www.huntcompanies.com. The information contained on, or connected to, Hunt’s website is not incorporated by reference into this Form 10-Q. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

The net (income) loss attributable to noncontrolling interests amounted to approximately ($600) and $420 for the three months ended June 30, 2014 and 2013, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2014.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of June 30, 2014 and the results of their operations and their cash flows for the three months ended June 30, 2014 and 2013. However, the operating results and cash flows for the three months ended June 30, 2014 may not be indicative of the results for the entire year.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing GAAP. The standard update requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentations and disclosures of discontinued operations. The ASU is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components or an entity that occur in an annual or interim periods beginning after December 15, 2014.

In May 14, 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all US GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Partnership for the fiscal year beginning April 1, 2017 and the effects of the standard on the Partnership’s consolidated financial statements are not known at this time.

Recent Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The impact of adopting this standard did not have an impact on these condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 – Related Party Transactions

A)	Related Party Expenses

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended
	June 30,
	2014	2013 *

Partnership management fees (a)	$44,000	$47,000
Expense reimbursement (b)	43,219	57,944
Local administrative fee (c)	6,000	2,508

Total general and administrative-General Partners	93,219	107,452
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	31,566	27,896

Total general and administrative-related parties	$124,785	$135,348

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended
	June 30,
	2014	2013 *

Local administrative fee (c)	$-	$5,492

Total general and administrative-General Partner	-	5,492

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	-	9,228

Total general and administrative-related parties	$-	$14,720

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $2,763,000 and $2,719,000 were accrued and unpaid as of June 30, 2014 and March 31, 2014, respectively. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $127,000 and $83,000 were accrued and unpaid as of June 30, 2014 and March 31, 2014, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. Local administrative fees owed to Independence SLP IV L.P. amounting to $217,000 and $291,000 were accrued and unpaid as of June 30, 2014 and March 31, 2014, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

B) Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	June 30,	March 31,
	2014	2014

Development fee payable	$1,297,912	$1,467,646
Consulting fee payable	50,000	50,000
Operating advances	319,603	333,821
Management and other fees	-	180

	$1,667,515	$1,851,647

Due from Local General Partners and affiliates from operating assets consists of the following:

	June 30,	March 31,
	2014	2014

Local general partner loan receivable	$670,998	$670,998

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

June 30, 2014

(Unaudited)

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

	At June 30, 2014		At March 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$16,406,233	$9,446,537	$16,456,014	$9,463,292

For the mortgage notes, fair value is estimated using Level 3 inputs and calculated using present value cash flow models based on a discount rate. The Partnership has not been active in the tender option bond market, through which these bonds have been securitized in the past. To assist in valuing these notes, the Partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business. The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying property partnerships, which held the mortgage notes, to determine what discount rates to utilize.

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

Fixed swap – initial notional amount	$3,050,000
Fixed swap – current notional amount	2,873,600
Fixed rate	4.65%
Variable rate at March 31, 2014	3.75%
Termination date	September 1, 2015

Fair value for the interest rate swap is estimated using Level 2 inputs. At June 30, 2014 and March 31, 2014, the fair value of the interest rate swap was approximately $38,000 and $44, 000, respectively.

Derivative Instruments not meeting the criteria for hedge accounting (or for which an entity elects not to apply hedge accounting to the derivative in the event that the criteria are met) are recorded at fair value with any change in fair value reflected in the condensed statement of operations in the period of change.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 4 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will continue to take a number of years. Through June 30, 2014, the Partnership has sold its limited partnership interest in four Local Partnerships and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its seven remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three months ended June 30, 2014, there were no properties classified as discontinued operations in the condensed consolidated financial statements. For the three months ended June 30, 2013, Guymon, which was sold during the year ended March 31, 2014, in order to present comparable results to the three months ended June 30, 2014, was classified as discontinued operations in the condensed consolidated financial statements.

Condensed Consolidated Statements of Discontinued Operations:

Three Months Ended
June 30,
2013 *

Revenues

Rental income	$187,493
Other	(3,962)

Total revenue	183,531

Expenses
General and administrative	24,253
General and administrative-related parties (Note 2)	14,720
Repairs and maintenance	15,384
Operating and other	50,707
Real estate taxes	3,437
Insurance	6,316
Interest	22,524
Depreciation and amortization	26,709

Total expenses	164,050

Income from discontinued operations	19,481

Noncontrolling interest in income of subsidiaries from discontinued operations	(4)

Income from discontinued operations – Independence Tax Credit Plus IV	$19,477

Income from discontinued operations – limited partners	$19,282

Number of BACs outstanding	45,844

Income from discontinued operations per weighted average BAC	$0.42

* Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Cash Flows from Discontinued Operations:

	Three Months Ended
	June 30,
	2014	2013*

Net cash provided by operating activities	$-	$29,427

Net cash provided by investing activities	$-	$15,610

Net cash used in financing activities	$-	$(22,066)

* Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a) Liquidity

At June 30, 2014, the Partnership’s liabilities exceeded assets by $22,054,780 and for the three months ended June 30, 2014, the Partnership had net loss of $122,908. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $2,763,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage payable balance of $16,406,233 and the accrued interest payable balance of $4,665,298 is of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of developing a plan to dispose of all of its investments. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships. The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period. Dispositions of any investment in a Local Partnership are not anticipated to impact the future results of liquidity or financial condition of the Partnership.

The Partnership has unconsolidated cash reserves of approximately $470,000 at June 30, 2014. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $49,000 for the three months ended June 30, 2014.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per entity per institution. At times, the balances exceed the FDIC insurance limit.

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

e) Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $46,491 and $58,919 for the three months ended June 30, 2014 and 2013, respectively. Of these fees, $31,566 and $37,124 were incurred to the Local General Partners for the three months ended June 30, 2014 and 2013, respectively, which include $0 and $9,228 of fees relating to discontinued operations for the three months ended June 30, 2014 and 2013, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

g) Subsequent Events

The Partnership evaluated all subsequent events from the date of the condensed consolidated balance sheet through the issuance date of this report and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships of which, approximately $148,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow). The Partnership is currently in the process of developing a plan to dispose of all its investments. Through June 30, 2014, the Partnership has sold its limited partnership interests in four Local Partnerships and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its seven remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions. Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership. During the three months ended June 30, 2014, and 2013, distributions from operations of the Local Partnerships amounted to approximately $21,000 and $21,000, respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the three months ended June 30, 2014, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $304,000. This decrease was due to repayment of mortgage notes ($50,000), repayments to local general partners and affiliates ($212,000), an increase in cash held in escrow relating to investing activities ($25,000), acquisitions of property and equipment ($20,000) and distributions to noncontrolling interests ($41,000), which exceeded a net cash provided by operating activities $44,000. Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately $31,000 and a change from interest rate swap of approximately ($6,000).

Total expenses from operations for the three months ended June 30, 2014, and 2013, excluding depreciation and amortization, interest, unrealized change in interest rate swap and general and administrative-related parties, totaled $681,970 and $675,685, respectively.

Accounts payable from operations as of June 30, 2014 and March 31, 2014 were $482,463 and $392,721, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of June 30, 2014 and March 31, 2014 was $4,665,298 and $4,626,937, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has unconsolidated cash reserves of approximately $470,000 at June 30, 2014. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At June 30, 2014, the Partnership’s liabilities exceeded assets by $22,054,780 and for the three months ended June 30, 2014, the Partnership had a net loss of $(122,908). However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of the respective Local Partnerships, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,763,000 and $2,719,000 were accrued and unpaid as of June 30, 2014 and March 31, 2014, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of certain accounting estimates considered critical by the Partnership. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2014.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale as of June 30, 2014.

During the three months ended June 30, 2014, the Partnership has not recorded any loss on impairment of assets. Through June 30, 2014, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of property.

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

Results of Operations

The results of operations for the three months ended June 30, 2014 and 2013, consisted primarily of the results of the Partnership’s investment in Local Partnerships. The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 3% for the three months ended June 30, 2014, as compared to the corresponding period in 2013, primarily due to an increase in occupancies and rental rates at several Local Partnerships.

Total expenses, excluding general and administrative, repairs and maintenance, depreciation and amortization and unrealized loss on interest rate swap remained fairly consistent, with an increase of approximately 1% for the three months ended June 30, 2014, as compared to the corresponding period in 2013.

General and administrative expenses increased approximately $32,000 for the three months ended June 30, 2014, as compared to the corresponding period in 2013, primarily due to an increase in salaries and benefits in three Local Partnerships, increase in bookkeeping services, legal and consulting fees in two other Local Partnerships and an increase in printing fees and legal fees at the Partnership level.

Repairs and maintenance expense decreased approximately $32,000 for the three months ended June 30, 2014, as compared to the corresponding period in 2013, primarily due decrease in major repairs and turnover supplies at one Local Partnership offset by an increase in painting and decorating expenses at a second Local Partnership.

Depreciation and amortization decreased approximately $35,000 for three months ended June 30, 2014, as compared to the corresponding period in 2013, primarily due to reduction of the property and equipment as a result of a loss on impairment of assets recorded during the year ended March 31, 2014 at two Local Partnerships.

Change in fair value of interest rate swap decreased approximately $6,000 and $7,000 for the three months ended June 30, 2014 and 2013, respectively, primarily due to change in fair value of the interest rate swap agreement at one Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures. The “President” (Principal Executive Officer) and Chief Financial Officer of Related Independence L.L.C, the general partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)   Changes in Internal Controls over Financial Reporting. During the period ended June 30, 2014, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.	Other Information. – None

Item 6.	Exhibits.

	(4)	Form of Amended and Restated Agreement of Limited Partnership of the Partnership (attached to the Prospectus as Exhibit A)*

	(10A)	Form of Subscription Agreement (attached to the Prospectus as Exhibit B)*

	(10B)	Form of Escrow Agreement between the Partnership and the Escrow Agent**

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests**

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships**

	(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	(32.2)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	*	Incorporated herein by reference to the final Prospectus as filed pursuant to Rule 424 under the Securities Act of 1933.

	**	Filed as an exhibit to the Registration Statement on Form S-11 of the Partnership (File No. 33-89968) and incorporated herein by reference thereto.

	+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	August 18, 2014		By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer

Date:	August 18, 2014		By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)

- 18 -