Form 10-Q
period 2014-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2014-11-18
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-17015

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Exact name of registrant as specified in its charter)

Delaware	13-3809869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 17th Street, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 927-5000
Registrant’s telephone number, including area code

100 Church Street, New York, New York
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $16,851,682 and $16,801,559, respectively)	$1,352,439	$1,374,070
Cash and cash equivalents	690,180	1,076,241
Cash held in escrow	1,138,450	1,068,337
Deferred costs (net of accumulated amortization of $305,214 and $291,252, respectively)	284,851	298,813
Due from local general partners and affiliates (Note 2)	670,998	670,998
Other assets	301,901	307,060

Total assets	$4,438,819	$4,795,519

LIABILITIES AND PARTNERS’ DEFICIT

Operating liabilities
Mortgage notes payable	$16,302,172	$16,456,014
Accounts payable	391,319	392,721
Accrued interest payable	4,808,120	4,626,937
Security deposits payable	230,913	220,634
Interest rate swap (Note 3)	32,500	44,000
Due to local general partners and affiliates (Note 2)	1,632,334	1,851,647
Due to general partners and affiliates (Note 2)	3,200,931	3,094,505

Total liabilities	26,598,289	26,686,458

Commitments and contingencies (Note 6)

Partners’ deficit

Limited partners (45,844 BACs issued and outstanding)	(21,278,964)	(21,079,183)
General partners	(605,039)	(603,021)

Independence Tax Credit Plus L.P. IV total	(21,884,003)	(21,682,204)

Noncontrolling interests	(275,467)	(208,735)

Total partners’ deficit	(22,159,470)	(21,890,939)

Total liabilities and partners’ deficit	$4,438,819	$4,795,519

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013 *	2014	2013 *

Revenues
Rental income	$879,787	$883,347	$1,768,227	$1,743,438
Other	27,429	18,969	47,524	28,554

Total revenues	907,216	902,316	1,815,751	1,771,992

Expenses
General and administrative	323,490	373,970	655,222	674,099
General and administrative-related parties (Note 2)	117,627	130,322	242,412	265,670
Repairs and maintenance	137,542	113,616	293,218	301,205
Operating and other	112,653	113,449	239,849	239,873
Real estate taxes	29,129	22,574	58,969	50,421
Insurance	38,607	31,912	76,133	65,607
Interest	198,695	203,522	397,890	406,637
Change in fair value of interest rate swap (Note 3)	(5,500)	(8,000)	(11,500)	(15,000)
Depreciation and amortization	32,592	50,800	64,085	118,521

Total expenses from operations	984,835	1,032,165	2,016,278	2,107,033

Loss from operations	(77,619)	(129,849)	(200,527)	(335,041)
Income from discontinued operations (including gain on sale of property) (Note 5)	-	26,463	-	45,944

Net loss	(77,619)	(103,386)	(200,527)	(289,097)

Net income attributable to noncontrolling interests from operations	(670)	(499)	(1,272)	(75)
Net income attributable to noncontrolling interests from discontinued operations	-	(5)	-	(9)

Net income attributable to noncontrolling interests	(670)	(504)	(1,272)	(84)

Net loss attributable to Independence Tax Credit Plus L.P. IV	$(78,289)	$(103,890)	$(201,799)	$(289,181)

Loss from operations – limited partners	(77,506)	(129,045)	(199,781)	(331,766)
Income from discontinued operations – limited partners	-	26,193	-	45,476

Net loss – limited partners	$(77,506)	$(102,852)	$(199,781)	$(286,290)

Number of BACs outstanding	45,844	45,844	45,844	45,844

Loss from operations per weighted average BAC	$(1.69)	$(2.81)	$(4.36)	$(7.23)
Income from discontinued operations per weighted average BAC	-	0.57	-	0.99

Net loss per weighted average BAC	$(1.69)	$(2.24)	$(4.36)	$(6.24)

* Reclassified for comparative purposes.

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Deficit

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ deficit – April 1, 2014	$(21,890,939)	$(21,079,183)	$(603,021)	$(208,735)

Net (loss) income	(200,527)	(199,781)	(2,018)	1,272

Distributions	(68,004)	-	-	(68,004)

Partners’ deficit – September 30, 2014	$(22,159,470)	$(21,278,964)	$(605,039)	$(275,467)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(200,527)	$(289,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,085	171,940
Change in fair value of rate swap	(11,500)	(15,000)
Changes in assets and liabilities:
Increase in cash held in escrow	(44,793)	(60,284)
Increase in due from local general partners and affiliates	-	(3,000)
Decrease (increase) in other assets	5,159	(143,113)
(Decrease) increase in accounts payable	(1,402)	54,751
Increase in accrued interest payable	181,183	142,388
Increase in security deposit payable	10,279	14,320
Decrease in due to local general partners and affiliates	-	(4,395)
Increase in due to general partner and affiliates	106,426	215,295

Total adjustments	309,437	372,902

Net cash provided by operating activities	108,910	83,805

Cash flows from investing activities:
(Increase) decrease in cash held in escrow	(25,320)	34,842
Acquisition of property and equipment	(28,492)	-
Repayments to local general partners and affiliates	(219,313)	(13,024)

Net cash (used in) provided by investing activities	(273,125)	21,818

Cash flows from financing activities:
Repayments of mortgage notes	(153,842)	(187,257)
Distributions to noncontrolling interests	(68,004)	(30,807)

Net cash used in financing activities	(221,846)	(218,064)

Net decrease in cash and cash equivalents	(386,061)	(112,441)
Cash and cash equivalents at beginning of period	1,076,241	1,117,442
Cash and cash equivalents at end of period*	$690,180	$1,005,001

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $0 and $51,338, respectively.

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of September 30, 2014, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and seven other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits. Some of the Properties may also be eligible for the historic rehabilitation tax credits. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the managing member of the General Partner. On June 12, 2013, Centerline and an affiliate of Hunt Companies, Inc. (“Hunt”) entered into an agreement and plan of merger. On November 14, 2013, the shareholders of Centerline approved the acquisition of Centerline by an affiliate of Hunt Capital Partners, LLC, the affordable housing division affiliate of Hunt. Since November 14, 2013, Hunt has been the ultimate parent of CAHA. For information on Hunt, see www.huntcompanies.com. The information contained on, or connected to, Hunt’s website is not incorporated by reference into this Form 10-Q. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

The net (income) attributable to noncontrolling interests amounted to approximately ($700) and ($500) and ($1,300) and ($100) for the three and six months ended September 30, 2014 and 2013, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of September 30, 2014 and the results of their operations and their cash flows for the six months ended September 30, 2014 and 2013. However, the operating results and cash flows for the six months ended September 30, 2014 may not be indicative of the results for the entire year.

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

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance around management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. The new guidance is effective for all annual and interim periods ending after December 16, 2016. The new guidance will not have an impact on the Partnership’s consolidated financial statements.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 2 – Related Party Transactions

A)	Related Party Expenses

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and six months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013 *	2014	2013 *

Partnership management fees (a)	$44,000	$47,000	$88,000	$94,000
Expense reimbursement (b)	42,451	47,637	85,670	105,581
Local administrative fee (c)	7,000	8,000	13,000	10,508

Total general and administrative-General Partners	93,451	102,637	186,670	210,089
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	24,176	27,685	55,742	55,581

Total general and administrative-related parties	$117,627	$130,322	$242,412	$265,670

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013 *	2014	2013 *

Local administrative fee (c)	$-	$708	$-	$6,200

Total general and administrative-General Partner	-	708	-	6,200

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	-	9,160	-	18,388

Total general and administrative-related parties	$-	$9,868	$-	$24,588

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $2,807,000 and $2,719,000 were accrued and unpaid as of September 30, 2014 and March 31, 2014, respectively. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $169,000 and $83,000 were accrued and unpaid as of September 30, 2014 and March 31, 2014, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. Local administrative fees owed to Independence SLP IV L.P. amounting to $224,000 and $291,000 were accrued and unpaid as of September 30, 2014 and March 31, 2014, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of September 30, 2014 and March 31, 2014, the Partnership owed $1,000 and $1,000, respectively, to the General Partner for expenses it paid on its behalf.

B) Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	September 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
Development fee payable	$1,297,912	$1,467,646
Consulting fee payable	50,000	50,000
Operating advances	284,422	333,821
Management and other fees	-	180

	$1,632,334	$1,851,647

Due from Local General Partners and affiliates from operating assets consists of the following:

	September 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)

Local general partner loan receivable	$670,998	$670,998

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

September 30, 2014

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

	At September 30, 2014		At March 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$16,302,172	$9,429,589	$16,456,014	$9,463,292

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

Fixed swap – initial notional amount	$3,050,000
Fixed swap – current notional amount	2,859,800
Fixed rate	4.65%
Variable rate at June 30, 2014	3.75%
Termination date	September 1, 2015

Fair value for the interest rate swap is estimated using Level 2 inputs. At June 30, 2014 and March 31, 2014, the fair value of the interest rate swap was approximately $32,500 and $44,000, respectively.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 4 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will continue to take a number of years. Through September 30, 2014, the Partnership has sold its limited partnership interest in four Local Partnerships and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its seven remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 30, 2014, there were no properties classified as discontinued operations in the condensed consolidated financial statements. For the three and six months ended September 30, 2013, Guymon, which was sold during the year ended March 31, 2014, in order to present comparable results to the three and six months ended September 30, 2014, was classified as discontinued operations in the condensed consolidated financial statements.

Condensed Consolidated Statements of Discontinued Operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013 *	2014	2013 *

Revenues

Rental income	$-	$186,961	$-	$374,454
Other	-	(1,459)	-	(5,421)

Total revenue	-	185,502	-	369,033

Expenses
General and administrative	-	32,885	-	57,138
General and administrative-related parties (Note 2)	-	9,868	-	24,588
Repairs and maintenance	-	8,042	-	23,426
Operating and other	-	48,682	-	99,389
Real estate taxes	-	3,438	-	6,875
Insurance	-	6,763	-	13,079
Interest	-	22,651	-	45,175
Depreciation and amortization	-	26,710	-	53,419

Total expenses	-	159,039	-	323,089

Income from discontinued operations	-	26,463	-	45,944

Noncontrolling interest in income of subsidiaries from discontinued operations	-	(5)	-	(9)

Income from discontinued operations – Independence Tax Credit Plus IV	$-	$26,458	$-	$45,935

Income from discontinued operations – limited partners	$-	$26,193	$-	$45,476

Number of BACs outstanding	45,844	45,844	45,844	45,844

Income from discontinued operations– limited partners- per weighted average BAC	$-	$0.57	$-	$0.99

* Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Cash Flows from Discontinued Operations:

	Six Months Ended
	September 30,
	2014	2013*

Net cash provided by operating activities	$-	$60,083

Net cash provided by investing activities	$-	$9,718

Net cash used in financing activities	$-	$(44,007)

* Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a) Liquidity

At September 30, 2014, the Partnership’s liabilities exceeded assets by $22,159,470 and for the six months ended September 30, 2014, the Partnership had net loss of $200,527. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $2,807,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage payable balance of $16,302,172 and the accrued interest payable balance of $4,808,120 is of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of developing a plan to dispose of all of its investments. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships. The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period. Dispositions of any investment in a Local Partnership are not anticipated to impact the future results of liquidity or financial condition of the Partnership.

The Partnership has unconsolidated cash reserves of approximately $455,000 at September 30, 2014. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $93,000 for the six months ended September 30, 2014.

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

e) Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $44,538 and $57,542 and $91,029 and $116,461 for the three and six months ended September 30, 2014 and 2013, respectively. Of these fees, $24,176 and $36,845 and $55,742 and $73,969 were incurred to the Local General Partners for the three and six months ended September 30, 2014 and 2013, respectively, which include $0 and $9,160 and $0 and $18,388 of fees relating to discontinued operations for the three and six months ended September 30, 2014 and 2013, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

g) Subsequent Events

The Partnership evaluated all subsequent events from the date of the condensed consolidated balance sheet through the issuance date of this report and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the condensed consolidated financial statements other than the following.

On November 5, 2014, the Partnership entered into assignment and assumption agreements to sell its limited partnership interest in (i) Figueroa Senior Housing Limited Partnership (“Figueroa”) and (ii) NNPHI Senior Housing Limited Partnership to unaffiliated third parties for $480,036 and $447,439, respectively. The sales are expected to be consummated during the quarter ending December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships of which, approximately $148,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow). The Partnership is currently in the process of developing a plan to dispose of all its investments. Through September 30, 2014, the Partnership has sold its limited partnership interests in four Local Partnerships and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its seven remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions. Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership. During the six months ended September 30, 2014, and 2013, distributions from operations of the Local Partnerships amounted to approximately $21,000 and $21,000, respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the six months ended September 30, 2014, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $386,000. This decrease was due to repayment of mortgage notes ($154,000), repayments to local general partners and affiliates ($219,000), an increase in cash held in escrow relating to investing activities ($25,000), acquisitions of property and equipment ($29,000) and distributions to noncontrolling interests ($68,000), which exceeded a net cash provided by operating activities $109,000. Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately $64,000 and a change from interest rate swap of approximately ($11,500).

Total expenses from operations for the three and six months ended September 30, 2014, and 2013, excluding depreciation and amortization, interest, unrealized change in interest rate swap and general and administrative-related parties, totaled $641,421 and $655,521 and $1,323,391 and $1,331,205, respectively.

Accounts payable from operations as of September 30, 2014 and March 31, 2014 were $391,319 and $392,721, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of September 30, 2014 and March 31, 2014 was $4,808,120 and $4,626,937, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has unconsolidated cash reserves of approximately $455,000 at September 30, 2014. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At September 30, 2014, the Partnership’s liabilities exceeded assets by $22,159,470 and for the six months ended September 30, 2014, the Partnership had a net loss of $200,527. However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of the respective Local Partnerships, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,807,000 and $2,719,000 were accrued and unpaid as of September 30, 2014 and March 31, 2014, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale as of September 30, 2014.

During the six months ended September 30, 2014, the Partnership has not recorded any loss on impairment of assets. Through September 30, 2014, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of property.

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

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2014 and 2013, consisted primarily of the results of the Partnership’s investment in Local Partnerships. The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income decreased less than 1% for the three months ended September 30, 2014 and increased approximately 1% for the three and six months ended September 30, 2014, respectively, as compared to the corresponding period in 2013, primarily due to an increase in occupancy at one Local Partnership offset by an increase in vacancy losses and rent concessions at a second Local Partnership.

Total expenses, excluding general and administrative, repairs and maintenance, depreciation and amortization and unrealized loss on interest rate swap remained fairly consistent, with a decrease of approximately 1% for the three and six months ended September 30, 2014, respectively, as compared to the corresponding period in 2013.

General and administrative expenses decreased approximately $50,000 and $20,000 for the three and six months ended September 30, 2014, respectively, as compared to the corresponding period in 2013, primarily due to a decrease in legal fees offset by salaries increases at one Local Partnership and a decrease in audit fees and software consulting fees at the Partnership level.

General and administrative-related parties’ expenses decreased approximately $13,000 and $23,000 for the three and six months ended September 30, 2014, respectively, as compared to the corresponding period in 2013, primarily due to a decrease in partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level.

Repairs and maintenance expense increased approximately $24,000 and decreased approximately $8,000 for the three and six months ended September 30, 2014, respectively, as compared to the corresponding period in 2013, primarily due to an increase in painting, decorating and snow removal expenses at one Local Partnership, an increase in fire and security monitory services at a second Local Partnership offset by a decrease in major repairs and parking lot improvements at two other Local Partnerships.

Depreciation and amortization decreased approximately $18,000 and $54,000 for three and six months ended September 30, 2014, respectively, as compared to the corresponding period in 2013, primarily due to reduction of the property and equipment as a result of a loss on impairment of assets recorded during the year ended March 31, 2014 at two Local Partnerships.

Change in fair value of interest rate swap decreased approximately $2,500 and $3,500 for the three and six months ended September 30, 2014 and 2013, respectively, primarily due to change in fair value of the interest rate swap agreement at one Local Partnership.

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

(b) Changes in Internal Controls over Financial Reporting. During the period ended September 30, 2014, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date:	November 18, 2014		By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer

Date:	November 18, 2014		By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)

- 18 -