Form 10-Q
period 2014-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2015-02-17
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________

FORM 10-Q

 ______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-17015

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Exact name of registrant as specified in its charter)

Delaware	13-3646846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 17th Street, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2014	2014
ASSETS	(Unaudited)	(Audited)

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $11,013,574 and $16,801,559, respectively)	$1,098,743	$1,374,070
Cash and cash equivalents	797,935	1,076,241
Cash held in escrow	797,911	1,068,337
Deferred costs (net of accumulated amortization of $304,674 and $291,252, respectively)	271,144	298,813
Due from local general partners and affiliates (Note 2)	35,465	670,998
Other assets	240,381	307,060

Total assets	$3,241,579	$4,795,519

LIABILITIES AND PARTNERS’ DEFICIT

Operating liabilities
Mortgage notes payable	$9,537,520	$16,456,014
Accounts payable	250,083	392,721
Accrued interest payable	158,834	4,626,937
Security deposits payable	176,508	220,634
Interest rate swap (Note 3)	25,700	44,000
Due to local general partners and affiliates (Note 2)	1,633,747	1,851,647
Due to general partners and affiliates (Note 2)	2,423,357	3,094,505

Total liabilities	14,205,749	26,686,458

Commitments and contingencies (Note 6)

Partners’ deficit

Limited partners (45,844 BACs issued and outstanding)	(10,173,024)	(21,079,183)
General partners	(492,857)	(603,021)

Independence Tax Credit Plus L.P. IV total	(10,665,881)	(21,682,204)

Noncontrolling interests	(298,289)	(208,735)

Total partners’ deficit	(10,964,170)	(21,890,939)

Total liabilities and partners’ deficit	$3,241,579	$4,795,519

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013*	2014	2013*

Revenues
Rental income	$706,393	$624,726	$2,103,030	$1,973,318
Other	24,919	16,617	70,753	53,536

Total revenues	731,312	641,343	2,173,783	2,026,854

Expenses
General and administrative	235,760	166,551	714,025	641,381
General and administrative-related parties (Note 2)	105,934	115,434	345,846	380,996
Repairs and maintenance	101,396	51,656	340,370	310,145
Operating and other	90,417	84,441	290,603	289,282
Real estate taxes	25,229	21,787	78,419	65,546
Insurance	26,828	20,845	80,333	65,322
Interest	107,264	144,563	332,790	375,419
Change in fair value of interest rate swap (Note 3)	(6,800)	(10,000)	(18,300)	(25,000)
Depreciation and amortization	22,794	48,420	84,474	165,121

Total expenses from operations	708,822	643,697	2,248,560	2,268,212

Income (loss) from operations	22,490	(2,354)	(74,777)	(241,358)
Income from discontinued operations (including gain on sale of property) (Note 5)	11,203,803	116,021	11,100,546	65,928

Net income (loss)	11,226,293	113,667	11,025,769	(175,430)

Net income attributable to noncontrolling interests from operations	(971)	(824)	(2,354)	(1,003)
Net (income) loss attributable to noncontrolling interests from discontinued operations	(7,203)	865,026	(7,092)	865,121

Net (income) loss attributable to noncontrolling interests	(8,174)	864,202	(9,446)	864,118

Net income attributable to Independence Tax Credit Plus L.P. IV	$11,218,119	$977,869	$11,016,323	$688,688

Income (loss) from operations – limited partners	21,304	(3,146)	(76,360)	(239,937)
Income from discontinued operations – limited partners	11,084,633	971,237	10,982,519	921,738

Net income – limited partners	$11,105,937	$968,091	$10,906,159	$681,801

Number of BACs outstanding	45,844	45,844	45,844	45,844

Income (loss) from operations-limited partners- per weighted average BAC	$0.46	$(0.08)	$(1.67)	$(5.24)
Income from discontinued operations-limited partners- per weighted average BAC	241.79	21.19	239.56	20.11

Net income - limited partners - per weighted average BAC	$242.25	$21.11	$237.89	$14.87

* Reclassified for comparative purposes.

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Deficit
(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests
Partners’ deficit – April 1, 2014	$(21,890,939)	$(21,079,183)	$(603,021)	$(208,735)
Net income	11,025,769	10,906,159	110,164	9,446
Distributions	(99,000)	-	-	(99,000)
Partners’ deficit – December 31, 2014	$(10,964,170)	$(10,173,024)	$(492,857)	$(298,289)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$11,025,769	$(175,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	86,880	248,320
Gain on sale of property	(11,057,228)	(165,728)
Change in fair value of rate swap	(18,300)	(25,000)
Changes in assets and liabilities:
Increase in cash held in escrow	(77,703)	(55,340)
Decrease (increase) in due from local general partners and affiliates	2,999	(3,262)
Increase in other assets	(19,415)	(243,859)
(Decrease) increase in accounts payable	(43,416)	67,672
Increase in accrued interest payable	54,265	224,860
Increase in security deposit payable	9,089	10,918
Decrease in due to local general partners and affiliates	(180)	(4,395)
(Decrease) increase in due to general partner and affiliates	(584,172)	160,357

Total adjustments	(11,647,181)	214,543

Net cash (used in) provided by operating activities	(621,412)	39,113

Cash flows from investing activities:
(Increase) decrease in cash held in escrow	(48,208)	48,495
Acquisition of property and equipment	(37,427)	-
Proceeds from sale of property	951,747	2,200,000
Costs paid relating to sale of property	-	(1,891,888)
Repayments to local general partners and affiliates	(217,720)	(13,024)

Net cash provided by investing activities	648,392	343,583

Cash flows from financing activities:
Repayments of mortgage notes	(206,286)	(263,731)
Distributions to noncontrolling interests	(99,000)	(182,169)

Net cash used in financing activities	(305,286)	(445,900)

Net decrease in cash and cash equivalents	(278,306)	(63,204)
Cash and cash equivalents at beginning of period	1,076,241	1,117,442
Cash and cash equivalents at end of period*	$797,935	$1,054,238

Summarized below are the components of the gain on sale of property:
Proceeds from sale of property- net	$(951,747)	$(308,112)
Property and equipment, net of accumulated depreciation	246,698	$1,301,913
Deferred costs	6,846	-
Other assets	86,094	67,205
Cash held in escrow	396,337	166,816
Accounts payable	(99,223)	(12,184)
Mortgage payable	(6,712,208)	(1,316,834)
Accrued interest	(4,522,368)	(7,794)
Security deposits	(53,215)	(52,010)
Due to general partners and affiliates	545,558	(4,725)

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $0 and $70,556, respectively.

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2014

(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of December 31, 2014, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and seven other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits. Some of the Properties may also be eligible for the historic rehabilitation tax credits. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the managing member of the General Partner. On June 12, 2013, Centerline and an affiliate of Hunt Companies, Inc. (“Hunt”) entered into an agreement and plan of merger. On November 14, 2013, the shareholders of Centerline approved the acquisition of Centerline by an affiliate of Hunt Capital Partners, LLC, the affordable housing division affiliate of Hunt. Since November 14, 2013, Hunt has been the ultimate parent of CAHA. For information on Hunt, see www.huntcompanies.com. The information contained on, or connected to, Hunt’s website is not incorporated by reference into this Form 10-Q. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

The net (income) loss attributable to noncontrolling interests amounted to approximately ($8,200) and $864,200 and ($9,400) and $864,100 for the three and nine months ended December 31, 2014 and 2013, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of December 31, 2014 and the results of their operations and their cash flows for the nine months ended December 31, 2014 and 2013. However, the operating results and cash flows for the nine months ended December 31, 2014 may not be indicative of the results for the entire year.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing GAAP. The standard update requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentations and disclosures of discontinued operations. The ASU is effective and will be applied prospectively for disposals (or classifications of businesses as held-for-sale) of components or an entity that occur in an annual or interim periods beginning after December 15, 2014.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2014

(Unaudited)

NOTE 2 – Related Party Transactions

A)	Related Party Expenses

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and nine months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013*	2014	2013*

Partnership management fees (a)	$38,500	$44,000	$126,500	$138,000
Expense reimbursement (b)	34,936	41,682	120,606	147,263
Local administrative fee (c)	4,831	8,100	15,331	18,500

Total general and administrative-General Partners	78,267	93,782	262,437	303,763
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	27,667	21,652	83,409	77,233

Total general and administrative-related parties	$105,934	$115,434	$345,846	$380,996

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013*	2014	2013*

Local administrative fee (c)	$-	$2,800	$2,500	$8,400

Total general and administrative-General Partner	-	2,800	2,500	8,400

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	-	9,283	-	27,671

Total general and administrative-related parties	$-	$12,083	$2,500	$36,071

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $2,262,000 and $2,719,000 were accrued and unpaid as of December 31, 2014 and March 31, 2014, respectively. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $21,000 and $83,000 were accrued and unpaid as of December 31, 2014 and March 31, 2014, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2014

(Unaudited)

(c)	Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. Local administrative fees owed to Independence SLP IV L.P. amounting to $139,000 and $291,000 were accrued and unpaid as of December 31, 2014 and March 31, 2014, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of December 31, 2014 and March 31, 2014, the Partnership owed $1,000 and $1,000, respectively, to the General Partner for expenses it paid on its behalf.

B) Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	December 31,	March 31,
	2014	2014
Development fee payable	$1,297,912	$1,467,646
Consulting fee payable	50,000	50,000
Operating advances	285,835	333,821
Management and other fees	-	180

	$1,633,747	$1,851,647

Due from Local General Partners and affiliates from operating assets consists of the following:

	December 31,	March 31,
	2014	2014
Local general partner loan receivable	$35,465	$670,998

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

December 31, 2014

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

	At December 31, 2014		At March 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
LIABILITIES:
Mortgage notes	$9,537,520	$8,238,976	$16,456,014	$9,463,292

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

Fixed swap – initial notional amount	$3,050,000
Fixed swap – current notional amount	2,846,000
Fixed rate	4.65%
Variable rate at September 30, 2014	3.75%
Termination date	September 1, 2015

Fair value for the interest rate swap is estimated using Level 2 inputs. At September 30, 2014 and March 31, 2014, the fair value of the interest rate swap was approximately $25,700 and $44,000, respectively.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2014

(Unaudited)

NOTE 4 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will continue to take a number of years. Through December 31, 2014, the Partnership has sold its limited partnership interest in six Local Partnerships and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its five remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On November 5, 2014, the Partnership sold its limited partnership interest in Figueroa Senior Housing Limited Partnership (“Figueroa”) to an unaffiliated third party purchaser for a sales price of $480,000. The sale resulted in a gain of approximately $6,697,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended December 31, 2014.

On November 5, 2014, the Partnership sold its limited partnership interest in NNPHI Senior Housing Limited Partnership (“Normandie”) to an unaffiliated third party purchaser for a sales price of $447,000. The sale resulted in a gain of approximately $4,336,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended December 31, 2014.

On October 4, 2013, the property and the related assets and liabilities of Guymon Housing Partners, L.P. (“Guymon”) were sold to an affiliate of the Local General Partner for a sales price of $2,200,000. The Partnership received $188,875 as a distribution from this sale after the repayment of the mortgages, other liabilities, closing costs and distributions to other partners of approximately $2,011,000. The sale resulted in a gain of approximately $166,000 which was recorded during the quarter ended December 31, 2013. An adjustment to the gain of approximately $653,000 was recorded during the quarter ended March 31, 2014. An additional adjustment to the gain of approximately $24,000 was recorded during the quarter ended December 31, 2014 due to a final cash distribution sent to the Partnership from Guymon, resulting in an overall gain of approximately $843,000.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2014

(Unaudited)

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 31, 2014, Figueroa and Normandie, which were sold in November 2014, were classified as discontinued operations in the condensed consolidated financial statements. For the three and nine months ended December 31, 2013, Figueroa and Normandie, which were sold during the year ending March 31, 2015 and Guymon, which was sold during the year ended March 31, 2014, in order to present comparable results to the three and nine months ended December 31, 2014, were classified as discontinued operations in the condensed consolidated financial statements.

Condensed Consolidated Statements of Discontinued Operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013*	2014	2013*

Revenues

Rental income	$176,739	$395,892	$548,329	$1,165,192
Other	303	(11,554)	1,993	(25,340)
Gain on sale of properties (Note 4)	11,057,228	165,728	11,057,228	165,728

Total revenue	11,234,270	550,066	11,607,550	1,305,580

Expenses
General and administrative	76,287	109,102	253,243	366,217
General and administrative-related parties (Note 2)	-	12,083	2,500	36,071
Repairs and maintenance	36,766	57,000	91,007	123,142
Operating and other	40,201	87,990	79,864	222,411
Real estate taxes	(1,126)	6,768	4,653	20,305
Insurance	3,696	15,985	26,324	50,194
Interest	(125,357)	117,157	47,007	338,113
Depreciation and amortization	-	27,960	2,406	83,199

Total expenses	30,467	434,045	507,004	1,239,652

Income from discontinued operations	11,203,803	116,021	11,100,546	65,928

Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	(7,203)	865,026	(7,092)	865,121

Income from discontinued operations – Independence Tax Credit Plus IV	$11,196,600	$981,047	$11,093,454	$931,049

Income from discontinued operations – limited partners	$11,084,633	$971,237	$10,982,519	$921,738

Number of BACs outstanding	45,844	45,844	45,844	45,844

Income from discontinued operations– limited partners- per weighted average BAC	$241.79	$21.19	$239.56	$20.11

* Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2014

(Unaudited)

Cash Flows from Discontinued Operations:

	Nine Months Ended
	December 31,
	2014	2013*

Net cash (used in) provided by operating activities	$(26,643)	$1,151,956

Net cash (used in) provided by investing activities	$(22,030)	$3,177,022

Net cash used in financing activities	$(28,429)	$(4,350,694)

* Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a) Liquidity

At December 31, 2014, the Partnership’s liabilities exceeded assets by $10,964,170 and for the nine months ended December 31, 2014, the Partnership had net income of $11,025,769. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $2,262,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage payable balance of $9,537,520 and the accrued interest payable balance of $158,834 is of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of developing a plan to dispose of all of its investments. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships. The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period. Dispositions of any investment in a Local Partnership are not anticipated to impact the future results of liquidity or financial condition of the Partnership.

The Partnership has unconsolidated cash reserves of approximately $525,000 at December 31, 2014. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $156,000 for the nine months ended December 31, 2014.

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

e) Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $58,409 and $55,370 and $ 149,438 and $171,831 for the three and nine months ended December 31, 2014 and 2013, respectively. Of these fees, $27,667 and $30,935 and $83,409 and $104,904 were incurred to the Local General Partners for the three and nine months ended December 31, 2014 and 2013, respectively, which include $0 and $9,283 and $0 and $27,671 of fees relating to discontinued operations for the three and nine months ended December 31, 2014 and 2013, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2014

(Unaudited)

f) Other

The Partnership is subject to risks incidental to potential losses arising from the management and ownership of real estate. The Partnership can also be affected by poor economic conditions generally. Of the remaining five properties (40%) are located in Kentucky with others each located in a different state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships of which, approximately $148,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow). The Partnership is currently in the process of developing a plan to dispose of all its investments. Through December 31, 2014, the Partnership has sold its limited partnership interests in six Local Partnerships and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its five remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions. Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership. During the nine months ended December 31, 2014, and 2013, distributions from operations of the Local Partnerships amounted to approximately $21,000 and $21,000, respectively. In addition, during the nine months ended December 31, 2014, and 2013, distributions to the Partnership from sales proceeds amounted to approximately $951,000 and $189,000, respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the nine months ended December 31, 2014, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $278,000. This decrease was due to cash used in operating activities ($621,000), repayment of mortgage notes ($206,000), repayments to local general partners and affiliates ($218,000), an increase in cash held in escrow relating to investing activities ($48,000), acquisitions of property and equipment ($37,000) and distributions to noncontrolling interests ($99,000), which exceeded proceeds from sale of properties, net of closing cost $951,000. Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately $87,000 and a change from interest rate swap of approximately ($18,000).

Total expenses from operations for the three and nine months ended December 31, 2014, and 2013, excluding depreciation and amortization, interest, unrealized change in interest rate swap and general and administrative-related parties, totaled $479,630 and $345,280 and $1,503,750 and $1,371,676, respectively.

Accounts payable from operations as of December 31, 2014 and March 31, 2014 were $250,083 and $392,721, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of December 31, 2014 and March 31, 2014 was $158,834 and $4,626,937, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has unconsolidated cash reserves of approximately $525,000 at December 31, 2014. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At December 31, 2014, the Partnership’s liabilities exceeded assets by $10,964,170 and for the nine months ended December 31, 2014, the Partnership had a net income of $11,025,769. However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of the respective Local Partnerships, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,262,000 and $2,719,000 were accrued and unpaid as of December 31, 2014 and March 31, 2014, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. Although 40% of the properties are located in Kentucky the portfolio is otherwise diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership had originally invested the proceeds of its Offering in 14 Local Partnerships, all of which had their Tax Credits fully in place during the Credit Periods. As of December 31, 2012, all the Local Partnerships have completed their Credit Periods. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2017 with respect to the Properties depending upon when the Compliance Period commenced.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale as of December 31, 2014.

During the nine months ended December 31, 2014, the Partnership has not recorded any loss on impairment of assets. Through December 31, 2014, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of property.

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

Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership’s year end is December 31.

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2014 and 2013, consisted primarily of the results of the Partnership’s investment in Local Partnerships. The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 13% and 7% for the three and nine months ended December 31, 2014, respectively, as compared to the corresponding period in 2013, primarily due to an increase in occupancy at three Local Partnerships, a decrease in rent concessions at a second Local Partnership and HUD rent increases at a third Local Partnership.

Total expenses, excluding general and administrative, repairs and maintenance, depreciation and amortization and unrealized loss on interest rate swap decreased approximately 8% and 4% for the three and nine months ended December 31, 2014, respectively, as compared to the corresponding period in 2013, primarily due to a decrease in interest expense resulted from the pay down of the first mortgage at one Local Partnership.

General and administrative expenses increased approximately $69,000 and $73,000 for the three and nine months ended December 31, 2014, respectively, as compared to the corresponding period in 2013, primarily due to an increase in salaries and benefits expenses and legal fees at one Local Partnership, increase in turnover expenses and program case management expense at a second Local Partnership, increase in consulting fees at a third Local Partnership and an increase in audit fees, legal expenses and software consulting fees at the Partnership level.

General and administrative-related parties’ expenses decreased approximately $9,000 and $35,000 for the three and nine months ended December 31, 2014, respectively, as compared to the corresponding period in 2013, primarily due to a decrease in partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level.

Repairs and maintenance expense increased approximately $50,000 and $30,000 for the three and nine months ended December 31, 2014, respectively, as compared to the corresponding period in 2013, primarily due to an increase in painting, decorating and snow removal expenses at one Local Partnership, increase in minor repair and maintenance expenses at a second Local Partnership.

Depreciation and amortization decreased approximately $26,000 and $81,000 for three and nine months ended December 31, 2014, respectively, as compared to the corresponding period in 2013, primarily due to reduction of the property and equipment as a result of a loss on impairment of assets recorded during the year ended March 31, 2014 at two Local Partnerships.

Change in fair value of interest rate swap decreased approximately $3,200 and $6,700 for the three and nine months ended December 31, 2014 and 2013, respectively, primarily due to change in fair value of the interest rate swap agreement at one Local Partnership.

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

(b) Changes in Internal Controls over Financial Reporting. During the period ended December 31, 2014, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

	By:	RELATED INDEPENDENCE L.L.C.,
a General Partner

Date: February 17, 2015		By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer

Date: February 17, 2015		By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)

-18-