Form 10-K
period 2015-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2015-06-29
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Registrant’s telephone number, including area code (303) 927-5000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2014 was $(21,279,000), based on Limited Partner equity as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business.

General

Independence Tax Credit Plus L.P. IV (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on February 22, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On June 12, 2013, Centerline and an affiliate of Hunt Companies, Inc. (“Hunt”) entered into an agreement and plan of merger. On November 14, 2013, the shareholders of Centerline approved the acquisition of Centerline by an affiliate of Hunt. On April 15, 2015, Alden Torch Financial LLC, a newly formed limited liability company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interest in CAHA. Prior to April 15, 2015, Hunt had been the ultimate majority equity owner of CAHA.

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

The Partnership’s initial business was to invest in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit. As of March 31, 2015, the Partnership had originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships of which approximately $148,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not intend to acquire interests in additional Local Partnerships, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. The Partnership is currently invested in five Local Partnerships. The Partnership’s investment in each Local Partnership represents from 98.99% to 99.89%. See Item 2, Properties, below.

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will take a number of years. During the fiscal year ended March 31, 2015, the Partnership sold its limited partnership interest in two Local Partnerships. Through March 31, 2015, the Partnership has sold its limited partnership interest in six Local Partnerships, and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (using the fair market value based on comparative sales). During the year ended March 31, 2015, the Partnership did not record any loss on impairment of assets or reduction to estimated value. Through March 31, 2015, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of assets.

There can be no assurance that the Partnership will achieve its investment objectives, as described above, and it is unlikely that the Partnership will meet objectives 2 and 3, also as noted above.

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

Sale of Underlying Local Partnerships

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will take a number of years. During the fiscal year ended March 31, 2015, the Partnership sold its limited partnership interest in two Local Partnerships. Through March 31, 2015, the Partnership has sold its limited partnership interest in six Local Partnerships, and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On November 5, 2014, the Partnership sold its limited partnership interest in Figueroa Senior Housing Limited Partnership (“Figueroa”) to an unaffiliated third party purchaser for a sales price of $480,000. The sale resulted in a gain of approximately $4,336,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended December 31, 2014. In addition, the sale resulted in a noncash distribution to the general partner of the Local Partnership of approximately $474,000 as a result of the write-off of a receivable from the local general partner. An adjustment to the gain of approximately $441,000 was recorded during the quarter ended March 31, 2015, resulting in an overall gain of approximately $4,777,000.

On November 5, 2014, the Partnership sold its limited partnership interest in NNPHI Senior Housing Limited Partnership (“Normandie”) to an unaffiliated third party purchaser for a sales price of $447,000. The sale resulted in a gain of approximately $6,697,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended December 31, 2014. An adjustment to the gain of approximately $57,000 was recorded during the quarter ended March 31, 2015, resulting in an overall gain of approximately $6,754,000.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Partnership’s investment in each of the remaining five Local Partnerships represents 98.99% or 99.89% of the partnership interests in each Local Partnership. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the Local General Partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships in which it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 15, Schedule III.

Local Partnership Schedule

Name and Location		Percentage of Units Occupied at May 1,
(Number of Units)	Date Acquired	2015	2014	2013	2012	2011

BX-8A Team Associates, L.P. Bronx, NY (41)	October 1995	(b)	(b)	(b)	(b)	(b)

Westminster Park Plaza (a California Limited Partnership) Los Angeles, CA (130)	June 1996	(a)	(a)	(a)	(a)	(a)

Fawcett Street Limited Partnership Tacoma, WA (60)	June 1996	97%	97%	95%	98%	98%

Figueroa Senior Housing Limited Partnership Los Angeles, CA (66)	November 1996	(g)	89%	97%	97%	96%

NNPHI Senior Housing Limited Partnership Los Angeles, CA (75)	December 1996	(g)	92%	98%	96%	82%

Belmont/McBride Apartments Limited Partnership Paterson, NJ (42)	January 1997	(d)	(d)	(d)	76%	74%

Sojourner Douglass, L.P. Paterson, NJ (20)	February 1997	(c)	(c)	(c)	(c)	85%

New Zion Apartments Limited Partnership Shreveport, LA (100)	October 1997	(e)	(e)	(e)	100%	94%

Bakery Village Urban Renewal Associates, L.P. Montclair, NJ (125)	December 1997	96%	96%	100%	100%	98%

Marlton Housing Partnership, L.P. (a Pennsylvania limited partnership) Philadelphia, PA (25)	May 1998	(d)	(d)	(d)	100%	100%

GP Kaneohe Limited Partnership Kaneohe, HI (44)	July 1999	98%	98%	98%	98%	100%

KSD Village Apartments, Phase II, Ltd. Danville, KY (16)	July 1999	88%	94%	88%	69%	88%

Kanisa Apartments, Ltd. Fayette County, KY (59)	October 1999	95%	98%	88%	83%	95%

Guymon Housing Partners, L.P. Guymon, OK (92)	December 1999	(f)	(f)	100%	86%	100%

(a)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).
(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).
(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012 (see Note 10 in Item 8).

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

(g) The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2015 (see Note 10 in Item 8).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2015, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 19, 2015, the Partnership has 2,506 registered holders of an aggregate of 45,844 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

The Partnership has made no distributions to the BACs holders from inception through March 31, 2015. There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will continue to take a number of years. During the fiscal year ended March 31, 2015, the Partnership sold its limited partnership interest in two Local Partnerships. Through March 31, 2015, the Partnership has sold its limited partnership interest in six Local Partnerships, and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves, exclusive of the Local Partnership working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions. Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership. During the years ended March 31, 2015 and 2014, distributions from operations of the Local Partnerships amounted to approximately $21,000 and $21,000, respectively. In addition, during the years ended March 31, 2015 and 2014, distributions to the Partnership from sales proceeds amounted to approximately $952,000 and $189,000 respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

For the year ended March 31, 2015, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $370,000. This decrease was primarily due to acquisition of property and equipment ($49,000), repayment of mortgage notes ($274,000), repayments to local general partners and affiliates ($1,011,000), net distributions to noncontrolling interests ($27,000), an increase in cash held in escrow relating to investing activities ($55,000), which exceeded cash provided by operating activities $70,000, proceeds from sale of properties $952,000 and a decrease in deferred costs related to financing activities $24,000. Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization in the amount of approximately ($109,000), gain on sales of properties of approximately ($11,555,000), forgiveness of debt ($296,000), general partner’s contribution $843,000 and a change in fair value of interest rate swap of approximately ($24,000).

Total expenses from operations for the years ended March 31, 2015 and 2014, excluding depreciation and amortization, interest, general and administrative – related parties, loss on impairment of assets and change in fair value of an interest rate swap, totaled $1,974,026 and $1,928,862, respectively.

Accounts payable and other liabilities arising from operations totaled $201,875 and $392,721 as of March 31, 2015 and 2014, respectively. Accounts payable and other liabilities are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Accrued interest payable arising from operations as of March 31, 2015 and 2014 was $130,061 and $4,626,937, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnerships) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has unconsolidated cash reserves of approximately $487,000 at March 31, 2015. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At March 31, 2015, the Partnership’s liabilities exceeded assets by $10,308,898 and for the year ended March 31, 2015, the Partnership recognized net income of $11,240,313, including gain on sale of properties of $11,555,138. However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of the respective Local Partnerships, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 8 to the Financial Statements in Item 8, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $2,296,000 and $2,719,000 were accrued and unpaid as of March 31, 2015 and 2014, respectively, and are included in the line item Due to general partner and affiliates in the consolidated balance sheets. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.

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

Discontinued Operations

The Partnership is currently in the process of developing a plan to dispose of all of its investments. Any dispositions would meet the criteria established for recognition as a discontinued operation under ASC 360, Property, Plant and Equipment (“ASC 360”), which specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity. There are no assets classified as property and equipment-held for sale at March 31, 2015.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale at March 31, 2015.

During the year ended March 31, 2015, the Partnership did not record any loss on impairment of assets or reduction to estimated value. Through March 31, 2015, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2015 and 2014, respectively, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 8, Note 11).

The net income (loss) for the years ended March 31, 2015 and 2014 totaled $11,240,313 and ($2,708,982), respectively.

2015 vs. 2014

Rental income increased approximately 3% for the year ended March 31, 2015 as compared to the corresponding period ended March 31, 2014, primarily due to decreases in vacancies and decreases in rent concessions as well as rental rate increases at several Local Partnerships.

Other income decreased approximately $38,000 for the year ended March 31, 2015 as compared to the corresponding period in 2014, primarily due to forgiveness of management fees payable at one Local Partnership in the prior year and income recognized at the Partnership level from nonrefundable deposits retained by the Partnership in the prior year as a result of a contract being no longer in effect for the sale of its limited partnership interests in two Local Partnerships.

Total expenses, excluding general and administrative, repairs and maintenance, depreciation and amortization, loss on impairment of asset and change in fair value of interest rate swap, remained fairly consistent with a decrease of less than 4% for the year ended March 31, 2015 as compared with the corresponding period ended March 31, 2014.

General and administrative expenses increased approximately $54,000 for the year ended March 31, 2015, as compared to the corresponding period ended March 31, 2014, primarily due to increase in salaries and benefits at two Local Partnerships, increase in professional fees at a third Local Partnership and an increase in legal fees at the Partnership level.

Change in fair value of interest rate swap decreased approximately $1,000 for the year ended March 31, 2015 as compared to the corresponding period in 2014, primarily due to the change in interest rates.

Depreciation and amortization decreased approximately $123,000 for the year ended March 31, 2015, as compared to the corresponding period ended March 31, 2014, primarily due to impairment of property and equipment in the year ended March 31, 2014 at two Local Partnerships.

Loss on impairment of fixed assets amounted to approximately $0 and $2,406,000 for the years ended March 31, 2015 and 2014, respectively. At March 31, 2015, cumulative impairment loss was approximately $35,686,000. See Note 3 in Item 8 for detailed discussion on impairments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Independence Tax Credit Plus L.P. IV and Subsidiaries

(A Delaware Limited Partnership)

We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners’ (deficit) capital, and cash flows for the years ended March 31, 2015 and 2014 (the 2014 and 2013 Fiscal Years). Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements for one and three subsidiary partnerships whose income (losses) aggregated $140,825 and ($845,457) for the years ended March 31, 2015 and 2014, and whose assets constituted 21% and 42% of the Partnership’s assets at March 31, 2015 and 2014, respectively, represented in the accompanying consolidated financial statements. The financial statements for these one and three subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These two subsidiary partnerships’ net losses aggregated $22,856 and $23,122 (2014 and 2013 Fiscal Years) and their assets aggregated $266,392 and $270,799 at March 31, 2015 and 2014, respectively. Management’s plans in regard to these matters are also described in Note 12(b). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ RAICH ENDE & MALTER CO. LLP

RAICH ENDE & MALTER CO. LLP

New York, New York

June 29, 2015

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

[LETTERHEAD OF CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General partner

NNPHI Senior Housing Limited Partnership

Los Angeles, California

I have audited the accompanying balance sheet of NNPHI Senior Housing Limited Partnership, at December 31,2013, and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended, and the related notes to the financial statements.

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

/s/ Clifford Benn, CPA

February 24, 2014

Torrance, California

[Letterhead of COHNREZNICK, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying financial statements of Bakery Village Urban Renewal Associates, L.P., which comprise the balance sheet as of December 31, 2014, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ COHNREZNICK LLP

Baltimore, Maryland

April 10, 2015

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

/s/ COHNREZNICK LLP

Baltimore, Maryland

February 28, 2014

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	2014

ASSETS

Operating assets
Property and equipment, at cost, less accumulated depreciation (Notes 2 and 4)	$1,089,909	$1,374,070
Cash and cash equivalents (Notes 2, 3 and 12 )	706,652	1,076,241
Cash held in escrow (Notes 2, 3 and 5)	784,111	1,068,337
Deferred costs – less accumulated amortization (Notes 2 and 6)	240,291	298,813
Due from local general partners and affiliates	5,795	670,998
Other assets	245,594	307,060

Total assets	$3,072,352	$4,795,519

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Operating liabilities
Mortgage notes payable (Notes 3 and 7)	$9,475,089	$16,456,014
Accounts payable and other liabilities	201,875	392,721
Accrued interest	130,061	4,626,937
Security deposits payable	169,508	220,634
Interest rate swap	20,000	44,000
Due to local general partners and affiliates (Note 8)	840,182	1,851,647
Due to general partner and affiliates (Note 8)	2,544,535	3,094,505

Total liabilities	13,381,250	26,686,458

Commitments and contingencies (Notes 8 and 12)

Partners’ (deficit) capital
Limited partners (100,000 BACs authorized; 45,844 issued and outstanding)	(10,428,532)	(21,079,183)
General partners	(495,438)	(603,021)

Independence Tax Credit Plus L.P. IV total	(10,923,970)	(21,682,204)

Noncontrolling interests	615,072	(208,735)

Total partners’ (deficit) capital	(10,308,898)	(21,890,939)

Total liabilities and partners’ (deficit) capital	$3,072,352	$4,795,519

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31
	2015	2014*
Operations:
Revenues
Rental income	$2,777,867	$2,699,537
Other	92,081	130,037

Total revenues	2,869,948	2,829,574

Expenses
General and administrative	899,934	845,256
General and administrative-related parties (Note 8)	719,179	677,571
Repairs and maintenance	478,645	476,261
Operating and other	398,916	422,963
Real estate taxes	90,689	87,628
Insurance	105,840	96,754
Interest	428,717	462,597
Change in fair value of interest rate swap (Note 3)	(24,000)	(25,000)
Depreciation and amortization	106,384	229,333
Loss on impairment of assets (Note 4)	-	2,406,000

Total expenses	3,204,304	5,679,363

Loss from operations	(334,356)	(2,849,789)
Income from discontinued operations	11,574,669	140,807

Net income (loss)	11,240,313	(2,708,982)

Net (income) loss attributable to noncontrolling interests from operations	(865)	8,414
Net (income) loss attributable to noncontrolling interests from discontinued operations	(481,214)	703,577

Net (income) loss attributable to noncontrolling interests	(482,079)	711,991

Net income (loss) attributable to Independence Tax Credit Plus L.P. IV	$10,758,234	$(1,996,991)

Loss from operations – limited partners	$(331,869)	$(2,812,961)
Income from discontinued operations – limited partners	10,982,520	835,940

Net income (loss) – limited partners	$10,650,651	$(1,977,021)

Number of BACs outstanding	45,844	45,844

Loss from operations- limited partners- per weighted average BAC	$(7.24)	$(61.36)
Income from discontinued operations- limited partners- per weighted average BAC	239.56	18.24

Net income (loss) - limited partners- per weighted average BAC	$232.32	$(43.12)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL

YEARS ENDED MARCH 31, 2015 AND 2014

		Limited	General	Noncontrolling
	Total	Partners	Partners	Interests

Partners' (deficit) capital – April 1, 2013	$(18,880,008)	$(19,102,162)	$(583,051)	$805,205

Net loss	(2,708,982)	(1,977,021)	(19,970)	(711,991)

Distributions	(301,949)	-	-	(301,949)

Partners' (deficit) capital – March 31, 2014	(21,890,939)	(21,079,183)	(603,021)	(208,735)

Net income	11,240,313	10,650,651	107,583	482,079

Distributions	(501,062)	-	-	(501,062)

Contributions- write-off of related party debt	842,790	-	-	842,790

Partners' (deficit) capital – March 31, 2015	$(10,308,898)	$(10,428,532)	$(495,438)	$615,072

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
	2015	2014

Cash flows from operating activities:
Net income (loss)	$11,240,313	$(2,708,982)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of properties	(11,555,138)	(819,451)
Forgiveness of debt	(296,360)	-
General Partner's contribution	842,790	-
Depreciation and amortization	108,954	313,735
Loss on impairment of assets	-	2,406,000
Interest rate swap	(24,000)	(25,000)
Changes in operating assets and liabilities:
Increase in accounts payable	7,480	94,482
Increase in security deposit payable	1,210	11,382
Increase in accrued interest payable	26,583	284,417
(Increase) decrease in cash held in escrow	(31,143)	85,307
Decrease (increase) in other assets	2,357	(117,402)
Decrease (increase) in due from general partner and affiliates	207,405	(8,915)
Increase in due to local general partners and affiliates	(180)	(4,457)
(Decrease) increase in due to general partner and affiliates	(459,994)	242,907

Total adjustments	(11,170,036)	2,463,005

Net cash provided by (used in) operating activities	70,277	(245,977)

Cash flows from investing activities:
Proceeds from sale of properties	951,747	2,200,000
Costs related to sale of property	-	(1,347,894)
Acquisition of property and equipment	(48,619)	(93,333)
(Increase) decrease in cash held in escrow	(55,410)	13,611
Net (repayments) advances to local general partners and affiliates	(1,011,285)	4,084

Net cash (used in) provided by investing activities	(163,567)	776,468

Cash flows from financing activities:
Principal payments of mortgage notes	(273,709)	(255,793)
Decrease (increase) in deferred costs	24,349	(13,949)
Distributions to noncontrolling interests	(26,939)	(301,949)

Net cash used in financing activities	(276,299)	(571,691)

Net decrease in cash and cash equivalents	(369,589)	(41,200)
Cash and cash equivalents at beginning of year	1,076,241	1,117,441
Cash and cash equivalents at end of year	$706,652	$1,076,241

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$664,663	$569,731

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$(951,747)	$(852,106)
Property and equipment, net of accumulated depreciation	251,317	1,301,913
Deferred costs	6,682	-
Other assets	59,109	60,171
Cash held in escrow	370,779	132,464
Accounts payable and other liabilities	(198,326)	(11,048)
Mortgage payable	(6,410,856)	(1,390,829)
Accrued interest	(4,523,459)	(7,796)
Due to local general partners and affiliates	(19,325)	-
Due to general partners and affiliates	387,147	-
Security deposits	(52,336)	(52,220)
Capital contributions- General Partner	(474,123)	-

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 1 – General

Independence Tax Credit Plus L.P. IV (a Delaware limited partnership) (the “Partnership”) was organized on February 22, 1995 and commenced its public offering on July 6, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On June 12, 2013, Centerline and an affiliate of Hunt Companies, Inc. (“Hunt”) entered into an agreement and plan of merger. On November 14, 2013, the shareholders of Centerline approved the acquisition of Centerline by an affiliate of Hunt. On April 15, 2015, Alden Torch Financial LLC, a newly formed limited liability company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interest in CAHA. Prior to April 15, 2015, Hunt had been the ultimate majority equity owner of CAHA.

The Partnership’s business is primarily to invest in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit. Qualified Beneficial Assignment Certificates (“BACs”) holders were entitled to Tax Credits over the period of the Partnership’s entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property was placed in service; referred to herein as the “Credit Period”) with respect to each Apartment Complex.

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

b) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and its seven and eight subsidiary partnerships for the years ended March 31, 2015 and 2014, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships (the “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

(Income) loss attributable to noncontrolling interests amounted to approximately ($482,100) and $712,000 for the years ended March 31, 2015 and 2014, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid investments purchased with original maturities of three months or less.

d) Cash Held in Escrow

Cash held in escrow represent reserves established pursuant to the debt agreements as described in Note 5, as well as deposits that are required by statutory law to be segregated.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale at March 31, 2015.

f) Revenue Recognition

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

g) Income Taxes

The Partnership is not a tax paying entity for income tax purposes and, accordingly, no provision has been made for income taxes. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

The Partnership has no material liability for unrecognized tax benefits and no material change to the beginning partners’ capital of the Partnership. As of and during the year ended March 31, 2015, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties.

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

Income tax returns for the years prior to 2011 are no longer subject to examination by tax authorities.

h) Mortgage Financing and Offering Costs

Costs incurred in connection with obtaining permanent mortgage financing are capitalized and amortized over the lives of the related mortgage notes. Costs incurred to sell BACs, including brokerage fees and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners’ capital.

i) Deferred Costs

Deferred costs and fees incurred in connection with the purchase of interests in certain subsidiary partnerships have been capitalized as property costs and are being amortized over the lives of the related properties.

j) Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the consolidated financial statements and the amount of loss can be reasonably estimated.

k) Use of Estimates

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

l) Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the consolidation Analysis. The ASU modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and early adoption is permitted. The new guidance will not have an impact on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

In April 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity.” ASU 2014-08 provides narrower definition of discontinued operations than under existing accounting principles generally accepted in the United States of America (“GAAP”). The standard update requires that only disposal of components of an entity (or group of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentation and disclosures of discontinued operations. The ASU is effective prospectively for disposals (or classifications of business as held-for-sale) or components of an entity that occur in an annual or interim periods beginning after December 15, 2014.

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

In August 2014, FASB issued ASU No 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as going concern and to provide related footnote disclosure. The new guidance is effective for all annual and interim periods ending after December 16, 2016. The new guidance will not have an impact on the Partnership’s consolidated financial statements.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

	At March 31, 2015		At March 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$9,475,089	$8,224,499	$16,456,014	$9,463,292

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

Fixed swap – initial notional amount	$3,050,000
Fixed swap – current notional amount	2,831,600
Fixed rate	4.65%
Variable rate at December 31, 2014	3.75%
Termination date	September 1, 2015

Fair value for the interest rate swap is estimated using Level 2 inputs. At March 31, 2015 and 2014, the fair value of the interest rate swap was a reduction of the mortgage note liability of approximately $20,000 and $44,000, respectively.

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

NOTE 4 – Property and Equipment

The components of property and equipment from operations and their estimated useful lives are as follows:

	March 31,		Estimated Useful Lives
	2015	2014	(Years)

Land	$557,512	$1,564,276	-
Building and improvements	10,678,538	15,569,023	27.5-40
Furniture and fixtures	882,840	1,042,330	3-10
	12,118,890	18,175,629

Less: Accumulated depreciation	(11,028,981)	(16,801,559)

	$1,089,909	$1,374,070

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

Depreciation expense for the years ended March 31, 2015 and 2014 amounted to $79,295 and $196,012, respectively.

Depreciation expenses for the discontinued property and equipment for the years ended March 31, 2015 and 2014 amounted to $2,168 and $83,928, respectively. During the year ended March 31, 2015, there was a decrease in accumulated depreciation on dispositions in the amount of $5,854,041.

Impairments

During the years ended March 31, 2015 and 2014, the Partnership performed a fair value analysis on all of its investments. Impairment of assets is a two-step process. First, management estimated amounts recoverable through future operations and sale of the Property on an undiscounted basis. If such estimates were below depreciated cost, Property investments themselves were reduced to estimated fair value (using the fair market value based on comparative sales). Each Local Partnership must continue to comply with its Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left on the remaining investments. Based on this analysis, the Partnership did not record any loss on impairment of assets or a reduction to estimated value for the year ended March 31, 2015. Impairments have been estimated using Level 3 inputs.

Impairments from operations recorded for the year ended March 31, 2014 are as follows:

Bakery Village Urban Renewal Associates, L.P	$1,736,000
GP Kaneohe Limited Partnership	670,000

$2,406,000

NOTE 5 – Cash Held in Escrow

Cash held in escrow from operations consists of the following:

	March 31,
	2015	2014

Purchase price payments*	$123,250	$123,250
Real estate taxes, insurance and other	143,997	128,628
Reserve for replacements	345,828	585,733
Tenant security deposits	171,036	230,726

	$784,111	$1,068,337

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

	March 31,
	2015	2014	Period

Financing costs	$463,342	$590,065	10 through 50 years
Less: Accumulated amortization	(223,051)	(291,252)

	$240,291	$298,813

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

Amortization expense for the years ended March 31, 2015 and 2014 amounted to $27,089 and $33,321, respectively. Amortization expense for each of the next five years will approximate $27,000. Deferred costs of $112,476 and related accumulated amortization of $88,126 were written off during the year ended March 31, 2015.

Amortization expense from discontinued operations for the years ended March 31, 2015 and 2014 amounted to $402 and $475, respectively. During the year ended March 31, 2015, there was a decrease in deferred costs of $14,247 and accumulated amortization of $7,566, related to sales of properties.

NOTE 7 – Mortgage Notes Payable

The mortgage loans from operations are payable in aggregate monthly installments of approximately $54,000 including principal and interest with rates varying from 0% to 8.13% per annum and have maturity dates ranging from 2020 through 2046. The loans are collateralized by the land and buildings of the subsidiary partnerships and the assignment of certain subsidiary partnerships’ rents and leases, and are without further recourse. Certain obligations are guaranteed by affiliates of the general partner.

Annual principal payments on the permanent debt requirements for mortgage notes payable from operations for each of the next five calendar years and thereafter are as follows:

Years Ending December 31,	Amount

2015	$248,358
2016	248,806
2017	261,742
2018	275,628
2019	296,482
Thereafter	8,144,073

$9,475,089

Accrued interest payable from operations amounted to approximately $130,000 and $4,627,000 as of March 31, 2015 and 2014, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnership or through assumption by the buyer upon sale of the Partnership’s interest in the respective Local Partnership. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

A) Related Party Expenses

Expenses incurred to related parties from operations for the years ended March 31, 2015 and 2014 were as follows:

	Years Ended March 31,
	2015	2014*

Partnership management fees (a)	$160,000	$182,000
Expense reimbursement (b)	150,926	188,946
Local administrative fees (c)	76,391	20,441
Total general and administrative - General Partner	387,317	391,387

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	331,862	286,184
Total general and administrative-related parties	$719,179	$677,571

* Reclassifed for comparative purposes.

Expenses incurred to related parties from discontinued operations for the years ended March 31, 2015 and 2014 were as follows:

	Years Ended March 31,
	2015	2014*

Local administrative fees (c)	$4,250	$11,300

Total general and administrative – General Partner	4,250	11,300

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	-	30,922

Total general and administrative-related parties	$4,250	$42,222

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are accrued without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $2,296,000 and $2,719,000 were accrued and unpaid as of March 31, 2015 and 2014, respectively. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $51,000 and $83,000 were accrued and unpaid as of March 31, 2015 and 2014, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. Local administrative fees owed to Independence SLP IV L.P. amounting to $197,000 and $291,000 were accrued and unpaid as of March 31, 2015 and 2014, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of March 31, 2015 and 2014, the Partnership owed $1,000 and $1,000, respectively, to the General Partner for expenses it paid on the Partnership’s behalf.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

B) Due to/from Local General Partners and Affiliates

Due to Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2015	2014

Development fee payable	$481,597	$1,467,646
Consulting fee payable	50,000	50,000
Operating advances	308,585	333,821
Management and other fees	-	180

	$840,182	$1,851,647

Due from Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2015	2014

Local general partner receivable	$5,795	$670,998

NOTE 9 – Taxable Net Loss

A reconciliation of the consolidated financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

	Years Ended March 31,
	2015	2014

Net loss attributable to Independence Tax Credit Plus L.P. IV	$10,758,234	$(1,996,991)

Differences between depreciation and amortization expense for financial reporting purposes and income tax purposes	(1,377,755)	(928,776)

Differences resulting from Partnership having a different fiscal year for tax and financial reporting purposes	12,762	(10,639)

Tax exempt interest income	(28)	(19)

Differences between gain on sale of properties for financial reporting purposes and gain on sale for income tax purposes	(6,658,410)	(1,362,973)

Provision for loss on impairment	-	2,406,000

Other, including accruals for financial reporting purposes not deductible for tax purposes until paid	27,493	(357,905)

Net income (loss) per income tax return	$2,762,296	$(2,251,303)

No provision for income taxes related to the operations of the Partnership has been included in the accompanying consolidated financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACs holders. Net income for financial statement purposes may differ significantly from taxable income reportable to BACs holders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its Partnership Agreement. In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities. At March 31, 2015, the tax basis net assets exceeded the financial statement net assets by approximately $13,100,000 due to depreciation differences, impairments of property and equipment, and related party accruals.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 10 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will take a number of years. During the fiscal year ended March 31, 2015, the Partnership sold its limited partnership interest in two Local Partnerships. Through March 31, 2015, the Partnership has sold its limited partnership interest in six Local Partnerships, and the property and the related assets and liabilities of three Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On November 5, 2014, the Partnership sold its limited partnership interest in Figueroa Senior Housing Limited Partnership (“Figueroa”) to an unaffiliated third party purchaser for a sales price of $480,000. The sale resulted in a gain of approximately $4,336,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended December 31, 2014. In addition, the sale resulted in a noncash distribution to the local General Partner of approximately $474,000 as a result of the write-off of a receivable from the local General Partner. An adjustment to the gain of approximately $441,000 was recorded during the quarter ended March 31, 2015, resulting in an overall gain of approximately $4,777,000.

On November 5, 2014, the Partnership sold its limited partnership interest in NNPHI Senior Housing Limited Partnership (“Normandie”) to an unaffiliated third party purchaser for a sales price of $447,000. The sale resulted in a gain of approximately $6,697,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended December 31, 2014. An adjustment to the gain of approximately $57,000 was recorded during the quarter ended March 31, 2015, resulting in an overall gain of approximately $6,754,000.

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

NOTE 11 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 31, 2015, Figueroa and Normandie, which were sold during the year ended March 31, 2015, were classified as discontinued operations in the consolidated financial statements. For the year ended March 31, 2014, Guymon, which was sold during the year ended March 31, 2014, and Figueroa and Normandie, in order to present comparable results to the year ended March 31, 2015, were classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2015	2014 *

Revenues

Rental income	$618,052	$1,326,718
Other	300,179	4,438
Gain on sale of properties (Note 10)	11,555,138	819,451

Total revenues	12,473,369	2,150,607

Expenses
General and administrative	322,728	920,798
General and administrative-related parties (Note 8)	4,250	42,222
Repairs and maintenance	124,177	186,748
Operating and other	103,761	269,709
Taxes	10,422	21,758
Insurance	35,341	66,205
Interest	295,451	417,957
Depreciation and amortization	2,570	84,403

Total expenses	898,700	2,009,800

Income from discontinued operations	$11,574,669	$140,807

Noncontrolling interest in loss (income) of subsidiaries from discontinued operations	(481,214)	703,577

Income from discontinued operations – Independence Tax Credit Plus LP IV	$11,093,455	$844,384

Income from discontinued operations – limited partners	$10,982,520	$835,940

Number of BACs outstanding	45,844	45,844

Income from discontinued operations – limited partners- per weighted average BAC	$239.56	$18.24

* Reclassified for comparative purposes.

Cash flows from discontinued operations:

	Years Ended March 31,
	2015	2014 *

Net cash provided by operating activities	$284,632	$1,158,034

Net cash (used in) provided by investing activities	$(32,117)	$3,170,035

Net cash used in financing activities	$(329,617)	$(4,351,239)

* Reclassified for comparative purposes.

NOTE 12 – Commitments and Contingencies

a)	Liquidity

At March 31, 2015, the Partnership’s liabilities exceeded assets by $10,308,898 and for the year ended March 31, 2015, the Partnership recognized net income of $11,240,313, including gain on sale of properties of $11,555,138. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 8, partnership management fees of approximately $2,296,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments of all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

All of the mortgage payable balance of $9,475,089 and the accrued interest payable balance of $130,061 is of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of developing a plan to dispose of all of its investments. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships. The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period. Dispositions of any investment in a Local Partnership are not anticipated to impact the future results of liquidity or financial condition of the Partnership.

The Partnership has unconsolidated cash reserves of approximately $487,000 at March 31, 2015. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $192,000 for the year ended March 31, 2015.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concerns and Uncertainties

KSD Village Apartments, Phase II, Ltd. (“KSD II”)

The financial statements for the year ended December 31, 2014 for KSD II were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplated continuation of KSD II as a going concern. In prior years and in 2014, KSD II experienced financial difficulty because revenues are not sufficient to meet obligations. Operations have been financed in part by withholding management fee payments and operating reimbursements payable to the management agent, withholding monthly deposits to the reserve for replacements and operating loans from affiliates of the general partner. The Partnership’s investment in KSD II has been written down to zero through prior year losses.

Kanisa Apartments, Ltd. (“First African”)

The financial statements for the year ended December 31, 2014 for First African were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplated continuation of First African as a going concern. In prior years and in 2014, First African experienced financial difficulty because revenues are not sufficient to meet obligations. Operations have been financed in part by withholding mortgage payments under deferred payment agreements, operating loans from affiliates of the general partner, and withholding management fees and operating reimbursements payable to the management agent. The Partnership’s investment in First African has been written down to zero through prior year losses.

c)	Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per entity per institution. At March 31, 2015, uninsured cash and cash equivalents amounted to approximately $270,000.

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

Property management fees incurred by the Local Partnerships amounted to $417,158 and $452,489 for the years ended March 31, 2015 and 2014, respectively. Of these fees $331,862 and $317,106 were incurred to the Local General Partners for the years ended March 31, 2015 and 2014, respectively, which include $0 and $30,922 of fees relating to discontinued operations for the years ended March 31, 2015 and 2014, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. The Credit Period generally runs for ten years from the date it commenced with respect to each eligible Property. Because of the time required for the acquisition, completion and rent-up of Properties, as expected, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years were recognized in the 11th through 13th years. As of December 31, 2013, all the Local Partnerships had completed their Credit Periods. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2017 with respect to the Properties depending upon when the Compliance Period commenced.

h)	Subsequent Events

We evaluated all subsequent events from the consolidated balance sheet date through the issuance date of this report and determined that there were no events or transactions occurring during this subsequent event reporting period, which require recognition or disclosure in the consolidated financial statements other than the following:

On April 15, 2015, Hunt Companies Inc.’s (‘Hunt”) equity interest in its Affordable Housing Asset Management Platform (“Platform’) (including all assets previously relating to Centerline Holding Company) were acquired by Alden Torch Financial, LLC, a newly formed Delaware limited company (“ATF”). ATF is controlled by the Platform’s management team, which holds a majority interest in ATF, and Bear Creek Asset Management LLC, an unaffiliated private equity investment firm, holds a minority interest in ATF. Hunt had been the ultimate majority equity owner of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA.

On June 1, 2015, the Partnership sold its limited partnership interest in KSD Village Apartments, Phase II, Ltd. (“KSD Village”) to an affiliate of the Local General Partner for a sales price of $1. The Partnership received $1 as distributions and the sale will result in a gain of approximately $300,000 which will be recognized on the Partnership’s Form 10-Q for the quarter ending June 30, 2015.

On June 15, 2015, the property and the related assets and liabilities of Kaneohe Limited Partnership (“Kaneohe”) were sold to an unaffiliated third party purchaser for a sales price of $10,100,000. The Partnership received $2,824,686 as distributions and the sale resulted in a gain of approximately $4,538,000, which will be recognized on the Partnership’s Form 10-Q for the quarter ending June 30, 2015.

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

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”). Under the supervision and with the participation of our management, including the President and Principal Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2015. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2015, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies. Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level. Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

(c) Changes in Internal Controls over Financial Reporting. During the period ended March 31, 2015, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers. The Partnership’s affairs are managed and controlled by Related Independence LLC (“RILLC”), a Delaware limited liability company (“the General Partner”), which was managed by an affiliate of Centerline Holdings Company (“Centerline”). Centerline was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On June 12, 2013, Centerline and an affiliate of Hunt Companies, Inc. (“Hunt”) entered into an agreement and plan of merger. On November 14, 2013, the shareholders of Centerline approved the acquisition of Centerline by an affiliate of Hunt. On April 15, 2015, Alden Torch Financial LLC, a newly formed limited liability company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interest in CAHA. Prior to April 15, 2015, Hunt had been the ultimate majority equity owner of CAHA. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, ATF which controls the General Partner has adopted a code of ethics. To obtain a copy free of charge of ATF’s code of ethics, send a written request to: Alden Torch Financial Attn: Legal Department-Code of Ethics, 1225 17th Street, Suite 1400, Denver CO 80202.

Certain information concerning the executive officers of the General Partner is set forth below.

Name	Position

Mark B. Hattier	Chief Financial Officer
Alan T. Fair	President (Principal Executive Officer)

MARK B. HATTIER, is the Chief Financial Officer of RILLC and is also a Senior Managing Director of HCP Pacific Asset Management, LLC. Mr. Hattier has over 24 years of experience in the structured finance and affordable housing industries. Prior to joining Hunt, Mr. Hattier was a Vice President of various subsidiaries of Capmark Financial Group Inc. From 2007 - 2012, Mr. Hattier was responsible for the negotiation with counterparties in the restructuring and settlement of claims and liabilities related to Capmark’s low-income housing tax credit (“LIHTC”) transactions. Mr. Hattier structured and supervised the sale of Capmark’s LIHTC business assets and the resolution of “total return swap” and other derivatives claims. From 1999 – 2007, Mr. Hattier managed Capmark’s proprietary tax-exempt bond and related derivatives portfolios, which included a substantial sub-portfolio of affordable housing bonds. From 1989 – 1993 and 1993 – 1999, Mr. Hattier was a Vice President , in the municipal finance departments of investment banks Howard, Weil, Labouisse, Friedrichs Inc. and Stephens Inc., respectively. Mr. Hattier’s focus was structured finance and asset backed finance. Mr. Hattier received his A.B. in Economics from Harvard College. Mr. Hattier earned and maintains the designations “Chartered Financial Analyst” and “Financial Risk Manager.”

ALAN T. FAIR is the President (Principal Executive Officer) of RILLC and is also a President of Hunt Capital Partners, LLC and an Executive Director of HCP Pacific Asset Management LLC. Mr. Fair has over 25 years of experience in the affordable housing industry including underwriting, structuring, and placement of affordable multifamily housing debt, both tax exempt and taxable. Prior to forming Hunt Capital Partners, LLC, Mr. Fair consulted to the multifamily industry, and was a Senior Vice President with AIMCO between 2007 and 2008. From 1996 through 2007, Mr. Fair was Senior Vice President Finance and Senior Managing Director of Sun America Affordable Housing Partners Inc. He was responsible for the development of credit and debt structures for both taxable and tax-exempt financed tax credit properties and the coordinating of the underwriting and financing process. During his time at Sun America Mr. Fair was involved in the origination of over 1,000 tax credit partnerships, $5 billion of debt relating to tax credit partnerships (in excess of $5 billion in equity raised) and over 100,000 units of affordable housing. Previously from 1991-1996, Mr. Fair was Senior Vice President for First Interstate Bank responsible for all multifamily housing capital market activities. From 1983 to 1991, Mr. Fair worked for Kemper Securities Group as a Vice President in Investment Banking, and prior thereto as a staff attorney. Mr. Fair is a graduate of Michigan State University and received his J.D. degree from the University of Denver College of Law. He is a member of the State Bar in Colorado.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

General Partnership Interest in the Partnership	Related Independence L.L.C. 1225 17th Street Denver, Colorado 80202	$1,000 capital contribution – directly owned	100%

Independence SLP IV L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in the Local Partnerships. See Note 8 in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any officer of the General Partner beneficially owns any Limited Partnership Interests or BACs. The following table sets forth the number of BACs beneficially owned as of June 24, 2015 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each executive officer of the General Partner of RILLC and (iii) the directors and executive officers of the general partner of RILLC as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

	Amount and Nature of
Name of Beneficial Owner (1)	Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	2,868.06	(2)	6.3%
J. Michael Fried	2,868.06	(2)(3)	6.3%
Alan P. Hirmes	2,868.06	(2)(3)	6.3%
Stuart J. Boesky	2,868.06	(2)(3)	6.3%
Stephen M. Ross	2,868.06	(2)(3)	6.3%
Marc D. Schnitzer	2,868.06	(2)(3)	6.3%
Mark B. Hattier	-		-
Alan T. Fair	-		-

All executive officers of the general partner of the Related General Partner as a group (two persons)	-		-

(1)	The address for each of the persons in the table is 1225 17th Street, Denver Colorado 80202.

(2)	As set forth in Schedule 13D filed by Lehigh Tax Credit Partners III L.L.C. and Lehigh Tax Credit Partners, Inc. (the “Managing Member”) on January 25, 1999 with the Securities and Exchange Commission.

(3)	Only owns an economic interest in the Managing Member.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co LLP for professional services rendered for the audit of the Partnership’s annual consolidated financial statements for the years ended March 31, 2015 and 2014 and for the reviews of the financial information included in the Partnership’s quarterly reports on Form 10-Q for those years were $88,000 and $73,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
		Sequential Page

(a) 1.	Financial Statements

	Reports of Independent Registered Public Accounting Firms	13-17

	Consolidated Balance Sheets at March 31, 2015 and 2014	18

	Consolidated Statements of Operations for the years ended March 31, 2015 and 2014	19

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the years ended March 31, 2015 and 2014	20

	Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014	21

	Notes to Consolidated Financial Statements	22

(a) 2.	Condensed Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm on Supplementary Information	42

	Schedule I - Condensed Financial Information of Registrant	43

	Schedule III - Real Estate and Accumulated Depreciation	46

	All other schedules have been omitted because they are not required or because the required information is contained in the consolidated financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV as adopted on February 22, 1995*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. IV, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. IV as filed on February 22, 1995*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. IV and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	39

(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(31.2)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(32.1)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

(32.2)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

(101.INS) +	XBRL Instance Document

(101.SCH) +	XBRL Taxonomy Schema Linkbase Document

(101.CAL) +	XBRL Taxonomy Calculation Linkbase Document

(101.DEF) +	XBRL Taxonomy Definition Linkbase Document

(101.LAB) +	XBRL Taxonomy Labels Linkbase Document

(101.PRE) +	XBRL Taxonomy Presentation Linkbase Document

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

By:	RELATED INDEPENDENCE L.L.C.,
General Partner

By:	CENTERLINE MANAGER LLC,
Manager

By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	June 29, 2015	By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer

Date:	June 29, 2015	By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark B. Hattier	Chief Financial Officer of Centerline Capital Group LLC	June 29, 2015
Mark B. Hattier

/s/ Alan T. Fair	President (Principal Executive Officer) of Centerline Capital Group LLC	June 29, 2015
Alan T. Fair

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To the Partners

Independence Tax Credit Plus L.P. IV and Subsidiaries

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. IV and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 29, 2015 on page 13, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2014 and 2013 Fiscal Years and Schedule III at March 31, 2015. In our opinion, and based on the reports of the other auditors, these schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These two subsidiary partnerships’ net losses aggregated $22,856 and $23,122 (2014 and 2013 Fiscal Years) and their assets aggregated $266,392 and $270,799 at March 31, 2015 and 2014, respectively. Management’s plans in regard to these matters are also described in Item 8, Note 12(b). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ RAICH ENDE & MALTER CO. LLP

RAICH ENDE & MALTER CO. LLP

New York, New York

June 29, 2015

INDEPENDENCE TAX CREDIT PLUS L.P. IV

SCHEDULE I

CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

(Not Including Consolidated Subsidiary Partnerships)

CONDENSED BALANCE SHEETS

	March 31,
	2015	2014
ASSETS
Cash and cash equivalents	$512,164	$492,878
Cash held in escrow	123,250	123,250
Other assets	16,886	10,942

Total assets	$652,300	$627,070

LIABILITIES AND PARTNERS' DEFICIT

Due to general partner and affiliates	$2,347,692	$2,803,327
Other liabilities	66,420	55,000

Total liabilities	2,414,112	2,858,327

Partners’ deficit	(1,761,812)	(2,231,257)

Total liabilities and partners’ deficit	$652,300	$627,070

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

SCHEDULE I

CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2015	2014

Revenues

Other income	$50	$20,200

Expenses

Administrative and management	192,457	183,381
Administrative and management-related parties	310,925	370,946

Total expenses	503,382	554,327

Loss from operations	(503,332)	(534,127)

Gain on sale of investments in subsidiary partnerships	11,085,881	284,623

Equity in loss of subsidiary partnerships *	(11,051,994)	(74,555)

Net loss	$(469,445)	$(324,059)

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

* Includes suspended prior year losses of investments in accordance with equity method of accounting, amounting to ($10,600,583) and ($7,825) for the years ended March 31, 2015 and 2014, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

SCHEDULE I

CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2015	2014

Cash flows from operating activities:

Net loss	$(469,445)	$(324,059)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss on subsidiary partnerships	11,051,994	74,555
Gain on sale of investments in subsidiary partnerships	(11,085,881)	(284,623)
Increase in other assets	(5,981)	-
(Decrease) increase in due to general partner and affiliates	(455,635)	222,466
Increase in other liabilities	11,420	6,004

Net cash used in operating activities	(953,528)	(305,657)

Cash flows from investing activities:

Proceeds from sales of investments in subsidiary partnerships	951,747	-

Net cash provided by investing activities	951,747	-

Cash flows from financing activities:

Distributions from subsidiary partnerships	21,067	210,068

Net cash provided by financing activities	21,067	210,068

Net increase (decrease) in cash and cash equivalents	19,286	(95,589)

Cash and cash equivalents, beginning of year	492,878	588,467

Cash and cash equivalents, end of year	$512,164	$492,878

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

SCHEDULE III

CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2015

		Initial Cost to Partnership			Gross Amount at which Carried at Close of Period
				Cost							Life on which
				Capitalized							Depreciation in
				Subsequent to					Year of		Latest Income
			Buildings and	Acquisition:		Buildings and		Accumulated	Construction/	Date	Statements is
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation*	Renovation	Acquired	Computed

Apartment Complexes

Fawcett Street Limited Partnership
Tacoma, WA	1,618,542	390,654	4,247,465	(2,283,088)	396,383	1,958,648	2,355,031	$2,280,365	1996-97	June 1996	27.5 years
Figueroa Senior Housing Limited Partnership
Los Angeles, CA	-	279,000	4,978,250	(2,401,979)	291,377	2,563,894	2,855,271	2,847,867	1996-97	Nov. 1996	27.5 years
NNPHI Senior Housing Limited Partnership
Los Angeles, CA	-	709,657	6,135,419	(3,703,726)	715,387	2,425,963	3,141,350	3,004,005	1996-97	Dec. 1996	27.5 years
Bakery Village Urban Renewal Associates, L.P.
Montclair, NJ	3,428,254	50,000	14,912,416	(8,991,998)	52,699	5,917,719	5,970,418	5,658,034	1997-98	Dec. 1997	27.5 years
GP Kaneohe Limited Partnership
Kaneohe, HI	2,831,600	-	3,306,828	(1,115,071)	613	2,191,144	2,191,757	1,407,694	1999-00	Jul-99	7-40 years
KSD Village Apartments, Phase II Ltd.
Danville, KY	285,023	-	887,539	(616,204)	612	270,722	271,334	348,710	1999-00	Jul-99	10-40 years
Kanisa Apartments Ltd.
Fayette County, KY	1,311,670	106,592	4,846,543	(3,622,787)	107,205	1,223,145	1,330,350	1,334,184	1998-99	Oct. 1999	5-40 years
Less: discontinued operations and dispositions (a)	-	(988,657)	(11,113,669)	6,105,705	(1,006,764)	(4,989,857)	(5,996,621)	(5,851,872)

	$9,475,089	$547,246	$28,200,791	$(16,629,148)	$557,512	$11,561,378	$12,118,890	$11,028,987

(a)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2015.

*   Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership at the date of acquisition.

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

SCHEDULE III

CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2015

(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2015	2014	2015	2014

Balance at beginning of year	$18,175,629	$24,325,174	$16,801,559	$19,056,586
(Adjustment to) additions during year:
Land, building and improvements	48,619	93,333	-	-
Discontinued operations, dispositions and impairments	(6,105,358)	(6,242,878)	(5,854,041)	(2,534,967)
Depreciation expense	-	-	81,463	279,940
Balance at close of year	$12,118,890	$18,175,629	$11,028,981	$16,801,559

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.

See Independent Registered Public Accounting Firm’s Report on Supplementary Information.