Form 10-Q
period 2015-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2015-08-14
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     __   to  __

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

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $9,281,824 and $11,028,981, respectively)	$234,984	$1,089,909
Cash and cash equivalents	1,485,380	706,652
Cash held in escrow	726,033	784,111
Deferred costs (net of accumulated amortization of $224,840 and $223,051, respectively)	132,713	240,291
Due from local general partners and affiliates (Note 2)	-	5,795
Other assets	144,523	245,594

Total assets	$2,723,633	$3,072,352

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Operating liabilities
Mortgage notes payable	$6,327,765	$9,475,089
Accounts payable	199,086	201,875
Accrued interest payable	122,060	130,061
Security deposits payable	156,683	169,508
Interest rate swap	-	20,000
Due to local general partners and affiliates (Note 2)	844,108	840,182
Due to general partners and affiliates (Note 2)	581,365	2,544,535

Total liabilities	8,231,067	13,381,250

Commitments and contingencies (Note 6)

Partners’ (deficit) capital

Limited partners (45,844 BACs issued and outstanding)	(6,084,957)	(10,428,532)
General partners	(451,564)	(495,438)

Independence Tax Credit Plus L.P. IV total	(6,536,521)	(10,923,970)

Noncontrolling interests	1,029,087	615,072

Total partners’ (deficit) capital	(5,507,434)	(10,308,898)

Total liabilities and partners’ (deficit) capital	$2,723,633	$3,072,352

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
	2015	2014*

Revenues
Rental income	$488,386	$493,511
Other	22,495	22,146

Total revenues	510,881	515,657

Expenses
General and administrative	206,763	197,487
General and administrative-related parties (Note 2)	85,228	114,061
Repairs and maintenance	147,827	104,213
Operating and other	65,351	74,643
Real estate taxes	25,104	26,519
Insurance	19,896	19,411
Interest	64,348	75,230
Depreciation and amortization	10,974	13,460

Total expenses from operations	625,491	625,024

Loss from operations	(114,610)	(109,367)
Income from discontinued operations (including gain on sale of property) (Note 5)	4,988,067	(13,541)

Net income (loss)	4,873,457	(122,908)

Net loss attributable to noncontrolling interests from operations	343	42
Net income attributable to noncontrolling interests from discontinued operations	(486,351)	(644)

Net income attributable to noncontrolling interests	(486,008)	(602)

Net income (loss) attributable to Independence Tax Credit Plus L.P. IV	$4,387,449	$(123,510)

Loss from operations – limited partners	(113,124)	(108,232)
Income (loss) from discontinued operations – limited partners	4,456,699	(14,043)

Net income (loss) – limited partners	$4,343,575	$(122,275)

Number of BACs outstanding	45,844	45,844

Loss from operations per weighted average BAC	$(2.47)	$(2.36)
Income (loss) from discontinued operations per weighted average BAC	97.21	(0.31)

Net income (loss) per weighted average BAC	$94.74	$(2.67)

* Reclassified for comparative purposes.

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ (Deficit) Capital

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – April 1, 2015	$(10,308,898)	$(10,428,532)	$(495,438)	$615,072

Net income	4,873,457	4,343,575	43,874	486,008

Distributions	(71,993)	-	-	(71,993)

Partners’ (deficit) capital – June 30, 2015	$(5,507,434)	$(6,084,957)	$(451,564)	$1,029,087

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$4,873,457	$(122,908)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	11,032	31,493
Gain on sale of property	(4,876,136)	-
Change in fair value of rate swap	-	(6,000)
Changes in assets and liabilities:
Increase in cash held in escrow	(33,258)	(30,047)
Decrease in due from local general partners and affiliates	427	-
Increase in other assets	(20,941)	(1,080)
Increase in accounts payable	35,567	89,741
Increase in accrued interest payable	5,251	38,361
Increase in security deposit payable	3,471	2,614
Increase in due to local general partners and affiliates	3,921	28,313
(Decrease) increase in due to general partner and affiliates	(1,904,796)	13,423

Total adjustments	(6,775,462)	166,818

Net cash (used in) provided by operating activities	(1,902,005)	43,910

Cash flows from investing activities:
Increase in cash held in escrow	(18,952)	(24,557)
Acquisition of property and equipment	(3,548)	(19,994)
Proceeds from sale of property	2,824,686	-
Costs paid relating to sale of property	(2,723)	-
Net repayments to local general partners and affiliates	-	(212,445)

Net cash provided by (used in) investing activities	2,799,463	(256,996)

Cash flows from financing activities:
Repayments of mortgage notes	(46,737)	(49,781)
Distributions to noncontrolling interests	(71,993)	(40,933)

Net cash used in financing activities	(118,730)	(90,714)

Net increase (decrease) in cash and cash equivalents	778,728	(303,800)
Cash and cash equivalents at beginning of period	706,652	1,076,241
Cash and cash equivalents at end of period	$1,485,380	$772,441

Summarized below are the components of the gain on sale of property:
Proceeds from sale of property	$(2,824,686)	$-
Costs paid relating to sale of property	2,723
Property and equipment, net of accumulated depreciation	849,230	-
Deferred costs	105,789	-
Other assets	122,012	-
Cash held in escrow	110,288	-
Accounts payable	(38,351)	-
Mortgage payable	(3,100,587)	-
Accrued interest	(13,252)	-
Security deposits	(16,296)	-
Due to local general partners and affiliates	5,368	-
Due to general partners and affiliates	(58,374)	-
Interest rate swap	(20,000)	-

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of June 30, 2015, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and five other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits. As of June 30, 2015, the Partnership has ownership interests in three investments. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On April 15, 2015, Alden Torch Financial LLC, a newly formed Delaware limited company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of each of the subsidiary partnerships (each “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends June 30th. The Local Partnerships’ fiscal quarter ends March 31st. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1st through June 30th. The Partnership’s fiscal quarter ends three months after the subsidiaries in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The net (income) loss attributable to noncontrolling interests amounted to approximately ($486,000) and ($600) for the three months ended June 30, 2015 and 2014, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2015.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of June 30, 2015 and the results of their operations and their cash flows for the three months ended June 30, 2015 and 2014. However, the operating results and cash flows for the three months ended June 30, 2015 may not be indicative of the results for the entire year.

Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the consolidation Analysis. The ASU modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and early adoption is permitted. The new guidance will not have an impact on the Partnership’s condensed consolidated financial statements.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance around management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. The new guidance is effective for all annual and interim periods ending after December 16, 2016. The new guidance will not have an impact on the Partnership’s condensed consolidated financial statements.

In May 14, 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all US GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Partnership for the fiscal year beginning April 1, 2018 and the effects of the standard on the Partnership’s condensed consolidated financial statements are not known at this time.

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 2 – Related Party Transactions

A)	Related Party Expenses

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended
	June 30,
	2015	2014*

Partnership management fees (a)	$33,396	$44,000
Expense reimbursement (b)	27,181	43,219
Local administrative fee (c)	2,644	2,396

Total general and administrative-General Partners	63,221	89,615
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	22,007	24,446

Total general and administrative-related parties	$85,228	$114,061

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended
	June 30,
	2015	2014*

Local administrative fee (c)	$-	$3,604

Total general and administrative-General Partner	-	3,604

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	6,072	7,120

Total general and administrative-related parties	$6,072	$10,724

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates. Partnership management fees owed to the General Partner amounting to approximately $431,300 and $2,296,000 were accrued and unpaid as of June 30, 2015 and March 31, 2015, respectively. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $7,000 and $51,000 were accrued and unpaid as of June 30, 2015 and March 31, 2015, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

(c)	Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. Local administrative fees owed to Independence SLP IV L.P. amounting to $142,000 and $197,000 were accrued and unpaid as of June 30, 2015 and March 31, 2015, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of June 30, 2015 and March 31, 2015, the Partnership owed $700 and $1,000, respectively, to the General Partner for expenses it paid on its behalf.

B) Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	June 30,	March 31,
	2015	2015

Development fee payable	$481,597	$481,597
Consulting fee payable	50,000	50,000
Operating advances	312,511	308,585

	$844,108	$840,182

Due from Local General Partners and affiliates from operating assets consists of the following:

	June 30,	March 31,
	2015	2015

Local general partner loan receivable	$-	$5,795

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

	At June 30, 2015		At March 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,327,765	$5,230,529	$9,475,089	$8,224,499

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

NOTE 4 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments. It is anticipated that this process will continue to take a number of years. Through June 30, 2015, the Partnership has sold its limited partnership interest in seven Local Partnerships and the property and the related assets and liabilities of four Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its three remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On June 1, 2015, the Partnership sold its limited partnership interest in KSD Village Apartments Phase II, Ltd. (“KSD Village”) to an unaffiliated third party purchaser for a sales price of $1.00. The sale resulted in a gain of approximately $290,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended June 30, 2015.

On June 15, 2015, the property and the related assets and liabilities of Kaneohe Limited Partnership (“Kaneohe”) were sold to an unaffiliated third party purchaser for a sales price of $10,100,000. The Partnership received $2,825,000 as a distribution from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $7,275,000. The sale resulted in a gain of approximately $4,587,000 which was recorded during the quarter ended June 30, 2015.

On November 5, 2014, the Partnership sold its limited partnership interest in Figueroa Senior Housing Limited Partnership (“Figueroa”) to an unaffiliated third party purchaser for a sales price of $480,000. The sale resulted in a gain of approximately $4,336,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended December 31, 2014. In addition the sale resulted in a noncash distribution to the Local General Partners of approximately $474,000 as a result of the write off of a receivable from the local General Partner. An adjustment to the gain of approximately $441,000 was recorded during the quarter ended March 31, 2015, resulting in an overall gain of approximately $4,777,000.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three months ended June 30, 2015, KSD Village and Kaneohe, which were sold in June 2015, were classified as discontinued operations in the condensed consolidated financial statements. For the three months ended June 30, 2014, KSD Village and Kaneohe, which were sold in June 2015, Figueroa and Normandie, which were sold during the year ending March 31, 2015 and Guymon, which was sold during the year ended March 31, 2014, in order to present comparable results to the three months ended June 30, 2015, were classified as discontinued operations in the condensed consolidated financial statements.

Condensed Consolidated Statements of Discontinued Operations:

	Three Months Ended
	June 30,
	2015	2014*

Revenues

Rental income	$234,121	$394,929
Other	854	(2,051)
Gain on sale of property (Note 4)	4,876,136	-

Total revenue	5,111,111	392,878

Expenses
General and administrative	35,232	134,245
General and administrative-related parties (Note 2)	6,072	10,724
Repairs and maintenance	9,811	51,463
Operating and other	27,975	52,553
Real estate taxes	-	3,321
Insurance	7,190	18,115
Interest	36,706	117,965
Depreciation and amortization	58	18,033

Total expenses	123,044	406,419

Income (loss) from discontinued operations	4,988,067	(13,541)

Noncontrolling interest in income of subsidiaries from discontinued operations	(486,351)	(644)

Income (loss) from discontinued operations – Independence Tax Credit Plus IV	$4,501,716	$(14,185)

Income (loss) from discontinued operations – limited partners	$4,456,699	$(14,043)

Number of BACs outstanding	45,844	45,844

Income (loss) from discontinued operations per weighted average BAC	$97.21	$(0.31)

* Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

Cash Flows from Discontinued Operations:

	Three Months Ended
	June 30,
	2015	2014*

Net cash provided by (used in) operating activities	$58,575	$(7,447)

Net cash provided by (used in) investing activities	$102,179	$(2,245)

Net cash used in financing activities	$(193,818)	$(23,618)

* Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a) Liquidity

At June 30, 2015, the Partnership’s liabilities exceeded assets by $5,507,434. This factor raises substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $431,300 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage payable balance of $6,327,765 and the accrued interest payable balance of $122,060 is of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of developing a plan to dispose of all of its investments. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships. The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period. Dispositions of any investment in a Local Partnership are not anticipated to impact the future results of liquidity or financial condition of the Partnership.

The Partnership has unconsolidated cash reserves of approximately $1,338,000 at June 30, 2015. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $45,000 for the three months ended June 30, 2015.

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

c) Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of limited partnership of the Local Partnerships and/or the U.S. Department of Housing and Urban Development.

d) Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $ 34,396 and $46,491 for the three months ended June 30, 2015 and 2014, respectively. Of these fees, $28,079 and $31,566 were incurred to the Local General Partners for the three months ended June 30, 2015 and 2014, respectively, which include $6,072 and $7,120 of fees relating to discontinued operations for the three months ended June 30, 2015 and 2014, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

e) Other

The Partnership is subject to risks incidental to potential losses arising from the management and ownership of real estate. The Partnership can also be affected by poor economic conditions generally. Of the remaining five properties (33%) are located in Kentucky with others each located in a different state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

f) Subsequent Events

The Partnership evaluated all subsequent events from the date of the condensed consolidated balance sheet through the issuance date of this report and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the condensed consolidated financial statements other than the following:

On July 27, 2015 the Partnership sold its limited partnership interest in First African Kanisa Apartments (“First African”) to an affiliate of the Local General Partner for a sales price of $1. The sale is expected to result in a gain of approximately $1,385,000 which will be recognized on the Partnership’s Form 10-Q for the Quarter ending September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships of which, approximately $123,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow). The Partnership is currently in the process of developing a plan to dispose of all its investments. Through June 30, 2015, the Partnership has sold its limited partnership interests in seven Local Partnerships and the property and the related assets and liabilities of four Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its three remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions. Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership. During the three months ended June 30, 2015, and 2014, distributions from operations of the Local Partnerships amounted to approximately $0 and $21,000, respectively. In addition, during the three months ended June 30, 2015, and 2014, distributions to the Partnership from sales proceeds amounted to approximately $2,825,000 and $0, respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the three months ended June 30, 2015, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $ 779,000. This increase was due to proceeds from sale of properties, net of closing cost of approximately $2,822,000, which exceeded cash used in operating activities of approximately ($1,902,000), a decrease in cash held in escrow relating to investing activities of approximately ($19,000), repayment of mortgage notes of approximately ($47,000), acquisitions of property and equipment of approximately ($3,000) and distributions to noncontrolling interests of approximately ($72,000). Included in the adjustments to reconcile the net income to net cash (used in) provided by operating activities is depreciation and amortization in the amount of approximately $11,000 and a repayment of asset management fees to the general partner and affiliates of approximately $1,900,000.

Total expenses from operations for the three months ended June 30, 2015, and 2014, excluding depreciation and amortization, interest, unrealized change in interest rate swap and general and administrative-related parties, totaled $464,941 and $422,273, respectively.

Accounts payable from operations as of June 30, 2015 and March 31, 2015 were $199,086 and $201,875, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of June 30, 2015 and March 31, 2015 was $122,060 and $130,061, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has unconsolidated cash reserves of approximately $1,338,000 at June 30, 2015. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At June 30, 2015, the Partnership’s liabilities exceeded assets by $5,507,434 and for the three months ended June 30, 2015, the Partnership had a net income of $4,873,457. However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of the respective Local Partnerships, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $431,300 and $2,296,000 were accrued and unpaid as of June 30, 2015 and March 31, 2015, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. Although 33% of the properties are located in Kentucky the portfolio is otherwise diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership had originally invested the proceeds of its Offering in 14 Local Partnerships, all of which had their Tax Credits fully in place during the Credit Periods. As of December 31, 2012, all the Local Partnerships have completed their Credit Periods. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2017 with respect to the Properties depending upon when the Compliance Period commenced.

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2015 and 2014, consisted primarily of the results of the Partnership’s investment in Local Partnerships. The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income decreased approximately 1% for the three months ended June 30, 2015, as compared to the corresponding period ended June 30, 2014, primarily due to a slight decrease in occupancy at its three remaining Local Partnerships.

Total expenses, excluding general and administrative, repairs and maintenance, depreciation and amortization and unrealized loss on interest rate swap decreased approximately 10% for the three months ended June 30, 2015, as compared to the corresponding period ended June 30, 2014, primarily due to a decrease in interest expense resulted from the pay down of the first mortgage at one Local Partnership.

General and administrative expenses increased approximately $9,000 for the three months ended June 30, 2015, as compared to the corresponding period ended June 30, 2014, primarily due to an increase in salaries and benefits expenses at two Local Partnership, an increase in program management expense at one Local Partnership, and an increase in audit fees and software consulting fees at the Partnership level.

General and administrative-related parties’ expenses decreased approximately $29,000 for the three months ended June 30, 2015, as compared to the corresponding period ended June 30, 2014, primarily due to a decrease in partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level.

Repairs and maintenance expense increased approximately $43,000 for the three ended June 30, 2015, as compared to the corresponding period ended June 30, 2014, primarily due to an increase in major repairs expenses and turnover supplies expenses at one Local Partnership.

Depreciation and amortization decreased approximately $2,000 for three months ended June 30, 2015, as compared to the corresponding period ended June 30, 2014, primarily due to reduction of the property and equipment as a result of the sale of properties.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Fair Value Measurements

See Note 3 in Item 1 for methods and assumptions used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of certain accounting estimates considered critical by the Partnership. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2015.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale as of June 30, 2015.

During the three months ended June 30, 2015, the Partnership has not recorded any loss on impairment of assets. Through June 30, 2015, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of property.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures. The President (Principal Executive Officer) and Chief Financial Officer of Related Independence L.L.C, the general partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)   Changes in Internal Controls over Financial Reporting. During the period ended June 30, 2015, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.	Other Information. – None

Item 6.	Exhibits.

(4)	Form of Amended and Restated Agreement of Limited Partnership of the Partnership (attached to the Prospectus as Exhibit A)*

(10A)	Form of Subscription Agreement (attached to the Prospectus as Exhibit B)*

(10B)	Form of Escrow Agreement between the Partnership and the Escrow Agent**

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests**

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships**

(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(31.2)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(32.1)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

(32.2)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

101+	The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language:
(i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statement of Operations (unaudited), (iii) Consolidated Statement of Changes in Partner's (Deficit) Capital (unaudited), (iv) Consolidated Statement of Cash Flows (unaudited), and (v) Notes to the Consolidated Financial Statements.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

By:	RELATED INDEPENDENCE L.L.C.,
General Partner

By:	CENTERLINE MANAGER LLC,
Manager

By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	August 14, 2015	By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer

Date:	August 14, 2015	By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)