Form 10-Q
period 2015-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2015-11-16
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______  to  ______

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

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $7,942,603 and $11,028,981, respectively)	$179,872	$1,089,909
Cash and cash equivalents	985,544	706,652
Cash held in escrow	651,201	784,111
Deferred costs (net of accumulated amortization of $102,020 and $223,051, respectively)	105,335	240,291
Due from local general partners and affiliates (Note 2)	—	5,795
Other assets	52,767	245,594

Total assets	$1,974,719	$3,072,352

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Operating liabilities
Mortgage notes payable	$4,936,883	$9,475,089
Accounts payable	34,171	201,875
Accrued interest payable	65,829	130,061
Security deposits payable	140,511	169,508
Interest rate swap	—	20,000
Due to local general partners and affiliates (Note 2)	542,308	840,182
Due to general partners and affiliates (Note 2)	183,852	2,544,535

Total liabilities	5,903,553	13,381,250

Commitments and contingencies (Note 6)

Partners’ (deficit) capital

Limited partners (45,844 BACs issued and outstanding)	(3,688,124)	(10,428,532)
General partner	(427,353)	(495,438)

Independence Tax Credit Plus L.P. IV total	(4,115,477)	(10,923,970)

Noncontrolling interests	186,643	615,072

Total partners’ (deficit) capital	(3,928,834)	(10,308,898)

Total liabilities and partners’ (deficit) capital	$1,974,719	$3,072,352

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014*	2015	2014*

Revenues
Rental income	$402,884	$400,557	$802,883	$802,419
Other	16,447	19,158	36,583	40,372

Total revenues	419,331	419,715	839,466	842,791

Expenses
General and administrative	168,100	160,204	347,278	330,768
General and administrative-related parties (Note 2)	133,850	116,207	217,684	230,268
Repairs and maintenance	96,133	88,608	229,070	176,761
Operating and other	36,154	44,847	77,202	94,466
Real estate taxes	25,135	26,521	50,239	53,040
Insurance	16,205	15,917	31,874	31,339
Interest	46,939	51,329	89,313	103,178
Depreciation and amortization	527	4,917	7,152	9,833

Total expenses	523,043	508,550	1,049,812	1,029,653

Loss from operations	(103,712)	(88,835)	(210,346)	(186,862)
Income from discontinued operations (including gain on sale of property) (Note 5)	5,689,670	11,216	10,669,760	(13,665)

Net income (loss)	5,585,958	(77,619)	10,459,414	(200,527)

Net (income) loss attributable to noncontrolling interests from operations	(133)	(212)	209	(170)
Net (income) loss attributable to noncontrolling interests from discontinued operations	(3,164,781)	(457)	(3,651,130)	(1,102)

Net (income) loss attributable to noncontrolling interests	(3,164,914)	(669)	(3,650,921)	(1,272)

Net income (loss) attributable to Independence Tax Credit Plus L.P. IV	$2,421,044	$(78,288)	$6,808,493	$(201,799)

Loss from operations – limited partners	(102,806)	(88,157)	(208,036)	(185,162)
Income (loss) from discontinued operations – limited partners	2,499,640	10,651	6,948,444	(14,619)

Net income (loss) – limited partners	$2,396,834	$(77,507)	$6,740,408	$(199,782)

Number of BACs outstanding	45,844	45,844	45,844	45,844

Loss from operations per weighted average BAC	$(2.24)	$(1.92)	$(4.54)	$(4.04)
Income (loss) from discontinued operations per weighted average BAC	54.52	0.23	151.57	(0.32)

Net income (loss) per weighted average BAC	$52.28	$(1.69)	$147.03	$(4.36)

* Reclassified for comparative purposes.

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ (Deficit) Capital

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – April 1, 2015	$(10,308,898)	$(10,428,532)	$(495,438)	$615,072

Net income	10,459,414	6,740,408	68,085	3,650,921

Distributions	(4,079,350)	—	—	(4,079,350)

Partners’ (deficit) capital – September 30, 2015	$(3,928,834)	$(3,688,124)	$(427,353)	$186,643

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$10,459,414	$(200,527)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	37,755	64,085
Gain on sale of property	(10,556,208)	—
Change in fair value of rate swap	(14,000)	(11,500)
Changes in assets and liabilities:
Increase in cash held in escrow	(61,414)	(44,793)
Decrease in due from local general partners and affiliates	1,278	—
(Increase) decrease in other assets	(45,639)	5,159
Decrease in accounts payable	(7,823)	(1,402)
(Decrease) increase in accrued interest payable	(49,708)	181,183
Increase in security deposit payable	7,146	10,279
(Decrease) increase in due to general partner and affiliates	(2,222,002)	106,426

Total adjustments	(12,910,615)	309,437

Net cash (used in) provided by operating activities	(2,451,201)	108,910

Cash flows from investing activities:
Increase in cash held in escrow	(14,301)	(25,320)
Acquisition of property and equipment	(40,685)	(28,492)
Proceeds from sale of property	10,100,000	—
Costs paid relating to sale of property	(3,167,159)	—
Net repayments (advances) to local general partners and affiliates	79,787	(219,313)

Net cash provided by (used in) investing activities	6,957,642	(273,125)

Cash flows from financing activities:
Repayments of mortgage notes	(148,199)	(153,842)
Distributions to noncontrolling interests	(4,079,350)	(68,004)
Net cash used in financing activities	(4,227,549)	(221,846)

Net increase (decrease) in cash and cash equivalents	278,892	(386,061)
Cash and cash equivalents at beginning of period	706,652	1,076,241
Cash and cash equivalents at end of period	$985,544	$690,180

Summarized below are the components of the gain on sale of property:
Proceeds from sale of property	$(10,100,000)	$—
Costs paid relating to sale of property	3,167,159
Property and equipment, net of accumulated depreciation	925,865	—
Deferred costs	122,057	—
Other assets	238,466	—
Cash held in escrow	208,625	—
Accounts payable	(159,881)	—
Mortgage payable	(4,390,007)	—
Accrued interest	(14,524)	—
Security deposits	(36,143)	—
Due to local general partners and affiliates	(373,144)	—
Due to general partners and affiliates	(138,681)	—
Interest rate swap	(6,000)	—

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of September 30,  2015, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and five other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  As of September 30,  2015, the Partnership has ownership interests in two investments.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On April 15, 2015, Alden Torch Financial LLC, a newly formed Delaware limited company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of each of the subsidiary partnerships (each “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30th. The Local Partnerships’ fiscal quarter ends June 30th. Accounts of the subsidiaries have been adjusted for intercompany transactions from July  1st  through September 30th. The Partnership’s fiscal quarter ends three months after the subsidiaries in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.  All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The net income attributable to noncontrolling interests amounted to approximately $3,165,000 and $500 and $3,651,000 and $1,000 for the three and six months ended  September 30, 2015 and 2014, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of September 30,  2015 and the results of their operations and their cash flows for the six months ended  September 30, 2015 and 2014.  However, the operating results and cash flows for the six months ended September 30, 2015 may not be indicative of the results for the entire year.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standard Update 2015-03: Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as  a deferred charge, as currently required. This update will be effective for the Partnership for

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

all annual and interim periods beginning after December 15, 2015 and is required to be applied retroactively for all periods presented. This update will not have a material impact on the presentation of the Partnership’s financial position.

In February 2015, the Financial Accounting Standards Board issued Accounting Standard Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU modifies existing consolidation guidance  related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and early adoption is permitted. The new guidance will not have an impact on the Partnership’s condensed consolidated financial statements.

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

NOTE 2 – Related Party Transactions

A)Related Party Expenses

An affiliate of the General Partner, Independence SLP IV L.P., has a  0.01% interest as a special limited partner in each of the Local Partnerships.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

The costs incurred to related parties from operations for the three and six months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014*	2015	2014*
Partnership management fees (a)	$26,582	$44,000	$59,978	$88,000
Expense reimbursement (b)	84,768	42,451	111,949	85,670
Local administrative fee (c)	1,250	10,604	2,500	13,000
Total general and administrative-General Partners	112,600	97,055	174,427	186,670
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	21,250	19,152	43,257	43,598

Total general and administrative-related parties	$133,850	$116,207	$217,684	$230,268

*Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014*	2015	2014*
Local administrative fee (c)	$1,106	$6,617	$2,500	$10,221

Total general and administrative-General Partner	1,106	6,617	2,500	10,221

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	80,822	5,024	86,894	12,144

Total general and administrative-related parties	$81,928	$11,641	$89,394	$22,365

*Reclassified for comparative purposes.

(a)

The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $21,000 and $2,296,000 were accrued and unpaid as of September 30, 2015 and March 31, 2015, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

(b)

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $92,000 and $51,000 were accrued and unpaid as of September 30, 2015 and March 31, 2015, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)

Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $69,000 and $197,000 were accrued and unpaid as of September 30, 2015 and March 31, 2015, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of September 30, 2015 and March 31, 2015, the Partnership owed $2,000 and $1,000, respectively, to the General Partner for expenses it paid on its behalf.

B)Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	September 30,	March 31,
	2015	2015
	(Unaudited)	(Audited)
Development fee payable	$481,597	$481,597
Consulting fee payable	—	50,000
Operating advances	60,711	308,585
Management and other fees	—	—

	$542,308	$840,182

Due from Local General Partners and affiliates from operating assets consists of the following:

	September 30,	March 31,
	2015	2015
	(Unaudited)	(Audited)
Local general partner loan receivable	$—	$5,795

NOTE 3– Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Cash and Cash Equivalents and Cash Held in Escrow

The carrying amount approximates fair value.

Accounts Payable and Other Liabilities

The carrying amounts approximate fair value due to their short-term nature.

Mortgage Notes Payable

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

	At September 30, 2015		At March 31, 2015
	(Unaudited)		(Audited)
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$4,936,883	$4,060,419	$9,475,089	$8,224,499

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

September 30, 2015

(Unaudited)

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates

Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such obligations is not currently available.

NOTE 4 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its remaining investments.  It is anticipated that this process will continue to take a number of years. Through September 30, 2015, the Partnership has sold its limited partnership interest in eight Local Partnerships and the property and the related assets and liabilities of four Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its two remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On July 27, 2015, the Partnership sold its limited partnership interest in First African Kanisa Apartments (“First African”) to an affiliate of the Local General Partner for a sales price of $1. The sale resulted in a gain of approximately $1,603,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended September 30, 2015.

On June 1, 2015, the Partnership sold its limited partnership interest in KSD Village Apartments Phase II, Ltd. (“KSD Village”) to an unaffiliated third party purchaser for a sales price of $1. The sale resulted in a gain of approximately $293,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended June 30, 2015.

On June 15, 2015, the property and the related assets and liabilities of Kaneohe Limited Partnership (“Kaneohe”) were sold to an unaffiliated third party purchaser for a sales price of $10,100,000. The Partnership received $2,825,000 as a distribution from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $7,275,000. The sale resulted in a gain of approximately $4,587,000 which was recorded during the quarter ended June 30, 2015. An adjustment to the gain of approximately $4,073,000 was recorded during the quarter ended September 30, 2015 due to  a distribution from this sale in the form of a Security Agreement to the General Partner in the amount of $4,069,000, the buyer will pay the Local General Partner prior to year-end when they  close on their bond financing,  resulting in an overall gain of $8,660,000.

On November 5, 2014, the Partnership sold its limited partnership interest in Figueroa Senior Housing Limited Partnership (“Figueroa”) to an unaffiliated third party purchaser for a sales price of $480,000. The sale resulted in a gain of approximately $4,336,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended December 31, 2014. In addition, the sale resulted in a noncash distribution to the Local General Partners of approximately $474,000 as a result of the write off of a receivable from the local General Partner. An adjustment to the gain of approximately $441,000 was recorded during the quarter ended March 31, 2015, resulting in an overall gain of approximately $4,777,000.

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

September 30, 2015

(Unaudited)

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

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the six months ended September 30,  2015,  First African Kanisa, which was sold in July 2015, and KSD Village and Kaneohe, which were sold in June 2015, were classified as discontinued operations in the condensed consolidated financial statements. For the three months ended September 30, 2014, First African Kanisa, which was sold in July 2015, KSD Village and Kaneohe, which were sold in June 2015, and Figueroa and Normandie, which were sold during the year ending March 31, 2015, in order to present comparable results to the three and six months ended September 30, 2015, were classified as discontinued operations in the condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Condensed Consolidated Statements of Discontinued Operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014*	2015	2014*
Revenues
Rental income	$298,125	$479,230	$620,633	$965,808
Other	1,383	8,271	4,596	7,152
Gain on sale of property (Note 4)	5,680,072	—	10,556,208	—
Total revenue	5,979,580	487,501	11,181,437	972,960

Expenses
General and administrative	71,380	153,064	134,197	314,232
General and administrative-related parties (Note 2)	81,928	11,641	89,394	22,365
Repairs and maintenance	21,680	48,934	46,378	116,457
Operating and other	44,448	67,806	96,730	145,383
Real estate taxes	—	2,608	—	5,929
Insurance	10,702	22,690	22,119	44,794
Interest	33,576	141,866	92,256	283,212
Depreciation and amortization	26,196	27,676	30,603	54,253
Total expenses	289,910	476,285	511,677	986,625

Income (loss) from discontinued operations	5,689,670	11,216	10,669,760	(13,665)

Noncontrolling interest in income of subsidiaries from discontinued operations	(3,164,781)	(457)	(3,651,130)	(1,102)

Income (loss) from discontinued operations – Independence Tax Credit Plus L.P. IV	$2,524,889	$10,759	$7,018,630	$(14,767)

Income (loss) from discontinued operations – limited partners	$2,499,640	$10,651	$6,948,444	$(14,619)

Number of BACs outstanding	45,844	45,844	45,844	45,844

Income (loss) from discontinued operations per weighted average BAC	$54.52	$0.23	$151.57	$(0.32)

*Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Cash Flows from Discontinued Operations:

	Six Months Ended
	September 30,
	2015	2014 *

Net cash (used in) provided by operating activities	$(292,768)	$66,614

Net cash provided by investing activities	$426,913	$22,999

Net cash used in financing activities	$(169,585)	$(118,925)

*Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a)     Liquidity

At September 30, 2015, the Partnership’s liabilities exceeded assets by $3,928,834. This factor raises substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $21,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage notes payable balance of $4,936,883 and the accrued interest payable balance of $65,829 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership are not anticipated to impact the future results of liquidity or financial condition of the Partnership.

The Partnership has cash reserves of approximately $832,000 at September 30, 2015.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $120,000 for the six months ended September 30, 2015.

Management believes the above mitigating factors enable the Partnership to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

d)     Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $143,000 and $91,000 for the six months ended September 30, 2015 and 2014, respectively.  Of these fees, $130,000 and $56,000 were incurred to the Local General Partners for the six months ended September 30, 2015 and 2014, respectively, which include $87,000 and $12,000 of fees relating to discontinued operations for the six months ended September 30, 2015 and 2014, respectively.

e)     Other

The Partnership is subject to risks incidental to potential losses arising from the management and ownership of real estate.  The Partnership can also be affected by poor economic conditions generally. Of the remaining two properties one is located in New Jersey while the other is located in Washington. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval.  Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

f)     Subsequent Events

The Partnership evaluated all subsequent events from the date of the condensed consolidated balance sheet through the issuance date of these financial statements and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships of which, approximately $123,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow). The Partnership is currently in the process of developing a plan to dispose of all its investments. Through September 30, 2015, the Partnership has sold its limited partnership interests in eight Local Partnerships and the property and the related assets and liabilities of four Local Partnerships have been sold.  There can be no assurance as to when the Partnership will dispose of its two remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership.  During the six months ended September 30, 2015, and 2014, distributions from operations of the Local Partnerships amounted to approximately $27,000 and $21,000, respectively. In addition, during the six months ended September 30, 2015, and 2014, distributions to the Partnership from sales proceeds amounted to approximately $2,866,000 and $0, respectively.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the six months ended September 30, 2015, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $279,000. This increase was due to proceeds from sale of properties of $10,100,000 and net repayments from local general partners and affiliates of approximately ($79,000), which exceeded cash used in operating activities of approximately ($2,451,000), a decrease in cash held in escrow relating to investing activities of approximately ($14,000), costs paid relating to sales of property of approximately ($3,167,000), repayment of mortgage notes of approximately ($148,000), acquisitions of property and equipment of approximately ($41,000) and distributions to noncontrolling interests of approximately ($4,079,000). Included in the adjustments to reconcile the net income to net cash (used in) provided by operating activities is depreciation and amortization in the amount of approximately $38,000 and a repayment of asset management fees to the general partner and affiliates of approximately $2,200,000.

Total expenses from operations for the three and six months ended September 30, 2015, and 2014, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $341,727and $336,097 and $735,663 and $686,374, respectively.

Accounts payable from operations as of September 30, 2015 and March 31, 2015 were $34,171 and $201,875, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of September 30, 2015 and March 31, 2015 was $65,829 and $130,061, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has unconsolidated cash reserves of approximately $832,000 at September 30, 2015. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At September 30, 2015, the Partnership’s liabilities exceeded assets by $3,928,834 and for the six months ended September 30, 2015, the Partnership had a net income of $10,459,414.  However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of the respective Local Partnerships, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $21,000 and $2,296,000 were accrued and unpaid as of September 30, 2015 and March 31, 2015, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The two remaining properties are located in New Jersey and Washington so if one area of the country is experiencing downturns in the economy, the other Property in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.  The Partnership had originally invested the proceeds of its Offering in 14 Local Partnerships, all of which had their Tax Credits fully in place during the Credit Periods.  As of December 31, 2012, all the Local Partnerships have completed their Credit Periods. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2017 with respect to the Properties depending upon when the Compliance Period commenced.

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2015 and 2014, consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased less than 1% for the three and six months ended September 30, 2015, as compared to the corresponding period ended September 30, 2014, primarily due to a slight increase in occupancy at one of its remaining Local Partnerships.

Total expenses, excluding general and administrative, general and administrative-related parties, operating and other, repairs and maintenance and depreciation and amortization decreased approximately 6%  and approximately 9% for the three and six months ended September 30, 2015, as compared to the corresponding period ended September 30, 2014, primarily due to a decrease in interest expense, which resulted from the pay down of the first mortgage at one Local Partnership.

General and administrative expenses increased approximately $8,000 and $16,000 for the three and six months ended September 30, 2015, as compared to the corresponding period ended September 30, 2014, primarily due to an increase in audit fees and software consulting fees at the Partnership level offset by a decrease in salaries and benefits expenses and program management expense at one Local Partnership.

General and administrative-related parties’ expenses increased approximately $18,000 and decreased approximately $13,000 for the three and six months ended September 30, 2015, as compared to the corresponding periods ended September 30, 2014, primarily due to an increase in expense reimbursements resulting from a true-up in CAHA’s allocation method offset by a decrease in partnership management fees resulting from the sale of properties at the Partnership level.

Operating and other expenses decreased approximately $9,000 and $17,000 for the three and six months ended September 30, 2015, as compared to the corresponding periods ended September 30, 2014, primarily due to an overall decrease in utility expenses at one Local Partnership.

Repairs and maintenance expense increased approximately $7,500 and $52,000 for the three and six months ended September 30, 2015, as compared to the corresponding periods ended September 30, 2014, primarily due to an increase in major repairs expenses and turnover supplies expenses at one Local Partnership.

Depreciation and amortization decreased approximately $4,000 and $3,000 for the three and six months ended September 30, 2015, as compared to the corresponding periods ended September 30, 2014, primarily due to reduction of the property and equipment as a result of the sale of properties.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are no assets classified as property and equipment-held for sale as of September 30, 2015.

During the six months ended September 30, 2015, the Partnership has not recorded any loss on impairment of assets.  Through September 30, 2015, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of property.

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

(b) Changes in Internal Controls over Financial Reporting.  During the period ended September 30, 2015, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.	Other Information. – None

Item 6.	Exhibits.

	(4)	Form of Amended and Restated Agreement of Limited Partnership of the Partnership (attached to the Prospectus as Exhibit A)*

	(10A)	Form of Subscription Agreement (attached to the Prospectus as Exhibit B)*

	(10B)	Form of Escrow Agreement between the Partnership and the Escrow Agent**

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests**

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships**

	(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	(32.2)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	101	The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language:
(i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statement of Operations (unaudited), (iii) Consolidated
Statement of Changes in Partner's (Deficit) Capital (unaudited), (iv) Consolidated Statement of Cash Flows (unaudited), and (v) Notes to the Consolidated Financial Statements.

*Incorporated herein by reference to the final Prospectus as filed pursuant to Rule 424 under the Securities Act of 1933.

**Filed as an exhibit to the Registration Statement on Form S-11 of the Partnership (File No. 33-89968) and incorporated herein by reference thereto.

+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

By:	RELATED INDEPENDENCE L.L.C.,
General Partner

By:	CENTERLINE MANAGER LLC,
Manager

By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	November 16, 2015	By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer

Date:	November 16, 2015	By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)