Form 10-Q
period 2015-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2016-02-16
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______  to  ______

Commission File Number 033-89968

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

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $7,944,706 and $11,028,981, respectively)	$184,671	$1,089,909
Cash and cash equivalents	894,558	706,652
Cash held in escrow	655,394	784,111
Deferred costs (net of accumulated amortization of $103,494 and $223,051, respectively)	103,862	240,291
Due from local general partners and affiliates (Note 2)	—	5,795
Other assets	89,880	245,594

Total assets	$1,928,365	$3,072,352

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Operating liabilities
Mortgage notes payable	$4,908,317	$9,475,089
Accounts payable	107,994	201,875
Accrued interest payable	68,558	130,061
Security deposits payable	145,701	169,508
Interest rate swap	—	20,000
Due to local general partners and affiliates (Note 2)	572,008	840,182
Due to general partners and affiliates (Note 2)	271,315	2,544,535

Total liabilities	6,073,893	13,381,250

Commitments and contingencies (Note 6)

Partners’ (deficit) capital

Limited partners (45,844 BACs issued and outstanding)	(3,901,530)	(10,428,532)
General partner	(429,509)	(495,438)

Independence Tax Credit Plus L.P. IV total	(4,331,039)	(10,923,970)

Noncontrolling interests	185,511	615,072

Total partners’ (deficit) capital	(4,145,528)	(10,308,898)

Total liabilities and partners’ (deficit) capital	$1,928,365	$3,072,352

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014*	2015	2014*

Revenues
Rental income	$406,106	$405,769	$1,208,989	$1,208,188
Other	19,697	21,128	56,279	61,500

Total revenues	425,803	426,897	1,265,268	1,269,688

Expenses
General and administrative	176,271	179,634	523,545	520,899
General and administrative-related parties (Note 2)	237,722	96,281	455,406	316,049
Repairs and maintenance	90,531	76,718	319,601	253,479
Operating and other	43,501	37,906	120,707	132,372
Real estate taxes	25,135	24,929	75,374	77,969
Insurance	20,157	15,779	52,031	47,118
Interest	44,175	46,033	133,488	149,211
Change in fair value of interest rate swap (Note 3)	—	(6,800)	—	(18,300)
Depreciation and amortization	3,576	894	10,728	10,727

Total expenses	641,068	471,374	1,690,880	1,489,524

Loss from operations	(215,265)	(44,477)	(425,612)	(219,836)
Income from discontinued operations (including gain on sale of property) (Note 5)	10,670	11,270,770	10,680,430	11,245,605

Net income (loss)	(204,595)	11,226,293	10,254,818	11,025,769

Net (income) loss attributable to noncontrolling interests from operations	1,132	(211)	1,341	(381)
Net (income) loss attributable to noncontrolling interests from discontinued operations	(12,098)	(7,964)	(3,663,228)	(9,066)

Net (income) loss attributable to noncontrolling interests	(10,966)	(8,174)	(3,661,887)	(9,446)

Net income (loss) attributable to Independence Tax Credit Plus L.P. IV	$(215,561)	$11,218,119	$6,592,931	$11,016,323

Loss from operations – limited partners	(211,992)	(44,241)	(420,028)	(218,016)
Income (loss) from discontinued operations – limited partners	(1,414)	11,150,179	6,947,030	11,124,174

Net income (loss) – limited partners	$(213,406)	$11,105,937	$6,527,002	$10,906,159

Number of BACs outstanding	45,844	45,844	45,844	45,844

Loss from operations per weighted average BAC	$(4.62)	$(0.97)	$(9.16)	$(4.76)
Income (loss) from discontinued operations per weighted average BAC	(0.03)	243.22	151.54	242.64

Net income (loss) per weighted average BAC	$(4.65)	$242.25	$142.38	$237.89

* Reclassified for comparative purposes.

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ (Deficit) Capital

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – April 1, 2015	$(10,308,898)	$(10,428,532)	$(495,438)	$615,072

Net income	10,254,818	6,527,002	65,929	3,661,887

Distributions	(4,091,448)	—	—	(4,091,448)

Partners’ (deficit) capital – December 31, 2015	$(4,145,528)	$(3,901,530)	$(429,509)	$185,511

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$10,254,818	$11,025,769
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	137,621	86,880
Gain on sale of property	(10,752,464)	(11,057,228)
Change in fair value of rate swap	—	(18,300)
Changes in assets and liabilities:
Increase in cash held in escrow	(50,836)	(77,703)
Decrease in due from local general partners and affiliates	1,278	2,999
Decrease (increase) in other assets	42,183	(19,415)
Increase (decrease) in accounts payable	19,659	(43,416)
(Decrease) increase in accrued interest payable	(42,146)	54,265
Increase in security deposit payable	12,442	9,089
Decrease in due to local general partners and affiliates	—	(180)
Decrease in due to general partner and affiliates	(2,137,039)	(584,172)

Total adjustments	(12,769,302)	(11,647,181)

Net cash used in operating activities	(2,514,484)	(621,412)

Cash flows from investing activities:
Increase in cash held in escrow	(9,852)	(48,208)
Acquisition of property and equipment	(67,915)	(37,427)
Proceeds from sale of property	10,100,000	951,747
Costs paid relating to sale of property	(3,189,916)	—
Net repayments (advances) to local general partners and affiliates	109,487	(217,720)

Net cash provided by investing activities	6,941,804	648,392

Cash flows from financing activities:
Repayments of mortgage notes	(147,965)	(206,286)
Distributions to noncontrolling interests	(4,091,448)	(99,000)
Increase in deferred costs	—	—
Net cash used in financing activities	(4,239,413)	(305,286)

Net increase (decrease) in cash and cash equivalents	187,907	(278,306)
Cash and cash equivalents at beginning of period	706,652	1,076,241
Cash and cash equivalents at end of period	$894,559	$797,935

Summarized below are the components of the gain on sale of property:
Proceeds from sale of property	$(10,100,000)	$(951,747)
Costs paid relating to sale of property	3,189,916	—
Property and equipment, net of accumulated depreciation	946,193	246,698
Deferred costs	25,767	6,846
Other assets	113,530	86,094
Cash held in escrow	189,405	396,337
Accounts payable	(113,545)	(99,223)
Mortgage payable	(4,418,807)	(6,712,208)
Accrued interest	(19,349)	(4,522,368)
Security deposits	(36,249)	(53,215)
Due to local general partners and affiliates	(373,144)	—
Due to general partners and affiliates	(136,181)	545,558
Interest rate swap	(20,000)	—

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of December 31,  2015, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and five other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  As of December 31,  2015, the Partnership has ownership interests in two investments.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On April 15, 2015, Alden Torch Financial LLC, a newly formed Delaware limited company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of each of the subsidiary partnerships (each “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends December  31st. The Local Partnerships’ fiscal quarter ends September 30th. Accounts of the subsidiaries have been adjusted for intercompany transactions from October  1st  through December  31st. The Partnership’s fiscal quarter ends three months after the subsidiaries in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.  All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The net income attributable to noncontrolling interests amounted to approximately $11,000 and $8,000 and $3,662,000 and $9,000 for the three and nine months ended December 31, 2015 and 2014, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of December 31,  2015 and the results of their operations and their cash flows for the nine months ended December 31, 2015 and 2014.  However, the operating results and cash flows for the nine months ended December 31, 2015 may not be indicative of the results for the entire year.

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

December 31, 2015

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

The costs incurred to related parties from operations for the three and nine months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014*	2015	2014*
Partnership management fees (a)	$24,501	$38,500	$84,479	$126,500
Expense reimbursement (b)	56,512	34,936	168,461	120,606
Local administrative fee (c)	134,982	1,250	137,482	3,750
Total general and administrative-General Partners	215,995	74,686	390,422	250,856
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	21,727	21,595	64,984	65,193

Total general and administrative-related parties	$237,722	$96,281	$455,406	$316,049

*Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014*	2015	2014*
Local administrative fee (c)	$—	$3,581	$2,500	$14,081

Total general and administrative-General Partner	—	3,581	2,500	14,081

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	95,295	6,072	182,189	18,216

Total general and administrative-related parties	$95,295	$9,653	$184,689	$32,297

*Reclassified for comparative purposes.

(a)

The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $7,000 and $2,296,000 were accrued and unpaid as of December 31,  2015 and March 31,  2015, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

(b)

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $57,000 and $51,000 were accrued and unpaid as of December 31,  2015 and March 31,  2015, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)

Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $207,000 and $197,000 were accrued and unpaid as of December 31,  2015 and March 31,  2015, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of December 31,  2015 and March 31,  2015, the Partnership owed $1,000 and $1,000, respectively, to the General Partner for expenses it paid on its behalf.

B)Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	December 31,	March 31,
	2015	2015
	(Unaudited)	(Audited)
Development fee payable	$481,597	$481,597
Consulting fee payable	—	50,000
Operating advances	90,411	308,585
Management and other fees	—	—

	$572,008	$840,182

Due from Local General Partners and affiliates from operating assets consists of the following:

	December 31,	March 31,
	2015	2015
	(Unaudited)	(Audited)
Local general partner loan receivable	$—	$5,795

NOTE 3– Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2015

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

	At December 31, 2015		At March 31, 2015
	(Unaudited)		(Audited)
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$4,908,317	$4,022,644	$9,475,089	$8,224,499

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

December 31, 2015

(Unaudited)

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates

Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such obligations is not currently available.

NOTE 4 – Sale of Properties

The Partnership has developed a plan to dispose of its two remaining investments.  It is anticipated that this process will take from 12 to 24 months. Through December 31, 2015, the Partnership has sold its limited partnership interest in eight Local Partnerships and the property and the related assets and liabilities of four Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its two remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

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

On June 15, 2015, the property and the related assets and liabilities of Kaneohe Limited Partnership (“Kaneohe”) were sold to an unaffiliated third party purchaser for a sales price of $10,100,000. The Partnership received $2,825,000 as a distribution from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $7,275,000. The sale resulted in a gain of approximately $4,587,000 which was recorded during the quarter ended June 30, 2015. An adjustment to the gain of approximately $4,073,000 was recorded during the quarter ended September 30, 2015 due to  a distribution from this sale in the form of a Security Agreement to the General Partner in the amount of $4,069,000, the buyer will pay the Local General Partner prior to year-end when they  close on their bond financing,  resulting in an overall gain of $8,660,000. An adjustment to the gain of approximately $196,000 was recorded during the quarter ended December 31, 2015 resulting in an overall gain of $8,856,000.

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

December 31, 2015

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

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and nine months ended December 31, 2015, First African Kanisa, which was sold in July 2015, and KSD Village and Kaneohe, which were sold in June 2015, were classified as discontinued operations in the condensed consolidated financial statements. For the three and nine months ended December 31,  2014, First African Kanisa, which was sold in July 2015, KSD Village and Kaneohe, which were sold in June 2015, and Figueroa and Normandie, which were sold during the year ending March 31, 2015, in order to present comparable results to the three and nine months ended December 31, 2015, were classified as discontinued operations in the condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

Condensed Consolidated Statements of Discontinued Operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014*	2015	2014*
Revenues
Rental income	$—	$477,363	$620,633	$1,443,171
Other	—	4,094	4,596	11,246
Gain on sale of property (Note 4)	196,256	11,057,228	10,752,464	11,057,228
Total revenue	196,256	11,538,685	11,377,693	12,511,645

Expenses
General and administrative	1	132,413	134,198	446,366
General and administrative-related parties (Note 2)	95,295	9,653	184,689	32,297
Repairs and maintenance	—	61,444	46,378	177,901
Operating and other	—	92,712	96,730	238,095
Real estate taxes	—	(826)	—	5,103
Insurance	—	14,745	22,119	59,539
Interest	(6,000)	(64,126)	86,256	230,586
Depreciation and amortization	96,290	21,900	126,893	76,153
Total expenses	185,586	267,915	697,263	1,266,040

Income (loss) from discontinued operations	10,670	11,270,770	10,680,430	11,245,605

Noncontrolling interest in income of subsidiaries from discontinued operations	(12,098)	(7,964)	(3,663,228)	(9,066)

Income (loss) from discontinued operations – Independence Tax Credit Plus L.P. IV	$(1,428)	$11,262,807	$7,017,202	$11,236,540

Income (loss) from discontinued operations – limited partners	$(1,414)	$11,150,179	$6,947,031	$11,124,174

Number of BACs outstanding	45,844	45,844	45,844	45,844

Income (loss) from discontinued operations per weighted average BAC	$(0.03)	$243.22	$151.54	$242.65

*Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

Cash Flows from Discontinued Operations:

	Nine Months Ended
	December 31,
	2015	2014 *

Net cash (used in) provided by operating activities	$(275,026)	$7,252,015

Net cash provided by (used in) investing activities	$274,840	$(391,408)

Net cash used in financing activities	$(35,254)	$(6,887,868)

*Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a)     Liquidity

At December 31, 2015, the Partnership’s liabilities exceeded assets by $4,145,528. This factor raises substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $7,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage notes payable balance of $4,908,317 and the accrued interest payable balance of $68,558 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership are not anticipated to impact the future results of liquidity or financial condition of the Partnership.

The Partnership has cash reserves of approximately $649,000 at December 31, 2015. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $198,000 for the nine months ended December 31, 2015.

Management believes the above mitigating factors enable the Partnership to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2015

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

d)     Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $117,000 and $58,000 and $260,000 and $149,000 for the three and nine months ended December 31, 2015 and 2014, respectively.  Of these fees, $117,000 and $28,000 and $247,000 and $83,000 were incurred to the Local General Partners for the three and nine months ended December 31, 2015 and 2014, respectively, which include $95,000 and $6,000 and $182,000 and $18,000 of fees relating to discontinued operations for the three and nine months ended December 31, 2015 and 2014, respectively.

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

December 31, 2015

(Unaudited)

subsequent event reporting period which require recognition or disclosure in the condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships of which, approximately $123,000 remains to be paid to the Local Partnerships (including approximately $123,000 being held in escrow). The Partnership is currently in the process of developing a plan to dispose of all its investments. Through December 31, 2015, the Partnership has sold its limited partnership interests in eight Local Partnerships and the property and the related assets and liabilities of four Local Partnerships have been sold.  There can be no assurance as to when the Partnership will dispose of its two remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership.  During the nine months ended December 31, 2015 and 2014, distributions from operations of the Local Partnerships amounted to approximately $27,000 and $21,000, respectively. In addition, during the nine months ended December 31, 2015 and 2014, distributions to the Partnership from sales proceeds amounted to approximately $2,893,000 and $0, respectively.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the nine months ended December 31, 2015, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $188,000. This increase was due to proceeds from sale of properties of $10,100,000 and net repayments from local general partners and affiliates of approximately ($109,000), which exceeded cash used in operating activities of approximately ($2,515,000), a decrease in cash held in escrow relating to investing activities of approximately ($10,000), costs paid relating to sales of property of approximately ($3,190,000), repayment of mortgage notes of approximately ($148,000), acquisitions of property and equipment of approximately ($67,000), and distributions to noncontrolling interests of approximately ($4,091,000). Included in the adjustments to reconcile the net income to net cash (used in) provided by operating activities is depreciation and amortization in the amount of approximately $138,000 and a repayment of asset management fees to the general partner and affiliates of approximately $2,100,000.

Total expenses from operations for the three and nine months ended December 31, 2015 and 2014, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $355,595 and $334,966 and $1,091,258 and $1,031,837, respectively.

Accounts payable from operations as of December 31, 2015 and March 31, 2015 were $107,994 and $201,875, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of December 31, 2015 and March 31, 2015 was $68,558 and $130,061, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has unconsolidated cash reserves of approximately $649,000 at December 31, 2015. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At December 31, 2015, the Partnership’s liabilities exceeded assets by $4,145,528 and for the nine months ended December 31, 2015, the Partnership had a net income of $10,254,818.  However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of the respective Local Partnerships, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $7,000 and $2,296,000 were accrued and unpaid as of December 31, 2015 and March 31, 2015, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2015 and 2014, consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately less than .1% for the three and nine months ended December 31, 2015, as compared to the corresponding period ended December 31, 2014, primarily due to a slight increase in occupancy at one of its remaining Local Partnerships.

Total expenses, excluding general and administrative-related parties, operating expenses, repairs and maintenance, unrealized losses on interest rate swap, depreciation and amortization remained fairly consistent with a decrease of approximately 1%  for the three and nine months ended December 31, 2015, as compared to the corresponding period ended December 31, 2014.

General and administrative-related parties’ expenses increased approximately $141,000 and $140,000 for the three and nine months ended December 31, 2015, as compared to the corresponding periods ended December 31, 2014,  primarily due to catch-up accrual for SLP fees owed by one Local Partnership and an increase in expense reimbursements offset by a decrease in partnership management fees resulting from the sale of properties at the Partnership level.

Operating and other expenses increased approximately $6,000 and decreased approximately $12,000 for the three and nine months ended December 31, 2015, as compared to the corresponding periods ended December 31, 2014, primarily due to an overall decrease in utility expenses at one Local Partnership.

Repairs and maintenance expense increased approximately $14,000 and $66,000 for the three and nine months ended December 31, 2015, as compared to the corresponding periods ended December 31, 2014, primarily due to an increase in major repairs expenses and turnover supplies expenses at one Local Partnership.

Depreciation and amortization increased approximately $2,500 and $0 for the three and nine months ended December 31, 2015, as compared to the corresponding periods ended December 31, 2014, primarily due to an adjustment in the calculation of depreciation due to impairments.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are no assets classified as property and equipment-held for sale as of December 31, 2015.

During the nine months ended December 31, 2015, the Partnership has not recorded any loss on impairment of assets.  Through December 31, 2015, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of property.

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

(b) Changes in Internal Controls over Financial Reporting.  During the period ended December 31, 2015, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

By:	RELATED INDEPENDENCE L.L.C.,
General Partner

By:	CENTERLINE MANAGER LLC,
Manager

By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	February 16, 2016	By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer

Date:	February 16, 2016	By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)