Form 10-K
period 2016-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2016-06-29
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No   ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2015 was $(3,688,000), based on Limited Partner equity as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.  Business.

General

Independence Tax Credit Plus L.P. IV (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on February 22, 1995. The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”).  Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On April 15, 2015, Alden Torch Financial LLC, a newly formed Delaware limited liability company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interest in CAHA.

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

The Partnership’s initial business was to invest in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit.  As of March 31, 2016, the Partnership had originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships of which approximately $82,000 remains to be paid to the Local Partnerships (including approximately $82,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not intend to acquire interests in additional Local Partnerships, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.  The Partnership is currently invested in two Local Partnerships. The Partnership’s investment in each Local Partnership represents from 98.99% to 99.89%. See Item 2, Properties, below.

The Partnership has developed a plan to dispose of its two remaining investments. It is anticipated that this process will take from 12 to 24 months.  During the fiscal year ended March 31, 2016, the Partnership sold its limited partnership interest in two Local Partnerships and property and related assets and liabilities in one Local Partnership. Through March 31, 2016, the Partnership has sold its limited partnership interest in eight Local Partnerships, and the property and the related assets and liabilities of four Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

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

One of the Partnership’s objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements during the 15-year period commencing at the beginning of the Credit Period (“Compliance Period”).  As of December 31, 2012, all the Local Partnerships had completed their Credit Periods. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods for the two remaining properties ended December 31, 2010 for Fawcett Street L.P and December 31, 2012 for Bakery Village Urban Renewal Associates L.P.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (using the fair market value based on comparative sales). During the year ended March 31, 2016, the Partnership did not record any loss on impairment of assets or reduction to estimated value. Through March 31, 2016, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of assets.

There can be no assurance that the Partnership will achieve its investment objectives, as described above, and it is unlikely that the Partnership will meet objectives 2 and 3, also as noted above.

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

Sale of Underlying Local Partnerships

The Partnership has developed a plan to dispose of its two remaining investments.  It is anticipated that this process will take from 12 to 24 months.  During the fiscal year ended March 31, 2016, the Partnership sold its limited partnership interest in two Local Partnerships and property and related assets and liabilities in one Local Partnership.  Through March 31, 2016, the Partnership has sold its limited partnership interest in eight Local Partnerships, and the property and the related assets and liabilities of four Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On July 27, 2015, the Partnership sold its limited partnership interest in First African Kanisa Apartments (“First African”) to an affiliate of the Local General Partner for a sales price of $1. The sale resulted in a gain of approximately $1,603,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended September 30, 2015. An adjustment to the gain of approximately $88,000 was recorded during the quarter ended March 31, 2016 resulting in an overall gain of $1,515,000.

On June 1, 2015, the Partnership sold its limited partnership interest in KSD Village Apartments Phase II, Ltd. (“KSD Village”) to an unaffiliated third party purchaser for a sales price of $1. The sale resulted in a gain of approximately $293,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended June 30, 2015. An adjustment to the gain of approximately $61,000 was recorded during the quarter ended March 31, 2016 resulting in an overall gain of $232,000.

On June 15, 2015, the property and the related assets and liabilities of Kaneohe Limited Partnership (“Kaneohe”) were sold to an unaffiliated third party purchaser for a sales price of $10,100,000. The Partnership received $2,893,000 as a distribution from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $7,207,000. The sale resulted in a gain of approximately $4,587,000 which was recorded during the quarter ended June 30, 2015. An adjustment to the gain of approximately $4,073,000 was recorded during the quarter ended September 30, 2015 due to a distribution from this sale in the form of a Security Agreement to the Local General Partner in the amount of $4,069,000. Additional adjustments to the gain of approximately $1,000 and $196,000 were recorded during the quarter ended March 31, 2016 and December 31, 2015, respectively resulting in an overall gain of $8,857,000.

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

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Partnership’s investment in each of the remaining two Local Partnerships represents 98.99% or 99.89% of the partnership interests in each Local Partnership. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the Local General Partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships in which it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”).  Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 15, Schedule III.

Local Partnership Schedule

Name and Location		Percentage of Units Occupied at May 1
(Number of Units)	Date Acquired	2016	2015	2014	2013	2012

BX-8A Team Associates, L.P.
Bronx, NY (41)	October 1995	(b)	(b)	(b)	(b)	(b)

Westminster Park Plaza
(a California Limited Partnership)
Los Angeles, CA (130)	June 1996	(a)	(a)	(a)	(a)	(a)

Fawcett Street Limited Partnership
Tacoma, WA (60)	June 1996	98%	97%	97%	95%	98%

Figueroa Senior Housing Limited Partnership
Los Angeles, CA (66)	November 1996	(g)	(g)	89%	97%	97%

NNPHI Senior Housing Limited Partnership
Los Angeles, CA (75)	December 1996	(g)	(g)	92%	98%	96%

Belmont/McBride Apartments Limited Partnership
Paterson, NJ (42)	January 1997	(d)	(d)	(d)	(d)	76%

Sojourner Douglass, L.P.
Paterson, NJ (20)	February 1997	(c)	(c)	(c)	(c)	(c)

New Zion Apartments Limited Partnership
Shreveport, LA (100)	October 1997	(e)	(e)	(e)	(e)	100%

Bakery Village Urban Renewal Associates, L.P.
Montclair, NJ (125)	December 1997	98%	96%	96%	100%	100%

Marlton Housing Partnership, L.P.
(a Pennsylvania limited partnership)
Philadelphia, PA (25)	May 1998	(d)	(d)	(d)	(d)	100%

GP Kaneohe Limited Partnership
Kaneohe, HI (44)	July 1999	(i)	98%	98%	98%	98%

KSD Village Apartments, Phase II, Ltd.
Danville, KY (16)	July 1999	(h)	88%	94%	88%	69%

Kanisa Apartments, Ltd.
Fayette County, KY (59)	October 1999	(j)	95%	98%	88%	83%

Guymon Housing Partners, L.P.
Guymon, OK (92)	December 1999	(f)	(f)	(f)	100%	86%

(a)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).
(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).

(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012 (see Note 10 in Item 8).
(d)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).
(e)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).
(f)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2014 (see Note 10 in Item 8).
(g)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2015 (see Note 10 in Item 8).
(h)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2016 (see Note 10 in Item 8).
(i)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2016 (see Note 10 in Item 8).
(j)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2016 (see Note 10 in Item 8).

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2016, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000.  All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000.  Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner.  BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 12, 2016, the Partnership has 2,508 registered holders of an aggregate of 45,844 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

The Partnership has made no distributions to the BACs holders from inception through March 31, 2016.  There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.  However, the Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships, of which approximately $82,000 remains to be paid to the Local Partnerships (including approximately $82,000 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

The Partnership has developed a plan to dispose of its two remaining investments.  It is anticipated that this process will continue to take from 12 to 24 months.  During the fiscal year ended March 31, 2016, the Partnership sold its limited partnership interest in two Local Partnerships, and the property and the related assets and liabilities in one Local Partnership.  Through March 31, 2016, the Partnership has sold its limited partnership interest in eight Local Partnerships, and the property and the related assets and liabilities of four Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves, exclusive of the Local Partnership working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership. During the years ended March 31, 2016 and 2015, distributions from operations of the Local Partnerships amounted to approximately $0 and $21,000, respectively. In addition, during the years ended March 31, 2016 and 2015, distributions from the Local Partnerships from sales proceeds amounted to approximately $2,893,000 and $952,000, respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

For the year ended March 31, 2016, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $161,000. This increase was due to proceeds from sale of properties of $10,100,000 and a decrease in cash held in escrow relating to investing activities of approximately ($19,000), which exceeded cash used in operating activities of approximately ($2,429,000), costs paid relating to sales of property of approximately ($3,190,000), repayment of mortgage notes of approximately ($182,000), acquisitions of property and equipment of approximately ($66,000), and distributions to noncontrolling interests of approximately ($4,091,000). Included in the adjustments to reconcile the net income to net cash (used in) provided by operating activities is depreciation and amortization in the amount of approximately $141,000 and a payment of deferred asset management fees to the general partner and affiliates of approximately $2,100,000.

Total expenses from operations for the years ended March 31, 2016 and 2015, excluding depreciation and amortization, interest and general and administrative – related parties totaled $1,437,751 and $1,363,431, respectively.

Accounts payable and other liabilities arising from operations totaled $124,790 and $201,875 as of March 31, 2016 and 2015, respectively.  Accounts payable and other liabilities are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Accrued interest payable arising from operations as of March 31, 2016 and 2015 was $63,220 and $130,061, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnerships) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has unconsolidated cash reserves of approximately $515,000 at March 31, 2016. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At March 31, 2016, the Partnership’s liabilities exceeded assets by $4,053,645 and for the year ended March 31, 2016, the Partnership recognized net income of $10,210,520, including gain on sale of properties of $10,604,339.  However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of the respective Local Partnerships, 2) the General Partner continues to defer (pending the Partnership’s receipt of sales and refinancing proceeds) the payment of fees as discussed below and in Note 8 to the Financial Statements in Item 8, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $12,000 and $2,296,000 were accrued and unpaid as of March 31, 2016 and 2015, respectively, and are included in the line item Due to general partner and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.  Of the remaining two properties one is located in New Jersey while the other is located in Washington, so that if one area of the country is experiencing downturns in the economy, the other Property in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.  As of December 31, 2012, all the Local Partnerships had completed their Credit Periods. The Compliance Periods for the two remaining properties ended December 31, 2010 for Fawcett Street L.P and December 31, 2012 for Bakery Village Urban Renewal Associates L.P.

Sale of Underlying Properties/Local Partnership Interests

For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 10 in Item 8.

Discontinued Operations

The Partnership has developed a plan to dispose of its two remaining investments.  Any dispositions would meet the criteria established for recognition as a discontinued operation under ASC 360, Property, Plant and Equipment (“ASC 360”), which specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity.  There are no assets classified as property and equipment-held for sale at March 31, 2016.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale at March 31, 2016.

During the year ended March 31, 2016, the Partnership did not record any loss on impairment of assets or reduction to estimated value. Through March 31, 2016, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2016 and 2015, respectively, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 8, Note 11).

The net income for the years ended March 31, 2016 and 2015 totaled $10,210,520 and $11,240,313, respectively.

2016 vs. 2015

Rental income increased approximately 1% for the year ended March 31, 2016 as compared to the year ended March 31, 2015, primarily due to an increase in occupancy at one Local Partnership.

Total expenses, excluding general and administrative-related parties, general and administrative non-related parties, repairs and maintenance, operating expenses and depreciation and amortization, remained fairly consistent with a decrease of less than 2% for the year ended March 31, 2016 as compared with the year ended March 31, 2015.

General and administrative-related parties’ expenses decreased approximately $53,000 for the year ended March 31, 2016, as compared to the year ended March 31, 2015, primarily due to a decrease in local administrative fees at one Local Partnership, and a decrease in asset management fees due to the sale of properties offset by an increase in expense reimbursement due to an increase in overhead expense allocation from CAHA at the Partnership level.

General and administrative non-related parties’ expenses increased approximately $17,000 for the year ended March 31, 2016, as compared to the year ended March 31, 2015, primarily due to an increase in tax preparation expenses, audit fees expenses, investor relations’ services expenses at the Partnership level.

Operating and other expenses increased approximately $37,000 for the year ended March 31, 2016, as compared to the year ended March 31, 2015, primarily due to an overall increase in utility expenses at the two remaining Local Partnerships.

Repairs and maintenance expenses increased approximately $11,000 for the year ended March 31, 2016, as compared to the year ended March 31, 2015, primarily due to an increase in major repairs expenses, turnover expenses and elevator maintenance expense at one Local Partnership offset by a decrease in painting and decorating expense, laundry facility repairs and maintenance expense at a second Local Partnership.

During the year ended March 31, 2016, the Partnership has not recorded any loss on impairment of assets.  Through March 31, 2016, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of property.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Independence Tax Credit Plus L.P. IV and Subsidiaries

(A Delaware Limited Partnership)

We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2016 and 2015, and the related consolidated statements of operations, changes in partners’ (deficit) capital, and cash flows for the years ended March 31, 2016 and 2015 (the 2015 and 2014 Fiscal Years).  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements for one subsidiary partnership whose income (losses) aggregated $229,395 and $140,825 for the years ended March 31, 2016 and 2015, and whose assets constituted 42% and 21% of the Partnership’s assets at March 31, 2016 and 2015, respectively, represented in the accompanying consolidated financial statements.  The financial statements for this subsidiary partnership was audited by another auditor whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for this subsidiary partnership is based solely upon the report of the other auditors.

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

In our opinion, based upon our audits, and the report of the other auditors referred to above, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RAICH ENDE MALTER & CO. LLP

RAICH ENDE MALTER & CO. LLP

New York, New York

June 29, 2016

[Letterhead of COHNREZNICK, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying financial statements of Bakery Village Urban Renewal Associates, L.P., which comprise the balance sheet as of December 31, 2015, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ COHNREZNICK LLP

Baltimore, Maryland

March 1, 2016

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

/s/ COHNREZNICK LLP

Baltimore, Maryland

April 10, 2015

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2015
ASSETS

Operating assets
Property and equipment, at cost, less accumulated depreciation (Notes 2 and 4)	$181,152	$1,089,909
Cash and cash equivalents (Notes 2, 3 and 12 )	867,364	706,652
Cash held in escrow (Notes 2, 3 and 5)	622,020	784,111
Deferred costs – less accumulated amortization (Notes 2 and 6)	102,389	240,291
Due from local general partners and affiliates	—	5,795
Other assets	80,560	245,594

Total assets	$1,853,485	$3,072,352

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Operating liabilities
Mortgage notes payable (Notes 3 and 7)	$4,879,265	$9,475,089
Accounts payable and other liabilities	124,790	201,875
Accrued interest payable	63,220	130,061
Security deposits payable	147,226	169,508
Interest rate swap	—	20,000
Due to local general partners and affiliates (Note 2 and 8)	607,082	840,182
Due to general partners and affiliates (Note 2 and 8)	85,547	2,544,535

Total liabilities	5,907,130	13,381,250

Commitments and contingencies (Notes 8 and 12)

Partners’ (deficit) capital
Limited partners (100,000 BACs authorized; 45,844 issued and outstanding)	(3,812,073)	(10,428,532)
General partner	(428,605)	(495,438)

Independence Tax Credit Plus L.P. IV total	(4,240,678)	(10,923,970)

Noncontrolling interests	187,033	615,072

Total partners’ (deficit) capital	(4,053,645)	(10,308,898)

Total liabilities and partners’ (deficit) capital	$1,853,485	$3,072,352

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2016	2015*
Operations:
Revenues
Rental income	$1,626,745	$1,605,597
Other	75,964	79,790

Total revenues	1,702,709	1,685,387

Expenses
General and administrative	672,720	655,918
General and administrative-related parties (Note 8)	413,994	467,011
Repairs and maintenance	376,272	365,443
Operating and other	226,914	190,359
Real estate taxes	89,665	90,239
Insurance	72,180	61,472
Interest	170,390	185,600
Depreciation and amortization	14,303	14,301

Total expenses	2,036,438	2,030,343

Loss from operations	(333,729)	(344,956)
Income from discontinued operations	10,544,249	11,585,267

Net income	10,210,520	11,240,313

Net (income) loss attributable to noncontrolling interests from operations	(181)	(376)
Net (income) loss attributable to noncontrolling interests from discontinued operations	(3,527,047)	(481,703)

Net (income) loss attributable to noncontrolling interests	(3,527,228)	(482,079)

Net income attributable to Independence Tax Credit Plus L.P. IV	$6,683,292	$10,758,234

Loss from operations – limited partners	(330,571)	(341,880)
Income from discontinued operations – limited partners	6,947,030	10,992,528

Net income – limited partners	$6,616,459	$10,650,651

Number of BACs outstanding	45,844	45,844

Loss from operations- limited partners- per weighted average BAC	$(7.21)	$(7.46)
Income from discontinued operations- limited partners- per weighted average BAC	151.54	239.78

Net income - limited partners- per weighted average BAC	$144.33	$232.32

*  Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL

YEARS ENDED MARCH 31, 2016 AND 2015

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – April 1, 2014	$(21,890,939)	$(21,079,183)	$(603,021)	$(208,735)

Net income	11,240,313	10,650,651	107,583	482,079

Distributions	(501,062)	—	—	(501,062)

Contributions- write-off of related party debt	842,790	—	—	842,790

Partners’ (deficit) capital – March 31, 2015	$(10,308,898)	$(10,428,532)	$(495,438)	$615,072

Net income	10,210,520	6,616,459	66,833	3,527,228

Distributions	(4,091,448)	—	—	(4,091,448)

Contributions- write-off of related party debt	136,181	—	—	136,181

Partners’ (deficit) capital – March 31, 2016	$(4,053,645)	$(3,812,073)	$(428,605)	$187,033

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$10,210,520	$11,240,313
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	141,263	108,954
Gain on sale of property	(10,604,339)	(11,555,138)
Forgiveness of debt	—	(296,360)
Local General Partner's contribution	—	842,790
Interest rate swap	—	(24,000)
Changes in operating assets and liabilities:
Increase in cash held in escrow	(31,211)	(31,143)
Increase in due from local general partners and affiliates	427	207,405
Decrease in other assets	29,853	2,357
Increase in accounts payable	33,101	7,480
Increase in accrued interest payable	2,411	26,583
Increase in security deposit payable	13,916	1,210
Increase (decrease) in due to local general partners and affiliates	96,261	(180)
Decrease in due to general partner and affiliates	(2,320,806)	(459,994)
Total adjustments	(12,639,124)	(11,170,036)

Net cash (used in) provided by operating activities	(2,428,604)	70,277

Cash flows from investing activities:
Decrease (increase) in cash held in escrow	18,872	(55,410)
Acquisition of property and equipment	(66,498)	(48,619)
Proceeds from sale of property	10,100,000	951,747
Costs paid relating to sale of property	(3,189,917)	—
Net repayments (advances) to local general partners and affiliates	—	(1,011,285)

Net cash provided by (used in) investing activities	6,862,457	(163,567)

Cash flows from financing activities:
Repayments of mortgage notes	(181,693)	(273,709)
Distributions to noncontrolling interests	(4,091,448)	(26,939)
Increase in deferred costs	—	24,349

Net cash used in financing activities	(4,273,141)	(276,299)

Net increase (decrease) in cash and cash equivalents	160,712	(369,589)
Cash and cash equivalents at beginning of period	706,652	1,076,241
Cash and cash equivalents at end of period	$867,364	$706,652

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$282,674	$664,663

Summarized below are the components of the gain on sale of property:
Proceeds from sale of property	$(10,100,000)	$(951,747)
Costs paid relating to sale of property	3,189,917	—
Property and equipment, net of accumulated depreciation	946,193	251,317
Deferred costs	25,701	6,682
Other assets	135,180	59,109
Cash held in escrow	174,430	370,779
Accounts payable and other liabilities	(110,193)	(198,326)
Mortgage payable	(4,414,131)	(6,410,856)
Accrued interest	(69,244)	(4,523,459)
Security deposits	(36,198)	(52,336)
Due to local general partners and affiliates	(323,993)	(19,325)
Due to general partners and affiliates	(138,182)	387,147
Interest rate swap	(20,000)	—
Capital contributions (distributions)	136,181	(474,123)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and its five and seven subsidiary partnerships for the years ended March 31, 2016 and 2015, respectively, in which the Partnership is a limited partner.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships (the “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Income attributable to noncontrolling interests amounted to approximately $3,527,000 and $482,000 for the years ended March 31, 2016 and 2015, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are no assets classified as property and equipment-held for sale at March 31, 2016.

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

The Partnership has no material liability for unrecognized tax benefits and no material change to the beginning partners’ capital of the Partnership.  As of and during the year ended March 31, 2016, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties.

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

Income tax returns for the years prior to 2012 are no longer subject to examination by tax authorities.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

l)  Recently Issued Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update No. 2015-07 ("ASU 2015-07") regarding ASC Topic 820 "Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also limit certain disclosures to investments for which the entity has elected to measure at fair value using the net asset value per share practical expedient. The amendments in ASU 2015-07 are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendments should be applied retrospectively by removing from the fair value hierarchy any investments for which fair value is measured using the net asset value per share practical expedient. The Partnership does not expect ASU 2015-07 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standard Update 2015-03: Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as currently required. This update is effective for the Partnership for all annual and interim periods beginning after December 15, 2015 and is required to be applied retroactively for all periods presented. This update will not have a material impact on the presentation of the Partnership’s financial position.

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

MARCH 31, 2016 AND 2015

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

MARCH 31, 2016 AND 2015

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

	At March 31, 2016		At March 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$4,879,265	$3,794,072	$9,475,089	$8,224,499

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

NOTE 4 – Property and Equipment

The components of property and equipment from operations and their estimated useful lives are as follows:

			Estimated
	March 31,		Useful Lives
	2016	2015	(Years)

Land	$449,082	$557,512		-
Building and improvements	7,046,127	10,678,538	27.5	-	40
Furniture and fixtures	632,751	882,840	3	-	10
	8,127,960	12,118,890

Less: Accumulated depreciation	(7,946,808)	(11,028,981)

	$181,152	$1,089,909

Depreciation expense for the years ended March 31, 2016 and 2015 amounted to $8,410 and $8,408, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

Depreciation expenses for the discontinued property and equipment for the years ended March 31, 2016 and 2015 amounted to $20,652 and $73,055, respectively.  During the year ended March 31, 2016, there was a decrease in accumulated depreciation on dispositions in the amount of $3,111,235.

Impairments

During the years ended March 31, 2016 and 2015, the Partnership performed a fair value analysis on all of its investments. Impairment of assets is a two-step process.  First, management estimated amounts recoverable through future operations and sale of the Property on an undiscounted basis.  If such estimates were below depreciated cost, Property investments themselves were reduced to estimated fair value (using the fair market value based on comparative sales).  Each Local Partnership must continue to comply with its Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left on the remaining investments.  Based on this analysis, the Partnership did not record any loss on impairment of assets or a reduction to estimated value for the year ended March 31, 2016. Impairments have been estimated using Level 3 inputs.

During the year ended March 31, 2016, the Partnership has not recorded any loss on impairment of assets. Through March 31, 2016, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of property.

NOTE 5 – Cash Held in Escrow

Cash held in escrow from operations consists of the following:

	March 31,
	2016	2015

Purchase price payments*	$82,119	$123,250
Real estate taxes, insurance and other	155,289	143,997
Reserve for replacements	237,386	345,828
Tenant security deposits	147,226	171,036

Total cash held in escrow	$622,020	$784,111

*Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

	March 31,
	2016	2015	Period

Financing costs	$207,356	$463,342	10	through	50	years
Less: Accumulated amortization	(104,967)	(223,051)

Total deferred costs	$102,389	$240,291

Amortization expense for the years ended March 31, 2016 and 2015 amounted to $5,893 and $5,893, respectively. Amortization expense for each of the next five years will approximate $6,000.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

Amortization expense from discontinued operations for the years ended March 31, 2016 and 2015 amounted to $106,308 and $21,598, respectively. During the year ended March 31, 2016, there was a decrease in deferred costs of $255,986 and accumulated amortization of $230,285, related to sales of properties.

NOTE 7 – Mortgage Notes Payable

The mortgage loans from operations are payable in aggregate monthly installments of approximately $30,000 including principal and interest with rates varying from 0% to 8.13% per annum and have maturity dates ranging from 2026 through 2046. The loans are collateralized by the land and buildings of the subsidiary partnerships and the assignment of certain subsidiary partnerships’ rents and leases, and are without further recourse.  Certain obligations are guaranteed by affiliates of the general partner.

Accrued interest payable from operations amounted to approximately $63,220 and $130,061 as of March 31, 2016 and 2015, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnership or through assumption by the buyer upon sale of the Partnership’s interest in the respective Local Partnership.  In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The mortgage agreements generally require monthly deposits to replacement reserves. Monthly deposits of approximately $4,600 from operations were made to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses (Note 5).

Annual principal payments on the permanent debt requirements for mortgage notes payable from operations for each of the next five calendar years and thereafter are as follows:

Years Ending December 31,	Amount

2016	$186,036
2017	194,595
2018	203,752
2019	213,553
2020	224,045
Thereafter	3,857,284

$4,879,265

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

A)  Related Party Expenses

Expenses incurred to related parties from operations for the years ended March 31, 2016 and 2015 were as follows:

	Years Ended March 31,
	2016	2015*
Partnership management fees (a)	$108,979	$160,000
Expense reimbursement (b)	196,717	150,926
Local administrative fee (c)	12,033	60,662
Total general and administrative-General Partners	317,729	371,588
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	96,265	95,423

Total general and administrative-related parties	$413,994	$467,011

*Reclassifed for comparative purposes.

Expenses incurred to related parties from discontinued operations for the years ended March 31, 2016 and 2015 were as follows:

	Years Ended March 31,
	2016	2015*
Local administrative fee (c)	$2,500	$19,979
Total general and administrative-General Partner	2,500	19,979
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	182,189	236,439

Total general and administrative-related parties	$184,689	$256,418

*Reclassified for comparative purposes.

(a)

The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership.  Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are accrued without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $12,000 and $2,296,000 were accrued and unpaid as of March 31, 2016 and 2015, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.  During the year ended March 3, 2016, the Partnership paid approximately $2,373,000 of deferred management fees to the General Partner from sale proceeds.

(b)

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf.  The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership.  These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $0 and $51,000 were accrued and unpaid as of March 31, 2016 and 2015, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.
(c)

Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $73,000 and $197,000 were accrued and unpaid as of March 31, 2016 and 2015, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.  During the year ended March 31, 2016, accrued administrative fees owed to Independence SLP IV L.P. from two Local Partnerships were forgiven. These fees amounted to $136,181, and are included as contributions - write-off of related party debt in the consolidated statements of changes in partners’ (deficit) capital.

As of March 31, 2016 and 2015, the Partnership owed $1,000 and $1,000, respectively, to the General Partner for expenses it paid on the Partnership’s behalf.

B)  Due to/from Local General Partners and Affiliates

Due to Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2016	2015
Development fee payable	$481,597	$481,597
Consulting fee payable	—	50,000
Operating advances	125,485	308,585
Management and other fees	—	—

	$607,082	$840,182

Due from Local General Partners and affiliates from operating liabilities consists of the following:

	March 31,
	2016	2015
Local general partner loan receivable	$—	$5,795

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

NOTE 9 – Taxable Net Income

A reconciliation of the consolidated financial statement net loss to the income tax income for the Partnership and its consolidated subsidiaries follows:

	Years Ended March 31,
	2016	2015

Net income attributable to Independence Tax Credit Plus L.P. IV	$6,683,292	$10,758,234

Differences between depreciation and amortization expense for financial reporting purposes and income tax purposes	(876,364)	(1,377,755)

Differences resulting from Partnership having a different fiscal year for tax and financial reporting purposes	708	12,762

Tax exempt interest income	(18)	(28)

Difference between gain on sale for financial reporting purposes and gain on sale for income tax purposes	(4,843,016)	(6,658,410)

Other, including accruals for financial reporting purposes not deductible for tax purposes until paid	1,373,131	27,493

Net income (loss) per income tax return	$2,337,733	$2,762,296

No provision for income taxes related to the operations of the Partnership has been included in the accompanying consolidated financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACs holders.  Net income for financial statement purposes may differ significantly from taxable income reportable to BACs holders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its Partnership Agreement.  In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities.  At March 31, 2016, the tax basis net assets exceeded the financial statement net assets by approximately $8,000,000 due to depreciation differences, impairments of property and equipment, and related party accruals.

NOTE 10 – Sale of Properties

The Partnership has developed a plan to dispose of its two remaining investments.  It is anticipated that this process will take from 12 to 24 months.  During the fiscal year ended March 31, 2016, the Partnership sold its limited partnership interest in two Local Partnerships and the property and related assets and liabilities in one Local Partnership.  Through March 31, 2016, the Partnership has sold its limited partnership interest in eight Local Partnerships, and the property and the related assets and liabilities of four Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On July 27, 2015, the Partnership sold its limited partnership interest in First African Kanisa Apartments (“First African”) to an affiliate of the Local General Partner for a sales price of $1. The sale resulted in a gain of approximately $1,603,000

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended September 30, 2015. An adjustment to the gain of approximately $88,000 was recorded during the quarter ended March 31, 2016 resulting in an overall gain of $1,515,000. During the year ended March 31, 2016, accrued administrative fees owed to Independence SLP IV L.P. from two Local Partnerships were forgiven. These fees amounted to $77,807, and are included as contributions write-off of related party debt in the consolidated statements of changes in partners’ (deficit) capital.

On June 1, 2015, the Partnership sold its limited partnership interest in KSD Village Apartments Phase II, Ltd. (“KSD Village”) to an unaffiliated third party purchaser for a sales price of $1. The sale resulted in a gain of approximately $293,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended June 30, 2015. An adjustment to the gain of approximately $61,000 was recorded during the quarter ended March 31, 2016 resulting in an overall gain of $232,000. During the year ended March 31, 2016, accrued administrative fees owed to Independence SLP IV L.P. from two Local Partnerships were forgiven. These fees amounted to $58,374, and are included as contributions write-off of related party debt in the consolidated statements of changes in partners’ (deficit) capital.

On June 15, 2015, the property and the related assets and liabilities of Kaneohe Limited Partnership (“Kaneohe”) were sold to an unaffiliated third party purchaser for a sales price of $10,100,000. The Partnership received $2,893,000 as a distribution from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $7,207,000. The sale resulted in a gain of approximately $4,587,000 which was recorded during the quarter ended June 30, 2015. An adjustment to the gain of approximately $4,073,000 was recorded during the quarter ended September 30, 2015 due to a distribution from this sale in the form of a Security Agreement to the Local General Partner in the amount of $4,069,000. Additional adjustments to the gain of approximately $1,000 and $196,000 were recorded during the quarter ended March 31, 2016 and December 31, 2015, respectively, resulting in an overall gain of $8,857,000.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

NOTE 11 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 31, 2016, Kaneohe, KSD Village and First African, which were sold during the year ended March 31, 2016, were classified as discontinued operations in the consolidated financial statements.  For the year ended March 31, 2015, Figueroa and Normandie, which were sold during the year ended March 31, 2015, and Kaneohe, KSD Village and First African, in order to present comparable results to the year ended March 31, 2015, were classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2016	2015*
Revenues
Rental income	$643,590	$1,790,322
Other	4,832	312,470
Gain on sale of property (Note 10)	10,604,339	11,555,138
Total revenue	11,252,761	13,657,930

Expenses
General and administrative	138,181	566,744
General and administrative-related parties (Note 2 and 8)	184,689	256,418
Repairs and maintenance	49,571	237,379
Operating and other	97,278	312,320
Real estate taxes	—	10,872
Insurance	23,097	79,709
Interest	88,736	514,568
Depreciation and amortization	126,960	94,653
Total expenses	708,512	2,072,663

Income (loss) from discontinued operations	$10,544,249	$11,585,267

Noncontrolling interest in income of subsidiaries from discontinued operations	(3,527,047)	(481,703)

Income (loss) from discontinued operations – Independence Tax Credit Plus L.P. IV	$7,017,202	$11,103,564

Income (loss) from discontinued operations – limited partners	$6,947,030	$10,992,528

Number of BACs outstanding	45,844	45,844

Income from discontinued operations – limited partners- per weighted average BAC	$151.54	$239.78

*Reclassified for comparative purposes.

Cash flows from discontinued operations:

	Years Ended March 31,
	2016	2015 *

Net cash (used in) provided by operating activities	$(84,403)	$8,501,305

Net cash provided by (used in) investing activities	$225,007	$(1,273,120)

Net cash used in financing activities	$(176,044)	$(7,314,797)

*Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

NOTE 12 – Commitments and Contingencies

a)  Liquidity

At March 31, 2016, the Partnership’s liabilities exceeded assets by approximately $4,054,000 and for the year ended March 31, 2016, the Partnership recognized net income of approximately $10,210,000, including gain on sale of properties of approximately $10,604,000.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 8, partnership management fees of approximately $12,000  will be payable out of sales or refinancing proceeds only to the extent of available funds after payments of all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage payable balance of $4,879,265 and the accrued interest payable balance of $63,220 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership are not anticipated to impact the future results of liquidity or financial condition of the Partnership.

The Partnership has unconsolidated cash reserves of approximately $515,000 at March 31, 2016.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $246,000 for the year ended March 31, 2016.

Management believes the above mitigating factors enable the Partnership to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)  Subsidiary Partnership – Going Concerns and Uncertainties

Kanisa Apartments, Ltd. (“First African”)

The financial statements for the period ended July 27, 2015 and for the year ended December 31, 2014 for First African were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplated continuation of First African as a going concern. In prior years and in 2015, First African experienced financial difficulty because revenues are not sufficient to meet obligations. Operations have been financed in part by withholding mortgage payments under deferred payment agreements, operating loans from affiliates of the general partner, and withholding management fees and operating reimbursements payable to the management agent. The Partnership sold its limited partnership interest in First African on July 27, 2015.

c)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per entity per institution.  At March 31, 2016,  uninsured cash and cash equivalents amounted to approximately $265,000.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of limited partnership of the Local Partnerships.

e)  Leases

Certain subsidiary partnerships have land lease arrangements whereby they are obligated to pay $1 per annum through June 2054.

f)  Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $290,793 and $417,158 for the years ended March 31, 2016 and 2015, respectively.  Of these fees $278,454 and $331,862 were incurred to the Local General Partners for the years ended March 31, 2016 and 2015, respectively, which include $182,189 and $236,439 of fees relating to discontinued operations for the years ended March 31, 2016 and 2015, respectively.

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

(b)  Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the President and Principal Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2016.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2016, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

(c)  Changes in Internal Controls over Financial Reporting.  During the period ended March 31, 2016, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers. The Partnership’s affairs are managed and controlled by Related Independence LLC (“RILLC”), a Delaware limited liability company (“the General Partner”), which was managed by an affiliate of Centerline Holdings Company (“Centerline”). Centerline was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On April 15, 2015, Alden Torch Financial LLC, a newly formed Delaware limited liability company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interest in CAHA.. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, ATF which controls the General Partner has adopted a code of ethics. To obtain a copy free of charge of ATF’s code of ethics, send a written request to: Alden Torch Financial Attn: Legal Department-Code of Ethics, 1225 17th Street, Suite 1400, Denver CO 80202.

Certain information concerning the executive officers of the General Partner is set forth below.

Name	Position

Mark B. Hattier	Chief Financial Officer
Alan T. Fair	President (Principal Executive Officer)

MARK B. HATTIER, is the Chief Financial Officer of RILLC and Alden Torch Financial LLC. Prior to joining ATF Mr. Hattier was a Senior Managing Director of HCP Pacific Asset Management, LLC. Mr. Hattier has over 25 years of experience in the structured finance and affordable housing industries. Prior to joining Hunt, Mr. Hattier was a Vice President of various subsidiaries of Capmark Financial Group Inc. From 2007 - 2012, Mr. Hattier was responsible for the negotiation with counterparties in the restructuring and settlement of claims and liabilities related to Capmark’s low-income housing tax credit (“LIHTC”) transactions. Mr. Hattier structured and supervised the sale of Capmark’s LIHTC business assets and the resolution of “total return swap” and other derivatives claims. From 1999 – 2007, Mr. Hattier managed Capmark’s proprietary tax-exempt bond and related derivatives portfolios, which included a substantial sub-portfolio of affordable housing bonds. From 1989 – 1993 and 1993 – 1999, Mr. Hattier was a Vice President in the municipal finance departments of investment banks Howard, Weil, Labouisse, Friedrichs Inc. and Stephens Inc., respectively. Mr. Hattier’s focus was structured finance and asset backed finance. Mr. Hattier received his A.B. in Economics from Harvard College. Mr. Hattier earned and maintains the designations “Chartered Financial Analyst” and “Financial Risk Manager.”

ALAN T. FAIR is the President (Principal Executive Officer) of RILLC and Chief Executive Officer of ATF. Mr. Fair has over 26 years of experience in the affordable housing industry including underwriting, structuring, and placement of affordable multifamily housing debt, both tax exempt and taxable. Prior to forming ATF, Mr. Fair was President of Hunt Capital Partners, LLC and Executive Director of HCP Pacific Asset Management LLC. Mr. Fair consulted to the multifamily industry, and was a Senior Vice President with AIMCO between 2007 and 2008. From 1996 through 2007, Mr. Fair was Senior Vice President Finance and Senior Managing Director of Sun America Affordable Housing Partners Inc.  He was responsible for the development of credit and debt structures for both taxable and tax-exempt financed tax credit properties and the coordinating of the underwriting and financing process.  During his time at Sun America Mr. Fair was involved in the origination of over 1,000 tax credit partnerships, $5 billion of debt relating to tax credit partnerships (in excess of $5 billion in equity raised) and over 100,000 units of affordable housing.  Previously from 1991-1996, Mr. Fair was Senior Vice President for First Interstate Bank responsible for all multifamily housing capital market activities.  From 1983 to 1991, Mr. Fair worked for Kemper Securities Group as a Vice President in Investment Banking, and prior thereto as a staff attorney. Mr. Fair is a graduate of Michigan State University and received his J.D. degree from the University of Denver College of Law.  He is a member of the State Bar in Colorado.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

	Name and Address of	Amount and Nature of	Percentage
Title of Class	Beneficial Ownership	Beneficial Ownership	of Class
General Partnership Interest in the Partnership	Related Independence L.L.C.	$1,000 capital contribution –	100%
	1225 17th Street	directly owned
Denver, Colorado 80202

Independence SLP IV L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in the Local Partnerships. See Note 8 in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any officer of the General Partner beneficially owns any Limited Partnership Interests or BACs.  The following table sets forth the number of BACs beneficially owned as of June 24, 2016 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each executive officer of the General Partner of RILLC and (iii) the directors and executive officers of the general partner of RILLC as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co LLP for professional services rendered for the audit of the Partnership’s annual consolidated financial statements for the years ended March 31, 2016 and 2015 and for the reviews of the financial information included in the Partnership’s quarterly reports on Form 10-Q for those years were $88,000 and $88,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
		Sequential Page

(a) 1.	Financial Statements

	Reports of Independent Registered Public Accounting Firms	17-19

	Consolidated Balance Sheets at March 31, 2016 and 2015	20

	Consolidated Statements of Operations for the years ended March 31, 2016 and 2015	21

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the years ended March 31, 2016 and 2015	22

	Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015	23

	Notes to Consolidated Financial Statements	24

(a) 2.	Condensed Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm on Supplementary Information	47

	Schedule I - Condensed Financial Information of Registrant	48

	Schedule III - Real Estate and Accumulated Depreciation	51

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

(101)+

The following items from this Year End Report on Form 10-K formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statement of Operations (unaudited), (iii) Consolidated Statement of Changes in Partner's (Deficit) Capital (unaudited), (iv) Consolidated Statement of Cash Flows (unaudited), and (v) Notes to the Consolidated Financial Statements.

+Filed herewith.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
General Partner

		By:	CENTERLINE MANAGER LLC,
Manager

		By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC, Sole Member
		By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	June 29, 2016		By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer

Date:	June 29, 2016		By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark B. Hattier	Chief Financial Officer of Centerline Capital Group LLC	June 29, 2016
Mark B. Hattier

/s/ Alan T. Fair	President (Principal Executive Officer) of Centerline Capital Group LLC	June 29, 2016
Alan T. Fair

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To the Partners

Independence Tax Credit Plus L.P. IV and Subsidiaries

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. IV and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 29, 2016 on page 13, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2016 and 2015 Fiscal Years and Schedule III at March 31, 2016.  In our opinion, and based on the reports of the other auditors, these schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

/s/ RAICH ENDE MALTER & CO. LLP

RAICH ENDE MALTER & CO. LLP

New York, New York

June 29, 2016

INDEPENDENCE TAX CREDIT PLUS L.P. IV

SCHEDULE I

CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

(Not Including Consolidated Subsidiary Partnerships)

CONDENSED BALANCE SHEETS

	March 31,
	2016	2015

ASSETS
Cash and cash equivalents	$515,178	$512,164
Cash held in escrow	82,119	123,250
Other assets	10,942	16,886

Total assets	$608,239	$652,300

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Due to general partner and affiliates	$12,852	$2,347,692
Other liabilities	61,750	66,420

Total liabilities	74,602	2,414,112

Partners’ capital (deficit)	533,637	(1,761,812)

Total liabilities and partners’ capital (deficit)	$608,239	$652,300

See Report of Independent Registered Public Accounting Firm on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

SCHEDULE I

CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2016	2015

Revenues

Other income	$300	$50

Expenses

Administrative and management	246,293	192,457
Administrative and management-related parties	305,695	310,925

Total expenses	551,988	503,382

Loss from operations	(551,688)	(503,332)

Gain on sale of investments in subsidiary partnerships	2,742,986	11,085,881

Equity in loss of subsidiary partnerships *	(2,788,920)	(11,051,994)

Distribution income from subsidiary partnership	2,893,071	—

Net income (loss)	$2,295,449	$(469,445)

See Report of Independent Registered Public Accounting Firm on Supplementary Information.

*Includes suspended prior year losses of investments in accordance with equity method of accounting, amounting to ($4,738,944) and ($10,600,583) for the years ended March 31, 2016 and 2015, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

SCHEDULE I

CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2016	2015

Cash flows from operating activities:

Net income (loss)	$2,295,449	$(469,445)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in loss on subsidiary partnerships	2,788,920	11,051,994
Gain on sale of investments in subsidiary partnerships	(2,742,986)	(11,085,881)
Distribution income from subsidiary partnership	(2,893,071)	—
Changes in operating assets and liabilities:
Increase in other assets	5,944	(5,981)
Decrease in due to general partner and affiliates	(2,334,840)	(455,635)
(Decrease) increase in other liabilities	(9,473)	11,420

Net cash used in operating activities	(2,890,057)	(953,528)

Cash flows from investing activities:

Proceeds from sales of investments in subsidiary partnerships	—	951,747

Net cash provided by investing activities	—	951,747

Cash flows from financing activities:

Distributions from subsidiary partnerships	2,893,071	21,067

Net cash provided by financing activities	2,893,071	21,067

Net increase in cash and cash equivalents	3,014	19,286

Cash and cash equivalents, beginning of year	512,164	492,878

Cash and cash equivalents, end of year	$515,178	$512,164

See Report of Independent Registered Public Accounting Firm on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

SCHEDULE III

CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2016

		Initial Cost to Partnership			Gross Amount at which Carried at Close of Period
				Cost							Life on which
				Capitalized							Depreciation in
				Subsequent to							Latest Income
			Buildings and	Acquisition:		Buildings and		Accumulated	Year of	Date	Statements is
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation*	Construction/Renovation	Acquired	Computed

Apartment Complexes

Fawcett Street Limited Partnership
Tacoma, WA	1,587,986	390,654	4,247,465	(2,389,992)	396,383	1,851,744	2,248,127	$2,282,537	1996 - 97	June 1996	27.5 years
Bakery Village Urban Renewal Associates, L.P.
Montclair, NJ	3,291,279	50,000	14,912,416	(9,082,583)	52,699	5,827,134	5,879,833	5,664,272	1997 - 98	Dec. 1997	27.5 years
GP Kaneohe Limited Partnership
Kaneohe, HI	-	-	3,306,828	(3,306,215)	—	21,191,144	21,191,144	1,427,804	1999 - 00	Jul - 99	7 - 40 years
KSD Village Apartments, Phase II Ltd.
Danville, KY	-	-	887,539	(886,926)	—	270,722	270,722	348,710	1999 - 00	Jul - 99	10 - 40 years
Kanisa Apartments Ltd.
Fayette County, KY	-	106,592	4,846,543	(4,845,926)	107,205	1,223,145	1,223,141	1,334,184	1998 - 99	Oct. 1999	5 - 40 years
Less: discontinued operations and dispositions (a)	-	(106,592)	(9,040,910)	9,039,067	(107,205)	(22,685,011)	(22,685,007)	(3,110,698)

	$4,879,265	$440,654	$19,159,881	$(11,472,575)	$449,082	$7,678,878	$8,127,960	$7,946,809

(a)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2016.

*           Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership at the date of acquisition.

See Report of Independent Registered Public Accounting Firm on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

SCHEDULE III

CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2016

(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2016	2015	2016	2015

Balance at beginning of year	$12,118,890	$18,175,629	$11,028,981	$16,801,559
(Adjustment to) additions during year:
Land, building and improvements	46,171	48,619	-	-
Discontinued operations, dispositions and impairments	(4,037,101)	(6,105,358)	(3,111,235)	(5,854,041)
Depreciation expense	-	-	29,062	81,463
Balance at close of year	$8,127,960	$12,118,890	$7,946,808	$11,028,981

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.

See Report of Independent Registered Public Accounting Firm on Supplementary Information.