Form 10-Q
period 2016-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2016-08-15
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2016	2016
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $7,948,911 and $7,946,808, respectively)	$179,049	$181,152
Cash and cash equivalents	823,225	867,364
Cash held in escrow	628,198	622,020
Other assets	56,369	80,560

Total assets	$1,686,841	$1,751,096

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Operating liabilities
Mortgage notes payable (net of deferred costs of $100,916 and $102,389, respectively)	$4,738,297	$4,776,876
Accounts payable	113,887	124,790
Accrued interest payable	65,648	63,220
Security deposits payable	144,181	147,226
Due to local general partners and affiliates (Note 2)	630,137	607,082
Due to general partners and affiliates (Note 2)	155,079	85,547

Total liabilities	5,847,229	5,804,741

Commitments and contingencies

Partners’ (deficit) capital
Limited partners (45,844 BACs issued and outstanding)	(3,917,952)	(3,812,073)
General partner	(429,674)	(428,605)

Independence Tax Credit Plus L.P. IV total	(4,347,626)	(4,240,678)

Noncontrolling interests	187,238	187,033

Total partners’ (deficit) capital	(4,160,388)	(4,053,645)

Total liabilities and partners’ (deficit) capital	$1,686,841	$1,751,096

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
	2016	2015*

Revenues
Rental income	$408,138	$399,999
Other	22,267	20,136

Total revenues	430,405	420,135

Expenses
General and administrative	221,376	179,191
General and administrative-related parties (Note 2)	89,775	83,824
Repairs and maintenance	74,394	132,936
Operating and other	58,955	41,044
Real estate taxes	26,043	25,104
Insurance	20,133	15,669
Interest	42,896	42,374
Depreciation and amortization	3,576	6,625

Total expenses	537,148	526,767

Loss from operations	(106,743)	(106,632)
Income from discontinued operations (including gain on sale of property) (Note 5)	—	4,980,090

Net (loss) income	(106,743)	4,873,457

Net (income) loss attributable to noncontrolling interests from operations	(205)	341
Net (income) loss attributable to noncontrolling interests from discontinued operations	—	(486,349)

Net (income) loss attributable to noncontrolling interests	(205)	(486,008)

Net (loss) income attributable to Independence Tax Credit Plus L.P. IV	$(106,948)	$4,387,449

Loss from operations – limited partners	(105,879)	(105,228)
Income from discontinued operations – limited partners	—	4,448,803

Net (loss) income – limited partners	$(105,879)	$4,343,575

Number of BACs outstanding	45,844	45,844

Loss from operations per weighted average BAC	$(2.31)	$(2.30)
Income from discontinued operations per weighted average BAC	—	97.04

Net (loss) income per weighted average BAC	$(2.31)	$94.74

* Reclassified for comparative purposes.

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ (Deficit) Capital

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – April 1, 2016	$(4,053,645)	$(3,812,073)	$(428,605)	$187,033

Net (loss) income	(106,743)	(105,879)	(1,069)	205

Partners’ (deficit) capital – June 30, 2016	$(4,160,388)	$(3,917,952)	$(429,674)	$187,238

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net (loss) income	$(106,743)	$4,873,457
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,576	11,032
Gain on sale of property	—	(4,876,136)
Changes in assets and liabilities:
Decrease (increase) in cash held in escrow	4,763	(33,258)
Decrease in due from local general partners and affiliates	—	427
Decrease (increase) in other assets	24,191	(20,941)
(Decrease) increase in accounts payable	(10,903)	35,567
Increase in accrued interest payable	2,428	5,251
(Decrease) increase in security deposit payable	(3,045)	3,471
Increase in due to local general partners and affiliates	23,055	3,921
Increase (decrease) in due to general partner and affiliates	69,532	(1,904,796)
Total adjustments	113,597	(6,775,462)

Net cash provided by (used in) operating activities	6,854	(1,902,005)

Cash flows from investing activities:
Increase in cash held in escrow	(10,941)	(18,952)
Acquisition of property and equipment	—	(3,548)
Proceeds from sale of property	—	2,824,686
Costs paid relating to sale of property	—	(2,723)

Net cash (used in) provided by investing activities	(10,941)	2,799,463

Cash flows from financing activities:
Repayments of mortgage notes	(40,052)	(46,737)
Distributions to noncontrolling interests	—	(71,993)

Net cash used in financing activities	(40,052)	(118,730)

Net (decrease) increase in cash and cash equivalents	(44,139)	778,728
Cash and cash equivalents at beginning of period	867,364	706,652
Cash and cash equivalents at end of period	$823,225	$1,485,380

Summarized below are the components of the gain on sale of property:
Proceeds from sale of property	$—	$(2,824,686)
Costs paid relating to sale of property	—	2,723
Property and equipment, net of accumulated depreciation	—	849,230
Deferred costs	—	105,789
Other assets	—	122,012
Cash held in escrow	—	110,288
Accounts payable	—	(38,351)
Mortgage payable	—	(3,100,587)
Accrued interest	—	(13,252)
Security deposits	—	(16,296)
Due to local general partners and affiliates	—	5,368
Due to general partners and affiliates	—	(58,374)
Interest rate swap	—	(20,000)
Capital contributions (distributions)	—	—

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of June 30,  2016, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and two other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  As of June 30,  2016, the Partnership has ownership interests in two investments.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On April 15, 2015, Alden Torch Financial LLC, a newly formed Delaware limited company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of each of the subsidiary partnerships (each “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

The net income attributable to noncontrolling interests amounted to approximately $205 and $486,008 for the three months ended June 30, 2016 and 2015, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2016.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of June 30,  2016 and the results of their operations and their cash flows for the three months ended June 30, 2016 and 2015.  However, the operating results and cash flows for the three months ended June 30, 2016 may not be indicative of the results for the entire year.

Recently Issued Accounting Pronouncements

In March of 2016, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Shared Based Payment Accounting: Topic 718” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is affective for annual periods beginning after December 15, 2016 and early

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

adoption is permitted. The new guidance will not have an impact on the Partnership’s condensed consolidated financial statements.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02 “Leases – Topic 842” (“ASU 2016-02”). ASU 2016-02 requires recognition of lease assets and lease liabilities by lessees for all leases greather than one year in duration and classified as operating leases under previous GAAP. ASU 2016.02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The new guidance will not have an impact on the Partnership’s condensed consolidated financial statements.

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

June 30, 2016

(Unaudited)

NOTE 2 – Related Party Transactions

A)Related Party Expenses

An affiliate of the General Partner, Independence SLP IV L.P., has a  0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended
	June 30,
	2016	2015*
Partnership management fees (a)	$24,500	$33,396
Expense reimbursement (b)	39,145	27,181
Local administrative fee (c)	3,157	1,240
Total general and administrative-General Partners	66,802	61,817
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	22,973	22,007

Total general and administrative-related parties	$89,775	$83,824

*Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended
	June 30,
	2016	2015*
Local administrative fee (c)	$—	$1,404
Total general and administrative-General Partner	—	1,404
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	—	6,072

Total general and administrative-related parties	$—	$7,476

*Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

(a)

The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $36,000 and $12,000 were accrued and unpaid as of June 30,  2016 and March 31,  2016, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $39,000 and $0 were accrued and unpaid as of June 30,  2016 and March 31,  2016, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)

Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $76,000 and $73,000 were accrued and unpaid as of June 30,  2016 and March 31,  2016, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of June 30,  2016 and March 31,  2016, the Partnership owed $4,000 and $1,000, respectively, to the General Partner for expenses it paid on its behalf.

B)Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	June 30,	March 31,
	2016	2016
Development fee payable	$481,597	$481,597
Consulting fee payable	—	—
Operating advances	148,540	125,485
Management and other fees	—	—

	$630,137	$607,082

NOTE 3– Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

June 30, 2016

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

	At June 30, 2016		At March 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$4,839,213	$3,757,523	$4,879,265	$3,794,072

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

June 30, 2016

(Unaudited)

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates

Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such obligations is not currently available.

NOTE 4 – Sale of Properties

The Partnership has developed a plan to dispose of its two remaining investments.  It is anticipated that this process will take from 12 to 24 months. Through June 30, 2016, the Partnership has sold its limited partnership interest in eight Local Partnerships and the property and the related assets and liabilities of four Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its two remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

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

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three months ended June 30, 2016, there were no assets classified as discontinued operations in the condensed consolidated financial statements. For the three months ended June 30, 2015, First African Kanisa, which was sold in July 2015, KSD Village and Kaneohe, which were sold in June 2015, in order to present comparable results to the

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

three months ended June 30, 2016, were classified as discontinued operations in the condensed consolidated financial statements.

Condensed Consolidated Statements of Discontinued Operations:

	Three Months Ended
	June 30,
	2016	2015*

Revenues

Rental income	$—	$322,508
Other	—	3,213
Gain on sale of property (Note 4)	—	4,876,136
Total revenue	—	5,201,857

Expenses
General and administrative	—	62,807
General and administrative-related parties (Note 2)	—	7,476
Repairs and maintenance	—	24,698
Operating and other	—	52,282
Insurance	—	11,417
Interest	—	58,680
Depreciation and amortization	—	4,407
Total expenses	—	221,767

Income (loss) from discontinued operations	$—	$4,980,090

Noncontrolling interest in income of subsidiaries from discontinued operations	—	(486,349)

Income (loss) from discontinued operations – Independence Tax Credit Plus L.P. IV	$—	$4,493,741

Income (loss) from discontinued operations – limited partners	$—	$4,448,803

Number of BACs outstanding	45,844	45,844

Income (loss) from discontinued operations per weighted average BAC	$—	$97.04

*Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

Cash Flows from Discontinued Operations:

	Three Months Ended
	June 30,
	2016	2015 *

Net cash (used in) provided by operating activities	$—	$2,126,432

Net cash provided by (used in) investing activities	$—	$1,032,104

Net cash used in financing activities	$—	$(3,191,695)

*Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a)     Liquidity

At June 30, 2016, the Partnership’s liabilities exceeded assets by $4,160,388 and for the three months ended June 30, 2016, the Partnership incurred a net loss of $106,743.  As discussed in Note 2, partnership management fees of approximately $36,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.

All of the mortgage notes payable, net of deferred costs balance of $4,738,297 and the accrued interest payable balance of $65,648 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership are not anticipated to impact the future results of liquidity or financial condition of the Partnership.

The Partnership has unconsolidated cash reserves of approximately $448,000 at June 30, 2016. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $93,000 for the three months ended June 30, 2016.

Management believes the above mitigating factors enable the Partnership to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

June 30, 2016

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

d)     Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $23,000 and $34,000 for the three months ended June 30, 2016 and 2015, respectively.  Of these fees, $23,000 and $28,000 were incurred to the Local General Partners for the three months ended June 30, 2016 and 2015, respectively, which include $0 and $6,000 of fees relating to discontinued operations for the three months ended June 30, 2016 and 2015, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships of which, approximately $82,000 remains to be paid to the Local Partnerships (including approximately $82,000 being held in escrow). The Partnership is currently in the process of developing a plan to dispose of all its investments. Through June 30, 2016, the Partnership has sold its limited partnership interests in eight Local Partnerships and the property and the related assets and liabilities of four Local Partnerships have been sold.  There can be no assurance as to when the Partnership will dispose of its two remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership.  During the three months ended June 30, 2016 and 2015,  there were no distributions from operations of the Local Partnerships. In addition, during the three months ended June 30, 2016 and 2015, distributions to the Partnership from sales proceeds amounted to approximately $0 and $2,825,000, respectively.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the three months ended June 30, 2016, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $44,000. This decrease was due to an increase in cash held in escrow relating to investing activities of approximately ($11,000) and repayment of mortgage notes of approximately ($40,000), which exceeded cash provided by operating activities of approximately ($7,000).  Included in the adjustments to reconcile the net loss to net cash (used in) provided by operating activities is depreciation and amortization in the amount of approximately ($3,500).

Total expenses from operations for the three months ended June 30, 2016 and 2015, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $400,901 and $393,944, respectively.

Accounts payable from operations as of June 30, 2016 and March 31, 2016 were $113,887 and $124,790, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of June 30, 2016 and March 31, 2016 was $65,648 and $63,220, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has unconsolidated cash reserves of approximately $448,000 at June 30, 2016. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At June 30, 2016, the Partnership’s liabilities exceeded assets by $4,160,388 and for the three months ended June 30, 2016, the Partnership incurred a net loss of $106,743.  However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships and will be made from future refinancing or sales proceeds of the respective Local Partnerships, 2) the General Partner continues to defer (pending the Partnership’s receipt of sales and refinancing proceeds) the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $36,000 and $12,000 were accrued and unpaid as of June 30, 2016 and March 31, 2016, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

Results of Operations

The Partnership’s results of operations for the three and three months ended June 30, 2016 and 2015, consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 2% for the three and three months ended June 30, 2016, as compared to the corresponding period ended June 30, 2015, primarily due to a slight increase in occupancy at one of its remaining Local Partnerships.

Total expenses, excluding general and administrative-related parties, general and admisnistrative expenses for non-related parties, operating expenses and repairs and maintenance, remained fairly consistent with an increase of approximately 3%  for the three months ended June 30, 2016, as compared to the corresponding period ended June 30, 2015.

General and administrative-related parties’ expenses increased approximately $6,000 for the three months ended June 30, 2016, as compared to the corresponding periods ended June 30, 2015,  primarily due to an increase in expense reimbursements offset by a decrease in partnership management fees resulting from the sale of properties at the Partnership level.

General and administrative for non-related parties’ expenses increased approximately $42,000 for the three months ended June 30, 2016, as compared to the corresponding periods ended June 30, 2015,  primarily due to an increase in salaries and benefits expense at one Local Partnerhip, an increase in legal expenses and tenant eviction expenses at a second Local Partnership and an increase in legal expenses at the Partnership level.

Operating and other expenses increased approximately $18,000 for the three months ended June 30, 2016, as compared to the corresponding periods ended June 30, 2015, primarily due to an overall increase in utility expenses at one Local Partnership.

Repairs and maintenance expense decreased approximately $59,000 for the three months ended June 30, 2016, as compared to the corresponding periods ended June 30, 2015, primarily due to an decrease in major repairs expenses and turnover supplies expenses at one Local Partnership.

Depreciation and amortization decreased approximately $3,000 for the three months ended June 30, 2016, as compared to the corresponding periods ended June 30, 2015, primarily due to an adjustment in the calculation of depreciation due to impairments.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Fair Value Measurements

See Note 3 in Item 1 for methods and assumptions used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The following is a summary of certain accounting estimates considered critical by the Partnership.  The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2016.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are no assets classified as property and equipment-held for sale as of June 30, 2016.

During the three months ended June 30, 2016, the Partnership has not recorded any loss on impairment of assets.  Through June 30, 2016, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of property.

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

(b) Changes in Internal Controls over Financial Reporting.  During the period ended June 30, 2016, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

By:	RELATED INDEPENDENCE L.L.C.,
General Partner

By:	CENTERLINE MANAGER LLC,
Manager

By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	August 15, 2016	By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer

Date:	August 15, 2016	By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)