Form 10-Q
period 2016-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2016-11-15
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2016	2016
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $2,283,625 and $7,946,808, respectively)	$51,677	$181,152
Cash and cash equivalents	2,626,301	867,364
Cash held in escrow	226,675	622,020
Other assets	18,719	80,560

Total assets	$2,923,372	$1,751,096

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Operating liabilities
Mortgage notes payable (net of deferred costs of $33,890 and $102,389, respectively)	$1,527,358	$4,776,876
Accounts payable	46,728	124,790
Accrued interest payable	59,018	63,220
Security deposits payable	16,055	147,226
Due to local general partners and affiliates (Note 2)	165,179	607,082
Due to general partners and affiliates (Note 2)	141,983	85,547

Total liabilities	1,956,321	5,804,741

Commitments and contingencies

Partners’ capital (deficit)
Limited partners (45,844 BACs issued and outstanding)	1,288,817	(3,812,073)
General partner	(377,081)	(428,605)

Independence Tax Credit Plus L.P. IV total	911,736	(4,240,678)

Noncontrolling interests	55,315	187,033

Total partners’ capital (deficit)	967,051	(4,053,645)

Total liabilities and partners’ capital (deficit)	$2,923,372	$1,751,096

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015*	2016	2015*

Revenues
Rental income	$98,865	$96,071	$196,388	$191,518
Other	2,488	2,193	5,872	6,253

Total revenues	101,353	98,263	202,260	197,771

Expenses
General and administrative	135,365	77,409	249,509	157,262
General and administrative-related parties (Note 2)	69,009	117,599	138,903	184,425
Repairs and maintenance	31,046	48,042	52,185	111,768
Operating and other	18,648	14,077	33,003	28,941
Real estate taxes	—	—	—	—
Insurance	4,143	3,215	8,322	7,388
Interest	15,338	18,400	30,676	31,918
Depreciation and amortization	1,133	1,135	2,266	2,267

Total expenses	274,682	279,877	514,864	523,969

Loss from operations	(173,329)	(181,614)	(312,604)	(326,198)
Income from discontinued operations (including gain on sale of property) (Note 4)	5,300,768	5,767,572	5,333,300	10,785,612

Net income	5,127,439	5,585,958	5,020,696	10,459,414

Net (income) loss attributable to noncontrolling interests from operations	(149)	(45)	(317)	338
Net (income) loss attributable to noncontrolling interests from discontinued operations	132,071	(3,164,869)	132,035	(3,651,259)

Net (income) loss attributable to noncontrolling interests	131,924	(3,164,915)	131,718	(3,650,921)

Net income attributable to Independence Tax Credit Plus L.P. IV	$5,259,363	$2,421,044	$5,152,414	$6,808,493

Loss from operations – limited partners	(171,743)	(179,842)	(309,792)	(322,601)
Income from discontinued operations – limited partners	5,378,511	2,576,676	5,410,682	7,063,009

Net income – limited partners	$5,206,768	$2,396,834	$5,100,890	$6,740,408

Number of BACs outstanding	45,844	45,844	45,844	45,844

Loss from operations per weighted average BAC	$(3.75)	$(3.92)	$(6.76)	$(7.04)
Income from discontinued operations per weighted average BAC	117.32	56.21	118.02	154.07

Net (loss) income per weighted average BAC	$113.57	$52.28	$111.26	$147.03

* Reclassified for comparative purposes.

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ (Deficit) Capital

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – April 1, 2016	$(4,053,645)	$(3,812,073)	$(428,605)	$187,033

Net (loss) income	5,020,696	5,100,890	51,524	(131,718)

Partners’ (deficit) capital – September 30, 2016	$967,051	$1,288,817	$(377,081)	$55,315

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net income	$5,020,696	$10,459,414
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,575	37,755
Gain on sale of property	(5,247,186)	(10,556,208)
Change in fair value of rate swap	—	(14,000)
Changes in assets and liabilities:
Decrease (increase) in cash held in escrow	625	(61,414)
Decrease in due from local general partners and affiliates	—	1,278
Increase in other assets	(156,097)	(45,639)
Decrease in accounts payable	(62,540)	(7,823)
Increase (decrease) in accrued interest payable	5,021	(49,708)
Increase in security deposit payable	1,076	7,146
Increase (decrease) in due to general partner and affiliates	135,448	(2,222,002)

Total adjustments	(5,319,078)	(12,910,615)

Net cash used in operating activities	(298,382)	(2,451,201)

Cash flows from investing activities:
Decrease (increase) in cash held in escrow	4,267	(14,301)
Acquisition of property and equipment	—	(40,685)
Proceeds from sale of property	2,120,988	10,100,000
Costs paid relating to sale of property	—	(3,167,159)
Net repayments to local general partners and affiliates	56,363	79,787

Net cash provided by investing activities	2,181,618	6,957,642

Cash flows from financing activities:
Repayments of mortgage notes	(124,299)	(148,199)
Distributions to noncontrolling interests	—	(4,079,350)

Net cash used in financing activities	(124,299)	(4,227,549)

Net increase in cash and cash equivalents	1,758,937	278,892
Cash and cash equivalents at beginning of period	867,364	706,652
Cash and cash equivalents at end of period	$2,626,301	$985,544

Summarized below are the components of the gain on sale of property:
Proceeds from sale of property	$(2,120,988)	$(10,100,000)
Costs paid relating to sale of property	—	3,167,159
Property and equipment, net of accumulated depreciation	127,847	925,865
Deferred costs	65,552	122,057
Other assets	217,938	238,466
Cash held in escrow	390,453	208,625
Accounts payable	(15,522)	(159,881)
Mortgage payable	(3,193,718)	(4,390,007)
Accrued interest	(9,223)	(14,524)
Security deposits	(132,247)	(36,143)
Due to local general partners and affiliates	(498,266)	(373,144)
Due to general partners and affiliates	(79,012)	(138,681)
Interest rate swap	—	(6,000)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements, as of September 30,  2016, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and two other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  As of September 30,  2016, the Partnership has an ownership interest in only one remaining investment.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On April 15, 2015, Alden Torch Financial LLC, a newly formed Delaware limited company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of each of the subsidiary partnerships (each “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30th. The remaining Local Partership’s fiscal quarter ends June 30th.  Accounts of the remaining Local Partnership have been adjusted for intercompany transactions from July 1st  through September 30th. The Partnership’s fiscal quarter ends three months after the remaining Local Partnership in order to allow adequate time for the subsidiary’s financial statements to be prepared and consolidated.  All  intercompany accounts and transactions with the remaining Local Partnership have been eliminated in consolidation.

The net (income) loss attributable to noncontrolling interests amounted to approximately $132,000 and $(3,165,000) and $132,000 and $(3,651,000) for the three and six months ended September 30, 2016 and 2015, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of September 30,  2016 and the results of their operations and their cash flows for the six months ended September 30, 2016 and 2015.  However, the operating results and cash flows for the six months ended September 30, 2016 may not be indicative of the results for the entire year.

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

September 30, 2016

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

The costs incurred to related parties from operations for the three and six months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015*	2016	2015*
Partnership management fees (a)	$23,615	$26,582	$48,115	$59,978
Expense reimbursement (b)	39,145	84,768	78,290	111,949
Local administrative fee (c)	—	—	—	—
Total general and administrative-General Partners	62,760	111,350	126,405	171,927
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	6,249	6,249	12,498	12,498

Total general and administrative-related parties	$69,009	$117,599	$138,903	$184,425

*Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015*	2016	2015*
Local administrative fee (c)	$3,160	$2,356	$6,317	$5,000
Total general and administrative-General Partner	3,160	2,356	6,317	5,000
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	15,402	95,823	32,126	117,653

Total general and administrative-related parties	$18,562	$98,179	$38,443	$122,653

*Reclassified for comparative purposes.

(a)

The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $60,000 and $12,000 were accrued and unpaid as of September 30,  2016 and March 31,  2016, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $78,000 and $0 were accrued and unpaid as of September 30,  2016 and March 31,  2016, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)

Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $0 and $73,000 were accrued and unpaid as of September 30,  2016 and March 31,  2016, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of September 30,  2016 and March 31,  2016, the Partnership owed approximately $4,000 and $1,000, respectively, to the General Partner for expenses it paid on its behalf.

B)Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	September 30,	March 31,
	2016	2016
Development fee payable	$—	$481,597
Consulting fee payable	—	—
Operating advances	165,179	125,485
Management and other fees	—	—

	$165,179	$607,082

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

September 30, 2016

(Unaudited)

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

	At September 30, 2016		At March 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$1,561,248	$1,387,163	$4,879,265	$3,794,072

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

NOTE 4 – Sale of Properties

The Partnership has developed a plan to dispose of its last remaining investment.  It is anticipated that this process will take from 12 to 24 months. Through September 30, 2016, the Partnership has sold its limited partnership interest in  nine Local Partnerships and the property and the related assets and liabilities of four Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, the proceeds from such sales received by the Partnership will not be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On September 21, 2016, the Partnership sold its limited partnership interest in Bakery Village Urban Renewal Associates, L.P. (“Bakery Village”) to an affiliate of the Local General Partner for a sales price of approximately $2,200,000. The sale

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

resulted in a gain of approximately $5,247,000 resulting from the write-off of the deficit basis in the Local Partnership plus the cash recived by the Partnership, which was recorded during the quarter ended September 30, 2016.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and six months ended September 30, 2016, Bakery Village which was sold during the quarter ended September 30, 2016 was classified as discontinued operations. For the three and six months ended September 30, 2015, First African Kanisa, which was sold in July 2015, KSD Village and Kaneohe, which were sold in June 2015, and Bakery Village, in order to present comparable results to the three and six months ended September 30, 2016, were classified as discontinued operations in the condensed consolidated financial statements.

Condensed Consolidated Statements of Discontinued Operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015*	2016	2015*

Revenues

Rental income	$312,707	$604,938	$623,322	$1,231,998
Other	14,806	15,637	33,689	34,926
Gain on sale of property (Note 4)	5,247,186	5,680,072	5,247,186	10,556,208
Total revenue	5,574,699	6,300,647	5,904,197	11,823,132

Expenses
General and administrative	88,135	162,064	195,363	324,212
General and administrative-related parties (Note 2)	18,562	98,179	38,443	122,653
Repairs and maintenance	60,412	69,771	113,667	163,679
Operating and other	38,506	66,531	83,110	144,993
Real estate taxes	26,365	25,135	52,408	50,239
Insurance	14,865	23,692	30,819	46,605
Interest	27,220	62,115	54,778	149,651
Depreciation and amortization	(134)	25,588	2,309	35,488
Total expenses	273,931	533,075	570,897	1,037,520

Income (loss) from discontinued operations	5,300,768	5,767,572	$5,333,300	$10,785,612

Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	132,071	(3,164,869)	132,035	(3,651,259)

Income (loss) from discontinued operations – Independence Tax Credit Plus L.P. IV	$5,432,839	$2,602,703	$5,465,335	$7,134,353

Income (loss) from discontinued operations – limited partners	$5,378,511	$2,576,676	$5,410,682	$7,063,009

Number of BACs outstanding	45,844	45,844	45,844	45,844

Income (loss) from discontinued operations per weighted average BAC	$117.32	$56.21	$118.02	$154.07

*Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

Cash Flows from Discontinued Operations:

	Six Months Ended
	September 30,
	2016	2015 *

Net cash (used in) provided by operating activities	$(576,963)	$7,911,642

Net cash provided by (used in) investing activities	$568,085	$526,467

Net cash used in financing activities	$(163,113)	$(8,469,357)

*Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a)     Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per entity per institution. At times, the balances exceed the FDIC insurance limit.

b)     Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of limited partnership of the Local Partnerships.

c)     Property Management Fees

Property management fees incurred by the Local Partnerships amounted to approximately $22,000 and $109,000 and $45,000 and $143,000 for the three and six months ended September 30, 2016 and 2015, respectively.  Of these fees, approximately $22,000 and $102,000 and $45,000 and $130,000 were incurred to the Local General Partners for the three and six months ended September 30, 2016 and 2015, respectively, which include approximately $15,000 and $96,000 and $32,000 and $118,000 of fees relating to discontinued operations for the three and six months ended September 30, 2016 and 2015, respectively.

d)     Other

The Partnership is subject to risks incidental to potential losses arising from the management and ownership of real estate.  The Partnership can also be affected by poor economic conditions generally. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  The Partnership cannot sell or substantially liquidate its investment in its last remaining subsidiary partnership during the period that the subsidy agreement is in existence without HUD’s approval.  Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced (generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants). Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years were recognized in the 11th through 13th years.  As of December 31, 2012, all the Local Partnerships had completed their Credit Periods. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The remaining Local Partnership has completed its Compliance Period.

e)     Subsequent Events

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships of which, approximately $82,000 remains to be paid to the last remaining Local Partnership (including approximately $82,000 being held in escrow). The Partnership has developed a plan to dispose of its last remaining investment. Through September 30, 2016, the Partnership has sold its limited partnership interests in nine Local Partnerships and the property and the related assets and liabilities of four Local Partnerships have been sold.  There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, the proceeds from such sale received by the Partnership will not be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership.  During the six months ended September 30, 2016 and 2015,  there were no distributions from operations of the Local Partnerships. In addition, during the six months ended September 30, 2016 and 2015, distributions to the Partnership from sales proceeds amounted to approximately $2,121,000 and $2,825,000, respectively.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the six months ended September 30, 2016, cash and cash equivalents of the Partnership and its consolidated Local Partnership increased approximately $1,759,000.  This increase was due to proceeds from the sale of a property of $2,121,000, net repayments to local general partners and affiliates of approximately ($56,000),  and a decrease in cash held in escrow relating to investing activities of approximately ($4,000),  which exceeded cash used in operating activities of approximately ($298,000) and repayment of mortgage notes of approximately ($124,000).  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization in the amount of approximately ($4,600).

Total expenses from operations for the three and six months ended September 30, 2016 and 2015, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $189,202 and $142,743 and $343,019 and $305,359, respectively.

Accounts payable from operations as of September 30, 2016 and March 31, 2016 were $46,728 and $124,790, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of September 30, 2016 and March 31, 2016 was $59,018 and $63,220, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  In addition, the last remaining Local Partnership’s mortgage note is collateralized by the land and buildings of the Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the last remaining Local Partnership.

The Partnership has unconsolidated cash reserves of approximately $2,395,000 at September 30, 2016. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At September 30, 2016, the Partnership’s assets exceeded liabilities by $967,051 and for the six months ended September 30, 2016, the Partnership recognized net income of $5,020,696.  However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the Local Partnership and will be made from future refinancing or sales proceeds of the Local Partnership, 2) the General Partner continues to defer (pending the Partnership’s receipt of sales and refinancing proceeds) the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and its last remaining Local Partnership) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $60,000 and $12,000 were accrued and unpaid as of September 30, 2016 and March 31, 2016, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

All other payables are expected to be paid, if at all, from working capital reserves.  See Note 2 in Item 1 for further discussion of amounts due to the General Partner and its affiliates.  The General Partner does not anticipate making any future advances of operating funds to the last remaining Local Partnership in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in its last remaining Local Partnership.  The Partnership’s ability to continue its operations would not be affected.

Since the maximum loss the Partnership would be liable for is its net investment in its last remaining subsidiary partnership, the resolution of any existing contingencies is not anticipated to impact future liquidity or the financial condition of the Partnership in a material way.

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

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2016 and 2015, consisted primarily of the results of the Partnership’s investment in the last remaining Local Partnership.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 3% for the three and six months ended September 30, 2016, as compared to the corresponding period ended September 30, 2015, primarily due to a slight increase in occupancy at the remaining Local Partnership.

Total expenses, excluding general and administrative-related parties expenses,  general and administrative for non-related parties expenses and repairs and maintenance expenses, remained fairly consistent with an increase of approximately 7% and 5% for the three and six months ended September 30, 2016, as compared to the corresponding period ended September 30, 2015.

General and administrative-related parties’ expenses decreased approximately $49,000 and $46,000 for the three and six months ended September 30, 2016, as compared to the corresponding periods ended September 30, 2015,  primarily due to a decrease in overhead expense reimbursements and partnership management fees resulting from the sale of properties at the Partnership level.

General and administrative for non-related parties’ expenses increased approximately $58,000 and $92,000 for the three and six months ended September 30, 2016, as compared to the corresponding periods ended September 30, 2015,  primarily due to an increase in legal expenses at the Partnership level.

Repairs and maintenance expense decreased approximately $17,000 and $60,000 for the three and six months ended September 30, 2016, as compared to the corresponding periods ended September 30, 2015, primarily due to an decrease in major repairs expenses and turnover supplies expenses at the remaining Local Partnership.

Depreciation and amortization remained fairly consistent with no change for the three and six months ended September 30, 2016, as compared to the corresponding period ended September 30, 2015.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are no assets classified as property and equipment-held for sale as of September 30, 2016.

During the six months ended September 30, 2016, the Partnership has not recorded any loss on impairment of assets.  Through September 30, 2016, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of property.

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

(b) Changes in Internal Controls over Financial Reporting.  During the period ended September 30, 2016, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

By:	RELATED INDEPENDENCE L.L.C.,
General Partner

By:	CENTERLINE MANAGER LLC,
Manager

By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	November 14, 2016	By:	/s/ Ivyl T. Boyce
Ivyl Boyce
Chief Financial Officer

Date:	November 14, 2016	By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)