Form 10-Q
period 2016-12-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2017-02-14
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2016	2016
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $0 and $7,946,808, respectively)	$—	$181,152
Cash and cash equivalents	2,092,918	867,364
Cash held in escrow	82,119	622,020
Other assets	10,945	80,560

Total operating assets	2,185,982	1,751,096

Assets from discontinued operations (Note 6)
Property and equipment - (at cost, net of accumulated depreciation of $2,284,169 and $0, respectively)	51,133	—
Other assets held for sale	417,355	—
Total assets from discontinued operations	468,488	—

Total assets	$2,654,470	$1,751,096

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating liabilities
Mortgage notes payable (net of deferred costs of $0 and $102,389, respectively)	$—	$4,776,876
Accounts payable	42,287	124,790
Accrued interest payable	—	63,220
Security deposits payable	—	147,226
Due to local general partners and affiliates (Note 2)	—	607,082
Due to general partners and affiliates (Note 2)	108,596	85,547

Total operating liabilities	150,883	5,804,741

Liabilities from discontinued operations (Note 6)
Mortgage notes payable (net of deferred costs of $33,299 and $0, respectively)	1,519,584	—
Other liabilities held for sale	283,213	—
Total liabilities from discontinued operations	1,802,797	—

Total liabilities	1,953,680	5,804,741

Commitments and contingencies

Partners’ capital (deficit)
Limited partners (45,844 BACs issued and outstanding)	1,025,110	(3,812,073)
General partner	(379,745)	(428,605)

Independence Tax Credit Plus L.P. IV total	645,365	(4,240,678)

Noncontrolling interests	55,425	187,033

Total partners’ capital (deficit)	700,790	(4,053,645)

Total liabilities and partners’ capital (deficit)	$2,654,470	$1,751,096

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015*	2016*	2015*

Revenues
Other	$—	$200	$—	$250

Total revenues	—	200	—	250

Expenses
General and administrative	182,645	77,885	399,166	197,695
General and administrative-related parties (Note 2)	93,922	81,013	220,327	252,940

Total expenses	276,566	158,898	619,493	450,635

Loss from operations	(276,566)	(158,698)	(619,493)	(450,385)
Income (loss) from discontinued operations (including gain on sale of property) (Note 4)	10,307	(45,891)	5,373,928	10,705,203

Net (loss) income	(266,259)	(204,589)	4,754,435	10,254,818

Less: net (income) loss attributable to noncontrolling interests from discontinued operations	(110)	(10,966)	131,608	(3,661,887)

Net (income) loss attributable to noncontrolling interests	(110)	(10,966)	131,608	(3,661,887)

Net (loss) income attributable to Independence Tax Credit Plus L.P. IV	$(266,369)	$(215,555)	$4,886,043	$6,592,931

Loss from operations – limited partners	$(273,800)	$(157,111)	$(613,298)	$(445,881)
Income (loss) from discontinued operations – limited partners	10,095	(56,288)	5,450,481	6,972,883

Net (loss) income – limited partners	$(263,705)	$(213,399)	$4,837,183	$6,527,002

Number of BACs outstanding	45,844	45,844	45,844	45,844

Loss from operations per weighted average BAC	$(5.97)	$(3.43)	$(13.38)	$(9.73)
Income (loss) from discontinued operations per weighted average BAC	0.22	(1.23)	118.89	152.11

Net (loss) income per weighted average BAC	$(5.75)	$(4.64)	$105.51	$142.38

* Reclassified for comparative purposes.

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ (Deficit) Capital

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – April 1, 2016	$(4,053,645)	$(3,812,073)	$(428,605)	$187,033

Net (loss) income	4,754,435	4,837,183	48,860	(131,608)

Partners’ (deficit) capital – December 31, 2016	$700,790	$1,025,110	$(379,745)	$55,425

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2016	2015

Cash flows from operating activities:
Net income	$4,754,435	$10,254,818
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,710	137,621
Gain on sale of property	(5,247,186)	(10,752,464)
Changes in assets and liabilities:
Decrease (increase) in cash held in escrow	697	(50,836)
Decrease in due from local general partners and affiliates	—	1,278
(Increase) decrease in other assets	(156,103)	42,183
(Decrease) increase in accounts payable	(56,764)	19,659
Increase (decrease) in accrued interest payable	7,782	(42,146)
Increase in security deposit payable	988	12,442
Increase (decrease) in due to general partner and affiliates	102,061	(2,137,039)

Total adjustments	(5,342,815)	(12,769,302)

Net cash used in operating activities	(588,380)	(2,514,484)

Cash flows from investing activities:
Decrease (increase) in cash held in escrow	4,267	(9,852)
Acquisition of property and equipment	—	(67,915)
Proceeds from sale of property	2,120,988	10,100,000
Costs paid relating to sale of property	—	(3,189,916)
Net advances from local general partners and affiliates	86,438	109,487

Net cash provided by investing activities	2,211,693	6,941,804

Cash flows from financing activities:
Repayments of mortgage notes	(132,665)	(147,965)
Distributions to noncontrolling interests	—	(4,091,448)

Net cash used in financing activities	(132,665)	(4,239,413)

Net increase in cash and cash equivalents	1,490,648	187,907
Cash and cash equivalents at beginning of period	867,364	706,652
Cash and cash equivalents at end of period	$2,358,012	$894,559

Summarized below are the components of the gain on sale of property:
Proceeds from sale of property	$(2,120,988)	$(10,100,000)
Costs paid relating to sale of property	—	3,189,916
Property and equipment, net of accumulated depreciation	127,847	946,193
Deferred costs	65,552	25,767
Other assets	217,938	113,530
Cash held in escrow	390,453	189,405
Accounts payable	(15,522)	(113,545)
Mortgage payable	(3,193,718)	(4,418,807)
Accrued interest	(9,223)	(19,349)
Security deposits	(132,247)	(36,249)
Due to local general partners and affiliates	(498,266)	(373,144)
Due to general partners and affiliates	(79,012)	(136,181)
Interest rate swap	—	(20,000)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements, as of December 31, 2016, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and two other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  As of December 31, 2016, the Partnership has an ownership interest in only one remaining investment.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On April 15, 2015, Alden Torch Financial LLC, a newly formed Delaware limited company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of each of the subsidiary partnerships (each “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends December 31st. The remaining Local Partership’s fiscal quarter ends September 30th.  Accounts of the remaining Local Partnership have been adjusted for intercompany transactions from October 1st  through December 31st. The Partnership’s fiscal quarter ends three months after the remaining Local Partnership in order to allow adequate time for the subsidiary’s financial statements to be prepared and consolidated.  All  intercompany accounts and transactions with the remaining Local Partnership have been eliminated in consolidation.

The net (income) loss attributable to noncontrolling interests amounted to approximately $(110) and $(11,000) and $132,000 and $(3,662,000) for the three and nine months ended December 31, 2016 and 2015, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2016.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of December 31,  2016 and the results of their operations and their cash flows for the nine months ended December 31, 2016 and 2015.  However, the operating results and cash flows for the nine months ended December 31, 2016 may not be indicative of the results for the entire year.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

Accounting Pronouncements Adopted in the Current Year

In April 2015, the FASB issued Accounting Standard Update 2015-03: Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as currently required. We have adopted the guidance in ASU 2015-03 as of April 1, 2016 and it has been applied retroactively for all periods presented. This update did not have a material impact on the presentation of the Partnership’s financial position.

Recently Issued Accounting Pronouncements

In March of 2016, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Shared Based Payment Accounting: Topic 718” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is affective for annual periods beginning after December 15, 2016 and early adoption is permitted. The new guidance does not have an impact on the Partnership’s condensed consolidated financial statements.

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

In February 2015, the Financial Accounting Standards Board issued Accounting Standard Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU modifies existing consolidation guidance  related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and early adoption is permitted. The new guidance has not had an impact on the Partnership’s condensed consolidated financial statements.

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

In August 2014, FASB issued ASU No 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as going concern and to provide related footnote disclosure. The new guidance is effective for all annual and interim periods ending after December 16, 2016. The new guidance has not had an impact on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2016

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

NOTE 2 – Related Party Transactions

A)Related Party Expenses

An affiliate of the General Partner, Independence SLP IV L.P., has a  0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and nine months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015*	2016	2015*
Partnership management fees (a)	$5,797	$24,501	$53,912	$84,479
Expense reimbursement (b)	88,125	56,512	166,415	168,461
Local administrative fee (c)	—	—	—	—
Total general and administrative-General Partners	$93,922	$81,013	$220,327	$252,940

*Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015*	2016	2015*
Local administrative fee (c)	$—	$134,982	$6,317	$139,982
Total general and administrative-General Partner	—	134,982	6,317	139,982
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	6,249	117,022	50,873	247,173

Total general and administrative-related parties	$6,249	$252,004	$57,190	$387,155

*Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

(a)

The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $4,000 and $12,000 were accrued and unpaid as of December 31,  2016 and March 31,  2016, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $105,000 and $0 were accrued and unpaid as of December 31,  2016 and March 31,  2016, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)

Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $0 and $73,000 were accrued and unpaid as of December 31,  2016 and March 31,  2016, respectively.

As of December 31,  2016 and March 31,  2016, the Partnership owed approximately $0 and $1,000, respectively, to the General Partner for expenses it paid on its behalf.

B)Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from operating liabilities consist of the following:

	December 31,	March 31,
	2016	2016
Development fee payable	$—	$481,597
Operating advances	—	125,485

	$—	$607,082

The amounts due to Local General Partners and affiliates from discontinued operations consist of the following, which are reported as a component of other liaiblities held for sale in the accompanying condensed consolidated balance sheets.

	December 31,	March 31,
	2016	2016
Operating advances	195,254	—

	$195,254	$—

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

NOTE 3– Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow

The Partneship’s cash and cash equivalents include cash on hand and deposits in banks. Due to their short term nature, the carrying amounts reported in the condensed consolidated balance sheets approximate fair value.

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

	At December 31, 2016		At March 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$1,552,883	$1,374,034	$4,879,265	$3,794,072

For the mortgage notes, fair value is estimated using Level 3 inputs and calculated using present value cash flow models based on a discount rate.  The Partnership has not been active in the tender option bond market, through which these bonds

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

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

NOTE 4 – Sale of Properties

The Partnership has developed a plan to dispose of its last remaining investment.  It is anticipated that this process will take from six to twelve months. Through December 31, 2016, the Partnership has sold its limited partnership interest in  nine Local Partnerships and the property and the related assets and liabilities of four Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, the proceeds from such sales received by the Partnership will not be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On September 21, 2016, the Partnership sold its limited partnership interest in Bakery Village Urban Renewal Associates, L.P. (“Bakery Village”) to an affiliate of the Local General Partner for a sales price of approximately $2,200,000. The sale resulted in a gain of approximately $5,247,000 resulting from the write-off of the deficit basis in the Local Partnership plus the cash recived by the Partnership, which was recorded during the quarter ended September 30, 2016.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

NOTE 5 – Assets Held for Sale

On September 13, 2016 Fawcett Street Limited Partnership (“Fawcett”) entered into a sale agreement with Shelter Resources Inc., an unnafiliated third party purchaser, to sell its property and the related assets and liabilities for a sale price of $2,125,000. The sale is contingent on the fulfillment of due diligence and financing obligations by buyer and seller on or before the closing date. It is anticipated that this process will take from six to twelve months. The sale is expected to result in a gain of approximately $3,500,000.

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of Fawcett because it has been classified as assets held for sale (See Note 5). As of March 31, 2016, there were no assets classified as discontinued operations.

	December 31,	March 31,
	2016	2016
Assets
Property and equipment - (at cost, net of accumulated depreciation of $2,284,169 and $0, respectively)	$51,133	$—
Cash and cash equivalents	265,094	—
Cash held in escrow	144,484	—
Other assets	7,777	—
Total assets	$468,488	$—

Liabilities
Mortgage notes payable (net of deferred costs of $32,299 and $0, respectively)	1,519,584	—
Accounts payable	10,213	—
Accrued interest payable	61,779	—
Security deposits payable	15,967	—
Due to local general partners and affiliates (Note 2)	195,254	—
Total liabilities	$1,802,797	$—

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the nine months ended December 31, 2016, Fawcett was classified as assets held for sale and Bakery Village which was sold during the quarter ended September 30, 2016 was classified as discontinued operations. For the three and nine months ended December 31, 2015, First African Kanisa, which was sold in July 2015, KSD Village and Kaneohe, which were sold in June 2015, Bakery Village and Fawcett Street, in order to present comparable results to the three and nine months ended December 31, 2016, were classified as discontinued operations in the condensed consolidated financial statements.

Condensed Consolidated Statements of Discontinued Operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015*	2016	2015*

Revenues

Rental income	$98,853	$406,106	$918,563	$1,829,622
Other	2,770	19,497	42,331	60,625
Gain on sale of property (Note 4)	—	196,256	5,247,186	10,752,464
Total revenue	101,623	621,859	6,208,080	12,642,711

Expenses
General and administrative	12,485	98,377	240,836	460,049
General and administrative-related parties (Note 2)	6,249	252,004	57,190	387,155
Repairs and maintenance	25,774	90,531	191,626	365,978
Operating and other	26,256	43,505	142,369	217,437
Real estate taxes	—	25,135	52,408	75,374
Insurance	4,080	20,157	43,221	74,150
Interest	15,338	38,175	100,792	219,744
Depreciation and amortization	1,134	99,866	5,710	137,621
Total expenses	91,316	667,750	834,152	1,937,508

Income (loss) from discontinued operations	10,307	(45,891)	5,373,928	10,705,203

Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	(110)	(10,966)	131,608	(3,661,887)

Income (loss) from discontinued operations – Independence Tax Credit Plus L.P. IV	$10,197	$(56,857)	$5,505,536	$7,043,316

Income (loss) from discontinued operations – limited partners	$10,095	$(56,288)	$5,450,481	$6,972,885

Number of BACs outstanding	45,844	45,844	45,844	45,844

Income (loss) from discontinued operations per weighted average BAC	$0.22	$(1.23)	$118.89	$152.11

*Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

Cash Flows from Discontinued Operations:

	Nine Months Ended
	December 31,
	2016	2015 *

Net cash (used in) provided by operating activities	$(576,963)	$7,822,638

Net cash provided by investing activities	$568,085	$692,212

Net cash used in financing activities	$(163,113)	$(8,490,209)

*Reclassified for comparative purposes.

NOTE 7 – Commitments and Contingencies

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

c)     Property Management Fees

Property management fees incurred by the Local Partnerships amounted to approximately $6,000 and $117,000 and $51,000 and $260,000 the three and nine months ended December 31, 2016 and 2015, respectively.  Of these fees, approximately $6,000 and $117,000 and $51,000 and $247,000 were incurred to the Local General Partners for the three and nine months ended December 31, 2016 and 2015, respectively, all of which related to discontinued operations for the three and nine months ended December 31, 2016 and 2015 respectively.

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

December 31, 2016

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships of which, approximately $82,000 remains to be paid to the last remaining Local Partnership (including approximately $82,000 being held in escrow). The Partnership has developed a plan to dispose of its last remaining investment. Through December 31, 2016, the Partnership has sold its limited partnership interests in nine Local Partnerships and the property and the related assets and liabilities of four Local Partnerships have been sold.  There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, the proceeds from such sale received by the Partnership will not be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership.  During the nine months ended December 31, 2016 and 2015,  there were no distributions from operations of the Local Partnerships. In addition, during the nine months ended December 31, 2016 and 2015, distributions to the Partnership from sales proceeds amounted to approximately $2,121,000 and $2,825,000, respectively.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the nine months ended December 31, 2016, cash and cash equivalents of the Partnership and its consolidated Local Partnership increased approximately $1,491,000.  This increase was due to proceeds from the sale of a property of $2,121,000, net advances from local general partners and affiliates of approximately ($87,000),  and a decrease in cash held in escrow relating to investing activities of approximately ($4,000),  which exceeded cash used in operating activities of approximately ($588,000) and repayment of mortgage notes of approximately ($133,000).  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization in the amount of approximately ($5,700).

Total expenses from operations for the three and nine months ended December 31, 2016 and 2015, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $182,644 and $77,885 and $399,166 and $197,695, respectively.

Accounts payable from operations as of December 31, 2016 and March 31, 2016 were $42,287 and $124,790, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of December 31, 2016 and March 31, 2016 was $— and $63,220, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  In addition, the last remaining Local Partnership’s mortgage note is collateralized by the land and buildings of the Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the last remaining Local Partnership.

The Partnership has unconsolidated cash reserves of approximately $2,093,000 at December 31, 2016. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $4,000 and $12,000 were accrued and unpaid as of December 31, 2016 and March 31, 2016, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2016 and 2015, consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

General and administrative-related parties’ expenses increased approximately $12,000 and decreased $33,000 for the three and nine months ended December 31, 2016, as compared to the corresponding periods ended December 31, 2015,  primarily due to an overall decrease in overhead expense reimbursements and partnership management fees resulting from the sale of properties at the Partnership level.

General and administrative for non-related parties’ expenses increased approximately $105,000 and $201,000 for the three and six months ended December 31, 2016, as compared to the corresponding periods ended December 31, 2015,  primarily due to an increase in legal expenses at the Partnership level.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are no assets classified as property and equipment-held for sale as of December 31, 2016.

During the nine months ended December 31, 2016, the Partnership has not recorded any loss on impairment of assets.  Through December 31, 2016, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of property.

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

(b) Changes in Internal Controls over Financial Reporting.  During the period ended December 31, 2016, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

By:	RELATED INDEPENDENCE L.L.C.,
General Partner

By:	CENTERLINE MANAGER LLC,
Manager

By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	February 14, 2017	By:	/s/ Ivyl T. Boyce
Ivyl Boyce
Chief Financial Officer

Date:	February 14, 2017	By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)