Form 10-K
period 2017-03-31
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2017-06-29
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No   ☑



If an emerging growth company, indicate by check mark if the registrant has elected not to use the elected transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ☐

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2016 was $1,288,817, based on Limited Partner equity as of such date.

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

The Partnership’s initial business was to invest in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that were eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may have also been eligible for the historic rehabilitation tax credit.  As of March 31, 2017, the Partnership had originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships of which approximately $82,119 remains to be paid to the remaining Local Partnership (including approximately $82,119 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not intend to acquire interests in additional Local Partnerships, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.  The Partnership is currently invested in one Local Partnership. The Partnership’s investment in the remaining Local Partnership represents  a 98.99% interest in such Local Partnership. See Item 2, Properties, below.

The Partnership has developed a plan to dispose of its one remaining investment. It is anticipated that this process will take from six to twelve months.  During the fiscal year ended March 31, 2017, the Partnership sold its limited partnership interest in one Local Partnerships. Through March 31, 2017, the Partnership has sold its limited partnership interest in nine Local Partnerships, and the property and the related assets and liabilities of four Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investment or the amount of proceeds which may be received.  However, the proceeds from such sales received by the Partnership from the remaining investment will not be sufficient to return to the limited partners their original investments.

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

One of the Partnership’s objectives has been to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements during the 15-year period commencing at the beginning of the Credit Period (“Compliance Period”).  As of December 31, 2012, all the Local Partnerships had completed their Credit Periods and Compliance Periods.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (using the fair market value based on comparative sales). During the year ended March 31, 2017, the Partnership did not record any loss on impairment of assets or reduction to estimated value. Through March 31, 2017, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of assets.

There can be no assurance that the Partnership will achieve its investment objectives, as described above, and it will not meet objectives 2 and 3, also as noted above.

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

Sale of Underlying Local Partnerships

The Partnership has developed a plan to dispose of its remaining investment.  It is anticipated that this process will take from six to twelve months.  During the fiscal year ended March 31, 2017, the Partnership sold its limited partnership interest in one Local Partnership.  Through March 31, 2017, the Partnership has sold its limited partnership interest in nine Local Partnerships, and the property and the related assets and liabilities of four Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investment or the amount of proceeds which may be received.  However,  the proceeds from such sales received by the Partnership from the remaining investment will not be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

 On September 21, 2016, the Partnership sold its limited partnership interest in Bakery Village Urban Renewal Associates, L.P. (“Bakery Village”) to an affiliate of the Local General Partner for a sales price of approximately $2,200,000. The sale resulted in a gain of approximately $5,247,000 resulting from the write-off of the deficit basis in the Local Partnership plus the cash received by the Partnership, which was recorded during the quarter ended September 30, 2016. An adjustment to the gain of approximately $24,000 was recorded during the quarter ended March 31, 2017 resulting in an overall gain of $5,223,000.

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

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Partnership’s investment in the last remaining Local Partnership represents 98.99% of the partnership interests in such Local Partnership. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the Local General Partner and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in all of the Local Partnerships in which it has invested. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”).  Further information concerning the Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 15, Schedule III.

Local Partnership Schedule

Name and Location		Percentage of Units Occupied at May 1
(Number of Units)	Date Acquired	2017	2016	2015	2014	2013

BX-8A Team Associates, L.P.
Bronx, NY (41)	October 1995	(b)	(b)	(b)	(b)	(b)

Westminster Park Plaza
(a California Limited Partnership)
Los Angeles, CA (130)	June 1996	(a)	(a)	(a)	(a)	(a)

Fawcett Street Limited Partnership
Tacoma, WA (60)	June 1996	98%	98%	97%	97%	95%

Figueroa Senior Housing Limited Partnership
Los Angeles, CA (66)	November 1996	(g)	(g)	(g)%	89%	97%

NNPHI Senior Housing Limited Partnership
Los Angeles, CA (75)	December 1996	(g)	(g)	(g)%	92%	98%

Belmont/McBride Apartments Limited Partnership
Paterson, NJ (42)	January 1997	(d)	(d)	(d)	(d)	(d)%

Sojourner Douglass, L.P.
Paterson, NJ (20)	February 1997	(c)	(c)	(c)	(c)	(c)

New Zion Apartments Limited Partnership
Shreveport, LA (100)	October 1997	(e)	(e)	(e)	(e)	(e)%

Bakery Village Urban Renewal Associates, L.P.
Montclair, NJ (125)	December 1997	(k)	98%	96%	96%	100%

Marlton Housing Partnership, L.P.
(a Pennsylvania limited partnership)
Philadelphia, PA (25)	May 1998	(d)	(d)	(d)	(d)	(d)

GP Kaneohe Limited Partnership
Kaneohe, HI (44)	July 1999	(i)	(i)	98%	98%	98%

KSD Village Apartments, Phase II, Ltd.
Danville, KY (16)	July 1999	(h)	(h)	88%	94%	88%

Kanisa Apartments, Ltd.
Fayette County, KY (59)	October 1999	(j)	(j)	95%	98%	88%

Guymon Housing Partners, L.P.
Guymon, OK (92)	December 1999	(f)	(f)	(f)	(f)	100%

(a)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).
(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).
(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012 (see Note 10 in Item 8).
(d)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).
(e)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).

(f)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2014 (see Note 10 in Item 8).
(g)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2015 (see Note 10 in Item 8).
(h)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2016 (see Note 10 in Item 8).
(i)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2016 (see Note 10 in Item 8).
(j)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2016 (see Note 10 in Item 8).
(k)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2017 (see Note 10 in item 8).

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2017, the Partnership had issued and outstanding 45,844 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $45,844,000.  All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 45,844 BACs to the purchasers thereof for an aggregate purchase price of $45,844,000.  Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner.  BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of April 27, 2017, the Partnership has 2,508 registered holders of an aggregate of 45,844 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

The Partnership has made no distributions to the BACs holders from inception through March 31, 2017.  There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.  However, the Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested approximately $37,555,000 (not including acquisition fees of approximately $1,771,000) of the net proceeds of the Offering in fourteen Local Partnerships, of which approximately $82,119 remains to be paid to the remaining Local Partnership (including approximately $82,119 being held in escrow) as certain benchmarks, such as occupancy level, are attained prior to the release of the funds. The Partnership does not anticipate acquiring additional properties, but the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

The Partnership has developed a plan to dispose of its remaining investment.  It is anticipated that this process will continue to take from six to twelve months.  During the fiscal year ended March 31, 2017, the Partnership sold its limited partnership interest in one Local Partnership.  Through March 31, 2017, the Partnership has sold its limited partnership interest in nine Local Partnerships, and the property and the related assets and liabilities of four Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, the proceeds from such sales received by the Partnership from the remaining investment will not be sufficient to return to the limited partners their original investments.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves, exclusive of the Local Partnership working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership. During the years ended March 31, 2017 and 2016,  no distributions were received from operations of the Local Partnerships. In addition, during the years ended March 31, 2017 and 2016, distributions from the Local Partnerships from sales proceeds amounted to approximately $2,123,000 and $2,893,000, respectively. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

For the year ended March 31, 2017, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $1,240,000. This increase was due to proceeds from sale of properties of $2,123,000, and a repayment from local general partners and affiliates of approximately $105,000, which exceeded cash used in operating activities of approximately ($810,000), a decrease in cash held in escrow relating to investing activities of approximately ($15,000), and a repayment of mortgage notes of approximately ($163,000). Included in the adjustments to reconcile the net income to net cash (used in) provided by operating activities is depreciation and amortization in the amount of approximately $9,000.

Total expenses from operations for the years ended March 31, 2017 and 2016, excluding depreciation and amortization, interest and general and administrative – related parties totaled $448,702 and $246,292, respectively.

Accounts payable and other liabilities arising from operations totaled $63,619 and $61,787 as of March 31, 2017 and 2016, respectively.  Accounts payable and other liabilities are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Accounts payable from discontinued operations totaled $12,071 and $63,007 as of March 31, 2017 and 2016, respectively. Accrued interest payable arising from operations as of March 31, 2017 and 2016 was $— and $—, respectively.  Accrued interest from discontinued operations totaled $56,829 and $63,220 as of March 31, 2017 and 2016, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which has been accumulating since the Partnership’s investment in the respective Local Partnerships) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the remaining Local Partnership.

The Partnership has unconsolidated cash reserves of approximately $1,841,000 at March 31, 2017. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At March 31, 2017, the Partnership’s assets exceeded liabilities by $576,200 and for the year ended March 31, 2017, the Partnership recognized net income of $4,629,845, including gain on sale of properties of $5,223,000.  However, because 1) the provisions of the secondary loan defers the payment of accrued interest of the remaining Local Partnership and will be made from future refinancing or sales proceeds of the remaining Local Partnerships, 2) the General Partner continues to defer (pending the Partnership’s receipt of sales and refinancing proceeds) the payment of fees as discussed below and in Note 8 to the Financial Statements in Item 8, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $— and $12,000 were accrued and unpaid as of March 31, 2017 and 2016, respectively, and are included in the line item Due to general partner and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.

All other payables are expected to be paid, if at all, from working capital and cash reserves.  The General Partner does not anticipate making any future advances of operating funds to the remaining Local Partnership in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in the remaining Local Partnership.  The Partnership’s ability to continue its operations would not be affected.

The Partnership’s liquidity considerations are discussed in Note 12a in Item 8.

Since the maximum loss the Partnership would be liable for is its net investment in the remaining Local Partnership, the resolution of any existing contingencies is not anticipated to impact future liquidity or financial condition of the Partnership in a material way.

The last remaining Local Partnership is impacted by inflation in several ways.  Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs.  Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased.  Inflation also affects the last remaining Local Partnership adversely by increasing operating costs, such as fuel, utilities, and labor.  Since revenues from sales of assets are driven by market conditions, inflation has little impact on sales.  However, continued inflation may result in appreciated values of the Local Partnership’s apartment complexes over a period of time as rental revenues and replacement costs continue to increase.

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

Sale of Underlying Properties/Local Partnership Interests

For a discussion of the sale of properties in which the Partnership owned direct and indirect interests, see Note 10 in Item 8.

Discontinued Operations

The Partnership has developed a plan to dispose of its last remaining investment.  Any dispositions would meet the criteria established for recognition as a discontinued operation under ASC 360, Property, Plant and Equipment (“ASC 360”), which specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity.  The Partnership’s last remaining investment has been classified as property and equipment-held for sale at March 31, 2017.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations. The Partnership’s last remaining investment has been classified as property and equipment-held for sale at March 31, 2017.

During the year ended March 31, 2017, the Partnership did not record any loss on impairment of assets or reduction to estimated value. Through March 31, 2017, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of assets.

Fair Value Measurements

The estimated fair value of mortgage notes payable have been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

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

Related Parties

Under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay annual Partnership management fees, nonrecurring acquisition fees, a nonaccountable acquisition expense allowance, an accountable expense reimbursement and subordinated disposition fees to the General Partner and/or its affiliates. In addition, the General Partner is entitled to a subordinated interest in cash from sales or refinancings and a 1% interest in net income, net loss and distributions of adjusted cash from operations and cash from sales or refinancings.  Certain members and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership.  The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 in Item 8, which is incorporated herein by reference.

Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2017 and 2016, respectively, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 8, Note 11).

The net income for the years ended March 31, 2017 and 2016 totaled approximately  $4,630,000 and $10,210,000, respectively.

2017 vs. 2016

General and administrative-related parties’ expenses decreased approximately $24,000 for the year ended March 31, 2017, as compared to the year ended March 31, 2016, primarily due to a decrease in asset management fees due to the sale of properties offset by an increase in expense reimbursement due to an increase in overhead expense allocation from CAHA at the Partnership level.

General and administrative non-related parties’ expenses increased approximately $202,000 for the year ended March 31, 2017, as compared to the year ended March 31, 2016, primarily due to an increase in legal expenses at the Partnership level.

During the year ended March 31, 2017, the Partnership has not recorded any loss on impairment of assets.  Through March 31, 2017, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of property.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Independence Tax Credit Plus L.P. IV and Subsidiaries

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. IV and Subsidiaries (the “Partnership”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, changes in partners’ capital (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements for Bakery Village Urban Renewal Associates, L.P. (“Bakery”), a majority owned subsidiary, which statements reflect total assets of $0 and $708,358 as of March 31, 2017 and 2016, respectively and total revenues of $953,937 and $1,297,501 for the years then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Bakery is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. IV and Subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RAICH ENDE MALTER & CO. LLP

RAICH ENDE MALTER & CO. LLP

New York, New York

June 29, 2017

[Letterhead of COHNREZNICK, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying financial statements of Bakery Village Urban Renewal Associates, L.P., which comprise the balance sheet as of September 21, 2016, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the period from January 1, 2016 through September 21, 2016 and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of September 21, 2016, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

New Adoption of Accounting Guidance

As discussed in Note 1 to the financial statements, in 2016, Bakery Village Urban Renewal Associates, L.P. adopted new accounting guidance related to the presentation of debt issuance costs. Our report is not modified with respect to this matter.

/s/ COHNREZNICK LLP

Baltimore, Maryland

January 17, 2017

[Letterhead of COHNREZNICK, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Bakery Village Urban Renewal Associates, L.P.

We have audited the accompanying financial statements of Bakery Village Urban Renewal Associates, L.P., which comprise the balance sheet as of December 31, 2016, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakery Village Urban Renewal Associates, L.P. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ COHNREZNICK LLP

Baltimore, Maryland

March 1, 2016

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	2016*
ASSETS

Operating assets
Cash and cash equivalents (Notes 2 and 3)	$1,841,212	$515,178
Cash held in escrow (Notes 2, 3 and 5)	82,119	82,119
Due from general partners and affiliates (Note 8)	56,111	—
Other assets	10,944	10,944

Total operating assets	1,990,386	608,241

Assets from discontinued operations (Note 12)
Property and equipment, at cost, less accumulated depreciation (Notes 2 and 4)	51,133	181,152
Other assets held for sale	429,411	978,331
Total assets from discontinued operations	480,544	1,159,483

Total assets	$2,470,930	$1,767,724

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating liabilities
Accounts payable and other liabilities	$63,619	$61,787
Due to general partners and affiliates	—	12,852

Total operating liabilities	63,619	74,639

Liabilities from discontinued operations (Note 12)
Mortgage notes payable (Notes 2, 3 and 7)	1,527,076	4,792,348
Other liabilities held for sale	304,035	954,381
Total liabilities from discontinued operations	1,831,111	5,746,729

Total liabilities	1,894,730	5,821,368

Commitments and contingencies

Partners’ capital (deficit)
Limited partners (100,000 BACs authorized; 45,844 issued and outstanding)	901,928	(3,812,073)
General partner	(380,989)	(428,605)

Independence Tax Credit Plus L.P. IV total	520,939	(4,240,678)

Noncontrolling interests	55,261	187,033

Total partners’ capital (deficit)	576,200	(4,053,645)

Total liabilities and partners’ capital (deficit)	$2,470,930	$1,767,724

*  Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2017	2016*
Operations:
Revenues
Other	$—	$300

Total revenues	—	300

Expenses
General and administrative	448,702	246,292
General and administrative-related parties	281,597	305,696

Total expenses	730,299	551,988

Loss from operations	(730,299)	(551,688)
Income from discontinued operations	5,360,144	10,762,208

Net income	4,629,845	10,210,520

Less: net loss (income) attributable to noncontrolling interests from discontinued operations	131,772	(3,527,228)

Net income attributable to Independence Tax Credit Plus L.P. IV	$4,761,617	$6,683,292

Loss from operations – limited partners	$(722,996)	$(546,171)
Income from discontinued operations – limited partners	5,436,997	7,162,630

Net income – limited partners	$4,714,001	$6,616,459

Number of BACs outstanding	45,844	45,844

Loss from operations- limited partners- per weighted average BAC	$(15.77)	$(11.91)
Income from discontinued operations- limited partners- per weighted average BAC	118.60	156.24

Net income - limited partners- per weighted average BAC	$102.83	$144.33

*  Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – April 1, 2015	$(10,308,898)	$(10,428,532)	$(495,438)	$615,072

Net income	10,210,520	6,616,459	66,833	3,527,228

Distributions	(4,091,448)	—	—	(4,091,448)

Contributions- write-off of related party debt	136,181	—	—	136,181

Partners’ (deficit) capital – March 31, 2016	(4,053,645)	(3,812,073)	(428,605)	187,033

Net income (loss)	4,629,845	4,714,001	47,616	(131,772)

Partners’ capital (deficit) – March 31, 2017	$576,200	$901,928	$(380,989)	$55,261

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$4,629,845	$10,210,520
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,415	30,272
Amortization of debt issuance costs	3,712	110,991
Gain on sale of property	(5,223,004)	(10,604,339)
Changes in operating assets and liabilities:
Decrease (increase) in cash held in escrow	11,004	(31,211)
Decrease in due from local general partners and affiliates	—	427
(Increase) decrease in other assets	(233,413)	29,853
Increase in accounts payable	55,122	33,101
Increase in accrued interest payable	2,209	2,411
(Decrease) increase in security deposit payable	(802)	13,916
Increase in due to local general partners and affiliates	—	96,261
Increase in due from general partner and affiliates	(56,111)	—
Decrease in due to general partner and affiliates	(3,692)	(2,320,806)

Total adjustments	(5,439,560)	(12,639,124)

Net cash used in operating activities	(809,715)	(2,428,604)

Cash flows from investing activities:
(Increase) decrease in cash held in escrow	(15,206)	18,872
Acquisition of property and equipment	—	(66,498)
Proceeds from sale of property	2,123,462	10,100,000
Costs paid relating to sale of property	—	(3,189,917)
Net repayments from local general partners and affiliates	105,224	—

Net cash provided by investing activities	2,213,480	6,862,457

Cash flows from financing activities:
Repayments of mortgage notes	(163,373)	(181,693)
Distributions to noncontrolling interests	—	(4,091,448)

Net cash used in financing activities	(163,373)	(4,273,141)

Net increase in cash and cash equivalents	1,240,392	160,712
Cash and cash equivalents at beginning of year	867,364	706,652
Cash and cash equivalents at end of year	$2,107,756	$867,364

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$133,543	$282,674

Summarized below are the components of the gain on sale of property:
Proceeds from sale of property	$(2,123,462)	$(10,100,000)
Costs paid relating to sale of property	—	3,189,917
Property and equipment, net of accumulated depreciation	125,814	946,193
Other assets	298,500	135,180
Cash held in escrow	401,180	174,430
Accounts payable and other liabilities	(104,217)	(110,193)
Mortgage payable	(3,106,769)	(4,388,430)
Accrued interest	(8,590)	(69,244)
Security deposits	(132,033)	(36,198)
Due to local general partners and affiliates	(491,572)	(323,993)
Due to general partners and affiliates	(81,855)	(138,182)
Interest rate swap	—	(20,000)
Capital contributions (distributions)	—	136,181

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

The Partnership’s business is primarily to invest in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes (“Apartment Complexes” or “Properties”) that were eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may have also been eligible for the historic rehabilitation tax credit.  Qualified Beneficial Assignment Certificates (“BACs”) holders were entitled to Tax Credits over the period of the Partnership’s entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property was placed in service; referred to herein as the “Credit Period”) with respect to each Apartment Complex.

The Partnership had originally acquired limited partnership interests in fourteen subsidiary partnerships, all of which have been, or were, consolidated.  The Partnership does not anticipate acquiring limited partnership interests in additional subsidiary partnerships.  The Partnership’s investment in the last remaining Local Partnerships represents  a 98.99% interest, in such Partnership.

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and its two and five subsidiary partnerships for the years ended March 31, 2017 and 2016, respectively, in which the Partnership is a limited partner.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships (the “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Loss (income) attributable to noncontrolling interests amounted to approximately $132,000 and $(3,527,000) for the years ended March 31, 2017 and 2016, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  The Partnership’s last remaining investment has been classified as property and equipment-held for sale at March 31, 2017.

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

The Partnership has no material liability for unrecognized tax benefits and no material change to the beginning partners’ capital of the Partnership.  As of and during the year ended March 31, 2017, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties.

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

Income tax returns for the years prior to 2013 are no longer subject to examination by tax authorities.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

h)  Offering Costs

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

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02 “Leases – Topic 842” (“ASU 2016-02”). ASU 2016-02 requires recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The new guidance will not have an impact on the Partnership’s consolidated financial statements.

In May 2015, the FASB issued Accounting Standards Update No. 2015-07 ("ASU 2015-07") regarding ASC Topic 820 "Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also limit certain disclosures to investments for which the entity has elected to measure at fair value using the net asset value per share practical expedient. The amendments in ASU 2015-07 are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendments should be applied retrospectively by removing from the fair value hierarchy any investments for which fair value is measured using the net asset value per share practical expedient. The new guidance did not have an impact on the Partnership’s consolidated financial statements.

On April 7, 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03, which changed the presentation of deferred financing costs. The new standard requires these costs to be capitalized and presented as a reduction of the carrying amount of the associated debt. The new guidance required the amortization of the deferred financing costs to be reported as interest expense. The ASU was effective for periods beginning after December

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

15, 2015 and required retrospective application. As such, the net amount of deferred financing costs amounting to $17,290 and $85,761 at March 31, 2017 and 2016, respectively, have been reclassified and offset against the related mortgage payable. The result of implementing the ASU had no effect on 2016 net income as previously reported.

In February 2015, the Financial Accounting Standards Board issued (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the consolidation Analysis. The ASU modifies existing consolidation guidance  related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and early adoption is permitted. The new guidance did not have an impact on the Partnership’s consolidated financial statements.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides narrower definition of discontinued operations than under previous GAAP. The standard update requires that only disposal of components of an entity (or group of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentation and disclosures of discontinued operations. The ASU is effective prospectively for disposals (or classifications of business as held-for-sale) or components of an entity that occur in annual or interim periods beginning after December 15, 2014. As such, the net amount of assets amounting to $1,159,483 and net amount of liabilities amounting to $5,746,729 at March 31, 2016 have been reclassified as discontinued operations. The result of implementing the ASU had no effect on 2016 net income as previously reported.

In May 2014, FASB and the IASB issued a new joint revenue recognition standard that supersedes nearly all US GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for the Partnership for the fiscal year beginning April 1, 2018 and the effects of the standard on the Partnership’s consolidated financial statements are not known at this time.

In August 2014, FASB issued ASU No 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as going concern and to provide related footnote disclosure. The new guidance is effective for all annual and interim periods ending after December 16, 2016. The new guidance did not have an impact on the Partnership’s consolidated financial statements.

NOTE 3 – Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow

The Partnership’s cash and cash equivalents include cash on hand and deposits in banks. Due to their short term nature, the carrying amounts reported in the condensed consolidated balance sheets approximate fair value.

Accounts Payable and Other Liabilities

The carrying amounts approximate fair value due to their short-term nature.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

Mortgage Notes Payable and Accrued Interest

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

	At March 31, 2017		At March 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$1,544,366	$1,360,695	$4,879,265	$3,794,072

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

MARCH 31, 2017 AND 2016

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates

Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such obligations is not currently available.

NOTE 4 – Property and Equipment

The components of property and equipment from discontinued operations and their estimated useful lives are as follows:

			Estimated
	March 31,		Useful Lives
	2017	2016	(Years)

Land	$396,383	$449,082		-
Building and improvements	1,836,587	7,046,127	27.5	-	40
Furniture and fixtures	102,331	632,751	3	-	10
	2,335,301	8,127,960

Less: Accumulated depreciation	(2,284,168)	(7,946,808)

	$51,133	$181,152

Depreciation expense for the discontinued property and equipment for the years ended March 31, 2017 and 2016 amounted to $4,205 and $29,062, respectively.  During the year ended March 31, 2017, there was a decrease in accumulated depreciation on dispositions in the amount of $5,666,845.

Impairments

During the years ended March 31, 2017 and 2016, the Partnership performed a fair value analysis on all of its property investments. Impairment of assets is a two-step process.  First, management estimated amounts recoverable through future operations and sale of the property on an undiscounted basis.  If such estimates were below depreciated cost, property investments themselves were reduced to estimated fair value (using the fair market value based on comparative sales).  As of December 31, 2012, all Local Partnerships had completed their Credit Periods and Compliance Periods. Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left on the remaining investments.  Based on this analysis, the Partnership did not record any loss on impairment of assets or a reduction to estimated value for the year ended March 31, 2017. Impairments have been estimated using Level 3 inputs.

During the year ended March 31, 2017, the Partnership has not recorded any loss on impairment of assets. Through March 31, 2017, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of property.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

NOTE 5 – Cash Held in Escrow

Cash held in escrow from operations consists of the following:

	March 31,
	2017	2016

Purchase price payments*	$82,119	$82,119

Total cash held in escrow	$82,119	$82,119

*Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

Cash held in escrow from discontinued operations consist of the following:

	March 31,
	2017	2016

Real estate taxes, insurance and other	$8,532	$155,289
Reserve for replacements	120,000	237,386
Tenant security deposits	14,391	147,226

Total cash held in escrow	$142,923	$539,901

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization from discontinued operating assets are as follows:

	March 31,
	2017	2016	Period

Tax credit fees	$33,281	$33,281	15	through	30	years
Syndication fees (non-amortizable)	6,500	6,500
Less: Accumulated amortization	(24,363)	(23,153)

Total deferred costs	$15,418	$16,628

Amortization expense from operations for the years ended March 31, 2017 and 2016 amounted to $1,210 and $1,210, respectively. Amortization expense for each of the next five years will approximate $1,210.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

NOTE 7 – Mortgage Notes Payable

The mortgage loans from discontinued operations are payable in aggregate monthly installments of approximately $8,000 including principal and interest with rates varying from 1% to 8.13% per annum and have maturity dates ranging from 2026 through 2046. The remaining subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the subsidiary partnership, subject to performance under Housing Assistance Contract Number 96-493-204 and without further recourse to the Partnership. Deed of trust is held by the Washington State Department of the Community and by Washington State Community Reinvestment Association.

Accrued interest from discontinued operations amounted to approximately $57,000 and $63,220 as of March 31, 2017 and 2016, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnership or through assumption by the buyer upon sale of the Partnership’s interest in the remaining Local Partnership.  In addition, the remaining Local Partnership’s mortgage notes are collateralized by the land and buildings of such Local Partnership, and are without further recourse to the Partnership.

The mortgage agreements generally require monthly deposits to replacement reserves. Monthly deposits of approximately $1,000 from discontinued operations were made to escrow accounts for real estate taxes, hazard and mortgage insurance and other expenses.

Annual principal payments on the permanent debt requirements for mortgage notes payable from discontinued operations for each of the next five calendar years and thereafter are as follows:

Years Ending December 31,	Amount

2017	$46,647
2018	49,784
2019	53,179
2020	56,852
2021	61,872
Thereafter	1,276,032
1,544,366
Less unamortized debt issuance costs	(17,290)

$1,527,076

NOTE 8 – Related Party Transactions

An affiliate of the General Partner has a 0.01% interest as a special limited partner in the remaining Local Partnership.

Pursuant to the Partnership Agreement and the remaining Local Partnership Agreement, the General Partner, the Local General Partner and their respective affiliates receive their pro-rata share of profits, losses and tax credits.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

A)  Related Party Expenses

Expenses incurred to related parties from operations for the years ended March 31, 2017 and 2016 were as follows:

	Years Ended March 31,
	2017	2016*
Partnership management fees (a)	$59,712	$108,979
Expense reimbursement (b)	221,885	196,717
Total general and administrative-General Partners	$281,597	$305,696

*Reclassified for comparative purposes.

Expenses incurred to related parties from discontinued operations for the years ended March 31, 2017 and 2016 were as follows:

	Years Ended March 31,
	2017	2016*
Local administrative fee (c)	$9,160	$14,533
Total general and administrative-General Partner	9,160	14,533
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	79,047	278,454

Total general and administrative-related parties	$88,207	$292,987

*Reclassified for comparative purposes.

(a)

The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership.  Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are accrued without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $— and $12,000 were accrued and unpaid as of March 31, 2017 and 2016, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. During the year ended March 31, 2016, the Partnership paid approximately $2,373,000 of deferred management fees to the General Partner from sale proceeds. During the year ended March 31, 2017, the Partnership prepaid 2017 management fees to the General Partner in the amount of $7,365, this prepayment is included in Due from general partners and affiliates in the consolidated balance sheet.

(b)

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf.  The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership.  These services include site visits and evaluations of the subsidiary partnerships’ performance. During the year ended March 31, 2017, the Partnership prepaid 2017 operating expenses to the General Partner in the amount of $48,746, this prepayment is included in Due from general partners and affiliates in the consolidated balance sheet.

(c)

Independence SLP IV L.P., a special limited partner of the subsidiary partnerships, was entitled to receive a local administrative fee of up to $5,000 per year from such subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to approximately $0 and $73,000 were accrued and unpaid as of March 31, 2017 and 2016, respectively.  During the year ended March 31, 2016, accrued administrative fees owed to

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

Independence SLP IV L.P. from two Local Partnerships were forgiven. These fees amounted to $136,181, and are included as contributions - write-off of related party debt in the consolidated statements of changes in partners’ capital (deficit).

As of March 31, 2017 and 2016, the Partnership owed $0 and $1,000, respectively, to the General Partner for expenses it paid on the Partnership’s behalf.

B)  Due to/from Local General Partners and Affiliates

Due to Local General Partners and affiliates from discontinued operations consists of the following which are reported as a component of other liabilities held for sale in the accompanying consolidated balance sheets:

	March 31,
	2017	2016
Development fee payable	$—	$481,597
Operating advances	220,734	125,485

	$220,734	$607,082

NOTE 9 – Taxable Net Income

A reconciliation of net income attributable to Independence Tax Credit Plus L.P. IV to net (loss) income per tax return is as follows:

	Years Ended March 31,
	2017	2016

Net income attributable to Independence Tax Credit Plus L.P. IV	$4,761,617	$6,683,292

Differences between depreciation and amortization expense for financial reporting purposes and income tax purposes	(568,750)	(876,364)

Differences resulting from Partnership having a different fiscal year for tax and financial reporting purposes	—	708

Tax exempt interest income	(10)	(18)

Difference between gain on sale for financial reporting purposes and gain on sale for income tax purposes	(10,010,436)	(4,843,016)

Other, including accruals for financial reporting purposes not deductible for tax purposes until paid	1,234,917	1,373,131

Net (loss) income per income tax return	$(4,582,662)	$2,337,733

No provision for income taxes related to the operations of the Partnership has been included in the accompanying consolidated financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACs holders.  Net income for financial statement purposes may differ significantly from taxable income reportable to BACs holders as a result of differences between the tax bases and financial

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

reporting bases of assets and liabilities and the taxable income allocation requirements under its Partnership Agreement.  In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities.  At March 31, 2017, the tax basis net assets exceeded the financial statement net assets by approximately $1,500,000 due to depreciation differences, impairments of property and equipment, and related party accruals.

NOTE 10 – Sale of Properties

The Partnership has developed a plan to dispose of its last remaining investment.  It is anticipated that this process will take from six to twelve months.  During the fiscal year ended March 31, 2017, the Partnership sold its limited partnership interest in one Local Partnerships.  Through March 31, 2017, the Partnership has sold its limited partnership interest in nine Local Partnerships, and the property and the related assets and liabilities of four Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investment or the amount of proceeds which may be received.  However, the proceeds from such sales received by the Partnership from the remaining investment will not be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On September 21, 2016, the Partnership sold its limited partnership interest in Bakery Village Urban Renewal Associates, L.P. (“Bakery Village”) to an affiliate of the Local General Partner for a sales price of approximately $2,200,000 which included the repayment of accrued administrative fees owed to Independence SLP L.P in the amount of $79,000. The sale resulted in a gain of approximately $5,247,000 resulting from the write-off of the deficit basis in the Local Partnership plus the cash received by the Partnership, which was recorded during the quarter ended September 30, 2016. An adjustment to the gain of approximately $24,000 was recorded during the quarter ended March 31, 2017 resulting in an overall gain of approximately $5,223,000.

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

MARCH 31, 2017 AND 2016

of $4,069,000. Additional adjustments to the gain of approximately $1,000 and $196,000 were recorded during the quarter ended March 31, 2016 and December 31, 2015, respectively, resulting in an overall gain of $8,857,000.

NOTE 11 – Assets Held for Sale

On September 12, 2016 Fawcett Street Limited Partnership (“Fawcett”) entered into a sale agreement with Shelter Resources Inc., an unaffiliated third party purchaser, to sell its property and the related assets and liabilities for a sale price of $2,125,000. The sale is contingent on the fulfillment of due diligence and financing obligations by buyer and seller on or before the closing date. It is anticipated that this process will take from six to twelve months. The sale is expected to result in a gain of approximately $3,500,000.

NOTE 12 – Discontinued Operations

The following table summarizes the financial position and results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 31, 2017, Fawcett was classified as held for sale and Bakery Village, which was sold during the year ended March 31, 2017, was classified as discontinued operations in the consolidated financial statements.  For the year ended March 31, 2016, Kaneohe, KSD Village and First African, which were sold during the year ended March 31, 2016, Bakery Village and Fawcett in order to present comparable results to the year ended March 31, 2016, were classified as discontinued operations in the consolidated financial statements.

	Years Ended March 31,
	2017	2016*
Assets
Property and equipment, at cost, less accumulated depreciation	$51,133	$181,152
Cash and cash equivalents	266,544	352,186
Cash held in escrow	142,923	539,901
Other assets	19,944	86,244
Total assets	$480,544	$1,159,483

Liabilities
Mortgage notes payable	$1,527,076	$4,792,348
Accounts payable and other liabilities	12,071	63,006
Accrued interest payable	56,839	64,372
Security deposits payable	14,391	147,226
Due to local general partners and affiliates	220,734	607,082
Due to general partners and affiliates	—	72,695
Total liabilities	$1,831,111	$5,746,729

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

Consolidated Statements of Discontinued Operations:

	For the Years Ended March 31,
	2017	2016*
Revenues
Rental income	$1,291,947	$2,270,335
Other	58,949	80,496
Gain on sale of property	5,223,004	10,604,339
Total revenue	6,573,900	12,955,170

Expenses
General and administrative	375,164	564,609
General and administrative-related parties	88,207	292,987
Repairs and maintenance	251,691	425,843
Operating and other	230,010	324,192
Real estate taxes	65,085	89,665
Insurance	58,719	95,277
Interest	139,465	370,117
Depreciation and amortization	5,415	30,272
Total expenses	1,213,756	2,192,962

Income from discontinued operations	5,360,144	10,762,208

Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	131,772	(3,527,228)

Income (loss) from discontinued operations – Independence Tax Credit Plus L.P. IV	$5,491,916	$7,234,981

Income (loss) from discontinued operations – limited partners	$5,436,997	$7,162,630

Number of BACs outstanding	45,844	45,844

Income from discontinued operations – limited partners- per weighted average BAC	$118.60	$156.24

*Reclassified for comparative purposes.

Cash flows from discontinued operations:

	For the Years Ended March 31,
	2017	2016*

Net cash (used in) provided by operating activities	$(399,788)	$8,052,135

Net cash provided by investing activities	$477,518	$780,737

Net cash used in financing activities	$(163,372)	$(8,675,174)

*Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

NOTE 13 – Commitments and Contingencies

a)  Liquidity

At March 31, 2017, the Partnership’s assets exceeded liabilities by approximately $576,000 and for the year ended March 31, 2017, the Partnership recognized net income of approximately $4,630,000, including gain on sale of properties of approximately $5,223,000.  The Partnership is planning to dispose of its remaining investment. It is anticipated that this process will continue to take from six to 12 months. However, the proceeds from such sales received by the Partnership from the remaining investment will not be sufficient to return to the limited partners their original investments.

All of the mortgage payable balance of $1,544,366 and the accrued interest payable balance of $57,991 is of a nonrecourse nature and secured by the remaining property.  The Partnership is currently in the process of developing a plan to dispose of its last remaining investment.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in its remaining investment, and as such has no financial responsibility to fund operating losses incurred by the Local Partnership.  The maximum loss the Partnership would incur is its net investment in the Local Partnership.  Dispositions of any investment in the remaining Local Partnership are not anticipated to impact the future results of liquidity or financial condition of the Partnership.

The Partnership has unconsolidated cash reserves of approximately $1,841,000 at March 31, 2017.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $448,000 for the year ended March 31, 2017.

b)  Uninsured Cash and Cash Equivalents

The Partnership and its subsidiary partnerships maintain their cash and cash equivalents in various banks. The accounts at each bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per entity per institution. At March 31, 2017, uninsured cash and cash equivalents amounted to approximately $1,591,000.

c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of limited partnership of the Local Partnerships.

e)  Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $79,047 and $290,793 for the years ended March 31, 2017 and 2016, respectively.  Of these fees $79,047 and $278,454 were incurred to the Local General Partners for the years ended March 31, 2017 and 2016, respectively, all of which relate to discontinued operations for the years ended March 31, 2017 and 2016, respectively.

e)  Other

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate and poor economic conditions.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced.  The Credit Period generally runs for ten years from the date it commenced with respect to each eligible Property.  Because of the time required for the acquisition, completion and rent-up of Properties, as expected, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

recognized in the first three years were recognized in the 11th through 13th years.  As of December 31, 2012, the remaining Local Partnership had completed its Credit Period and Compliance Period.

f)  Subsequent Events

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

(b)  Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the President and Principal Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2017.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2017, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

(c)  Changes in Internal Controls over Financial Reporting.  During the period ended March 31, 2017, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Certain information concerning the executive officers of the General Partner is set forth below.

Name	Position

Ivyl T. Boyce	Chief Financial Officer
Alan T. Fair	President and Chief Executive Officer

Ivyl T. Boyce, is the Chief Financial Officer of RILLC and Alden Torch Financial LLC. MR. Boyce joined ATF in 2011 and leads the firm’s investment valuation division. Mr. Boyce helped establish the firm’s corporate accounting and information technology activities. He oversees the Corporate Accounting, Finance and IT departments. Mr. Boyce has more than 10 years of experience in the affordable housing industry including working with tax exempt debt and complex equity investments. He is based in Denver, Colorado.

ALAN T. FAIR is the Chief Executive Officer of RILLC and President and Chief Executive Officer of ATF. Mr. Fair has over 26 years of experience in the affordable housing industry including underwriting, structuring, and placement of affordable multifamily housing debt, both tax exempt and taxable. Prior to forming ATF, Mr. Fair was President of Hunt Capital Partners, LLC and Executive Director of HCP Pacific Asset Management LLC. Mr. Fair consulted to the multifamily industry, and was a Senior Vice President with AIMCO between 2007 and 2008. From 1996 through 2007, Mr. Fair was Senior Vice President Finance and Senior Managing Director of Sun America Affordable Housing Partners Inc.  He was responsible for the development of credit and debt structures for both taxable and tax-exempt financed tax credit properties and the coordinating of the underwriting and financing process.  During his time at Sun America Mr. Fair was involved in the origination of over 1,000 tax credit partnerships, $5 billion of debt relating to tax credit partnerships (in excess of $5 billion in equity raised) and over 100,000 units of affordable housing.  Previously from 1991-1996, Mr. Fair was Senior Vice President for First Interstate Bank responsible for all multifamily housing capital market activities.  From 1983 to 1991, Mr. Fair worked for Kemper Securities Group as a Vice President in Investment Banking, and prior thereto as a staff attorney. Mr. Fair is a graduate of Michigan State University and received his J.D. degree from the University of Denver College Of Law.  He is a member of the State Bar in Colorado.

Item 11.  Executive Compensation.

The Partnership has no officers or directors.  The Partnership does not pay or accrue any fees, salaries or other forms of compensation to members or officers of the General Partner for their services.  However, under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates.  Such arrangements include (but are not limited to) agreements to pay annual partnership management fees, nonrecurring acquisition fees, a nonaccountable acquisition expense allowance, an accountable expense reimbursement and subordinated disposition fees to the General Partner and/or its affiliates.  In addition, the General Partner is entitled to a subordinated interest in cash from sales or refinancings and a 1% interest in net income, net loss, and distributions of adjusted cash from operations and cash from sales or refinancings.  Certain members and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership.  The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 in Item 8 above, which is incorporated herein by reference.

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

Except as set forth below no person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any officer of the General Partner beneficially owns any Limited Partnership Interests or BACs.  The following table sets forth the number of BACs beneficially owned as of May 27, 2017 by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each executive officer of the General Partner of RILLC and (iii) the directors and executive officers of the general partner of RILLC as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

	Amount and Nature of		Percentage
Name of Beneficial Owner (1)	Beneficial Ownership		of Class

Lehigh Tax Credit Partners, Inc.	2,868.06	(2)	6.3%
J. Michael Fried	2,868.06	(2)(3)	6.3%
Alan P. Hirmes	2,868.06	(2)(3)	6.3%
Stuart J. Boesky	2,868.06	(2)(3)	6.3%
Stephen M. Ross	2,868.06	(2)(3)	6.3%
Marc D. Schnitzer	2,868.06	(2)(3)	6.3%
Ivyl T. Boyce	-		-
Alan T. Fair	-		-

All executive officers of the general partner of the Related
General Partner as a group (two persons)	-		-

(1)	The address for each of the persons in the table is 1225 17th Street, Denver Colorado 80202.
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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co LLP for professional services rendered for the audit of the Partnership’s annual consolidated financial statements for the years ended March 31, 2017 and 2016 and for the reviews of the financial information included in the Partnership’s quarterly reports on Form 10-Q for those years were $66,500 and $88,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
		Sequential Page

(a) 1.	Financial Statements

	Reports of Independent Registered Public Accounting Firms	15-17

	Consolidated Balance Sheets at March 31, 2017 and 2016	18

	Consolidated Statements of Operations for the years ended March 31, 2017 and 2016	19

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the years ended March 31, 2017 and 2016	20

	Consolidated Statements of Cash Flows for the years ended March 31, 2017 and 2016	21

	Notes to Consolidated Financial Statements	22

(a) 2.	Condensed Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm on Supplementary Information	45

	Schedule I - Condensed Financial Information of Registrant	46

	Schedule III - Real Estate and Accumulated Depreciation	49

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

		By:	RELATED INDEPENDENCE L.L.C.,
General Partner

		By:	CENTERLINE MANAGER LLC,
Manager

		By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC, Sole Member
		By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	June 29, 2017		By:	/s/ Ivyl T. Boyce
Ivyl T. Boyce
Chief Financial Officer

Date:	June 29, 2017		By:	/s/ Alan T. Fair
Alan T. Fair
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ivyl T. Boyce	Chief Financial Officer of Centerline Capital Group LLC	June 29, 2017
Ivyl T. Boyce

/s/ Alan T. Fair	President and Chief Executive Officer of Centerline Capital Group LLC	June 29, 2017
Alan T. Fair

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To the Partners

Independence Tax Credit Plus L.P. IV and Subsidiaries

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independence Tax Credit Plus L.P IV and Subsidiaries as of March 31, 2017 and 2016 and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for the years then ended (not presented herein); and in our report dated June 29, 2017, and based upon the report of other auditors, we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the information set forth in the accompanying Schedule I and Schedule III is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ RAICH ENDE MALTER & CO. LLP

New York, New York

June 29, 2017

INDEPENDENCE TAX CREDIT PLUS L.P. IV

SCHEDULE I

CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

(Not Including Consolidated Subsidiary Partnerships)

CONDENSED BALANCE SHEETS

	March 31,
	2017	2016

ASSETS
Cash and cash equivalents	$1,841,212	$515,178
Cash held in escrow	82,119	82,119
Other assets	67,052	10,942

Total assets	$1,990,383	$608,239

LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates	$—	$12,852
Other liabilities	63,579	61,750

Total liabilities	63,579	74,602

Partners’ capital	1,926,804	533,637

Total liabilities and partners’ capital	$1,990,383	$608,239

See Report of Independent Registered Public Accounting Firm on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

SCHEDULE I

CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2017	2016

Revenues

Other income	$—	$300

Expenses

Administrative and management	448,700	246,293
Administrative and management-related parties	281,597	305,695

Total expenses	730,297	551,988

Loss from operations	(730,297)	(551,688)

Gain on sale of investments in subsidiary partnerships	5,358,628	2,742,986

Equity in loss of subsidiary partnerships *	(3,235,164)	(2,788,920)

Distribution income from subsidiary partnership	—	2,893,071

Net income	$1,393,167	$2,295,449

See Report of Independent Registered Public Accounting Firm on Supplementary Information.

*Includes suspended prior year losses of investments in accordance with equity method of accounting, amounting to ($3,418,786) and ($4,738,944) for the years ended March 31, 2017 and 2016, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

SCHEDULE I

CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

(Not Including Consolidated Subsidiary Partnerships)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2017	2016

Cash flows from operating activities:

Net income	$1,393,167	$2,295,449

Adjustments to reconcile net income to net cash used in operating activities:
Equity in loss on subsidiary partnerships	3,235,164	2,788,920
Gain on sale of investments in subsidiary partnerships	(5,358,628)	(2,742,986)
Distribution income from subsidiary partnership	—	(2,893,071)
Changes in operating assets and liabilities:
(Decrease) increase in other assets	(56,110)	5,944
Decrease in due to general partner and affiliates	(12,852)	(2,334,840)
Decrease in other liabilities	1,831	(9,473)

Net cash used in operating activities	(797,428)	(2,890,057)

Cash flows from investing activities:

Proceeds from sales of investments in subsidiary partnerships	2,123,462	—

Net cash provided by investing activities	2,123,462	—

Cash flows from financing activities:

Distributions from subsidiary partnerships	—	2,893,071

Net cash provided by financing activities	—	2,893,071

Net increase in cash and cash equivalents	1,326,034	3,014

Cash and cash equivalents, beginning of year	515,178	512,164

Cash and cash equivalents, end of year	$1,841,212	$515,178

See Report of Independent Registered Public Accounting Firm on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

SCHEDULE III

CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2017

		Initial Cost to Partnership			Gross Amount at which Carried at Close of Period
				Cost							Life on which
				Capitalized							Depreciation in
				Subsequent to							Latest Income
			Buildings and	Acquisition:		Buildings and		Accumulated	Year of	Date	Statements is
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation*	Construction/Renovation	Acquired	Computed

Apartment Complexes

Fawcett Street Limited Partnership
Tacoma, WA	1,544,366	390,654	4,247,465	(2,302,818)	396,383	1,938,918	2,335,301	$2,284,168	1996 - 97	June 1996	27.5 years

	$1,544,366	$390,654	$4,247,465	$(2,302,818)	$396,383	$1,938,918	$2,335,301	$2,284,168

*           Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership at the date of acquisition.

See Report of Independent Registered Public Accounting Firm on Supplementary Information.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

SCHEDULE III

CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2017

(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	For the Years Ended March 31,
	2017	2016	2017	2016

Balance at beginning of year	$8,127,960	$12,118,890	$7,946,808	$11,028,981
(Adjustment to) additions during year:
Land, building and improvements	—	46,171	-	-
Discontinued operations, dispositions and impairments	(5,792,659)	(4,037,101)	(5,666,845)	(3,111,235)
Depreciation expense	-	-	4,205	29,062
Balance at close of year	$2,335,301	$8,127,960	$2,284,168	$7,946,808

At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P. IV, the entire purchase price paid by Independence Tax Credit Plus L.P. IV was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital.

See Report of Independent Registered Public Accounting Firm on Supplementary Information.