Form 10-Q
period 2017-06-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2017-08-10
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☑ No

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2017	2017
	(Unaudited)	(Audited)
ASSETS

Operating assets
Cash and cash equivalents	$1,896,994	$1,841,212
Cash held in escrow	—	82,119
Due from local general partners and affiliates (Note 2)	—	56,111
Other assets	10,944	10,944

Total operating assets	1,907,938	1,990,386

Assets from discontinued operations (Note 6)
Property and equipment - (at cost, net of accumulated depreciation of $0 and $2,284,169, respectively)	—	51,133
Other assets held for sale	—	429,411
Total assets from discontinued operations	—	480,544

Total assets	$1,907,938	$2,470,930

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating liabilities
Accounts payable	$74,375	$63,619
Due to general partners and affiliates	2,774	—

Total operating liabilities	77,149	63,619

Liabilities from discontinued operations (Note 6)
Mortgage notes payable (net of deferred costs of $0 and $32,299, respectively)	—	1,527,076
Other liabilities held for sale	—	304,035
Total liabilities from discontinued operations	—	1,831,111

Total liabilities	77,149	1,894,730

Commitments and contingencies

Partners’ capital (deficit)
Limited partners (45,844 BACs issued and outstanding)	2,198,680	901,928
General partner	(367,891)	(380,989)

Independence Tax Credit Plus L.P. IV total	1,830,789	520,939

Noncontrolling interests	—	55,261

Total partners’ capital (deficit)	1,830,789	576,200

Total liabilities and partners’ capital (deficit)	$1,907,938	$2,470,930

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
	2017	2016*

Total revenues	$—	$—

Expenses
General and administrative	37,444	91,773
General and administrative-related parties	58,536	63,645

Total expenses	95,980	155,418

Loss from operations	(95,980)	(155,418)
Income from discontinued operations (including gain on sale of property) (Note 4)	1,350,569	48,675

Net loss	1,254,589	(106,743)

Less: net loss (income) attributable to noncontrolling interests from discontinued operations	55,261	(205)

Net income (loss) attributable to Independence Tax Credit Plus L.P. IV	$1,309,850	$(106,948)

Loss from operations – limited partners	$(95,020)	$(153,864)
Income from discontinued operations – limited partners	1,391,772	47,985

Net income (loss) – limited partners	$1,296,752	$(105,879)

Number of BACs outstanding	45,844	45,844

Loss from operations per weighted average BAC	$(2.07)	$(3.36)
Income from discontinued operations per weighted average BAC	30.36	1.05

Net income (loss) per weighted average BAC	$28.29	$(2.31)

* Reclassified for comparative purposes.

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ (Deficit) Capital

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – March 31, 2017	$576,200	$901,928	$(380,989)	$55,261

Net income (loss)	1,254,589	1,296,752	13,098	(55,261)

Partners’ capital (deficit) – June 30, 2017	$1,830,789	$2,198,680	$(367,891)	$-

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$1,254,589	$(106,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	847	2,406
Amortization of debt issuance costs	288	1,170
Gain on sale of property	(1,496,361)	—
Changes in assets and liabilities:
Decrease in cash held in escrow	7,532	4,763
(Increase) decrease in other assets	(71,669)	24,191
Increase (decrease) in accounts payable	1,495	(10,903)
Increase in accrued interest payable	—	2,428
Increase (decrease) increase in security deposit payable	1,000	(3,045)
Increase in due to local general partners and affiliates	—	23,055
Decrease in due from general partner and affiliates	13,165	—
Decrease in due to general partner and affiliates	2,774	69,532

Total adjustments	(1,540,929)	113,597

Net cash (used in) provided by operating activities	(286,340)	6,854

Cash flows from investing activities:
Increase (decrease) in cash held in escrow	73,572	(10,941)
Increase in due to local general partners and affiliates	22,468	—

Net cash provided by (used in) investing activities	96,040	(10,941)

Cash flows from financing activities:
Repayments of mortgage notes	(20,462)	(40,052)

Net cash used in financing activities	(20,462)	(40,052)

Net decrease in cash and cash equivalents	(210,762)	(44,139)
Cash and cash equivalents at beginning of year	2,107,756	867,364
Cash and cash equivalents at end of year	$1,896,994	$823,225

Summarized below are the components of the gain on sale of property:
Property and equipment, net of accumulated depreciation	$50,590	$—
Deferred costs	15,116	—
Other assets	119,137	—
Cash held in escrow	143,938	—
Accounts payable	(2,807)	—
Mortgage payable	(1,506,903)	—
Accrued interest	(56,839)	—
Security deposits	(15,391)	—
Due to local general partners and affiliates	(243,202)	—

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements, as of June 30,  2017, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and two other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.  The Partnership sold its last remaining investment on June 26, 2017.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On April 15, 2015, Alden Torch Financial LLC, a newly formed Delaware limited company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA.

For financial reporting purposes, the Partnership’s fiscal quarter ends June 30. The remaining Local Partership’s fiscal quarter ends March 31. Accounts of the remaining Local Partnership have been adjusted for intercompany transactions from April  1st through June 30th. The Partnership’s fiscal quarter ends three months after the remaining Local Partnership in order to allow adequate time for the subsidiary’s financial statements to be prepared and consolidated.  All  intercompany accounts and transactions with the remaining Local Partnership have been eliminated in consolidation.

The net loss (income) attributable to noncontrolling interests from discontinued operations amounted to approximately $55,261 and $(205) for the three months ended June 30, 2017 and 2016, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2017.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of June 30,  2017 and the results of their operations and their cash flows for the three months ended June 30, 2017 and 2016.  However, the operating results and cash flows for the three months ended June 30, 2017 may not be indicative of the results for the entire year.

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

June 30, 2017

(Unaudited)

of April 1, 2016 and it has been applied retroactively for all periods presented. This update did not have a material impact on the presentation of the Partnership’s financial position.

In March of 2016, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Shared Based Payment Accounting: Topic 718” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is affective for annual periods beginning after December 15, 2016 and early adoption is permitted. The new guidance did not have an impact on the Partnership’s condensed consolidated financial statements.

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

In February 2015, the Financial Accounting Standards Board issued Accounting Standard Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU modifies existing consolidation guidance  related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and early adoption is permitted. The new guidance did not have an impact on the Partnership’s condensed consolidated financial statements.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 2 – Related Party Transactions

A)Related Party Expenses

An affiliate of the General Partner, Independence SLP IV L.P., had a  0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended
	June 30,
	2017	2016*
Partnership management fees (a)	$5,800	$24,500
Expense reimbursement (b)	52,736	39,145
Total general and administrative-General Partners	$58,536	$63,645

*Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended
	June 30,
	2017	2016*
Local administrative fee (c)	$150,187	$3,157
Total general and administrative-General Partner	150,187	3,157
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	6,249	22,973

Total general and administrative-related parties	$156,436	$26,130

*Reclassified for comparative purposes.

(a)

The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $— and $— were accrued and unpaid as of June 30,  2017 and March 31,  2017, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $2,400 and $0 were accrued and unpaid as of June 30,  2017 and March 31,  2017, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves.

(c)

Independence SLP IV L.P., (“SLP”) a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $— and $— were accrued and unpaid as of June 30,  2017 and March 31,  2017, respectively. The Partnership sold its last remaining investment on June 26, 2017, at the closing date it was determined that the Local partnership owed $150,187 of SLP fees which were not accrued, these fees were paid on the closing date out of sale proceeds.

B)Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from discontinued operations consist of the following, which are reported as a component of other liabilities held for sale in the accompanying condensed consolidated balance sheet:

	June 30,	March 31,
	2017	2017
Operating advances	—	220,734

	$—	$220,734

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

June 30, 2017

(Unaudited)

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

	At June 30, 2017		At March 31, 2017
	(Unaudited)		(Audited)
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$—	$—	$1,544,366	$1,360,695

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

NOTE 4 – Sale of Properties

The Partnership sold its last remaining investment on June 26, 2017. All gains and losses on sales are included in discontinued operations.

On June 26, 2017, the property and the related assets and liaiblities for Fawcett Street Limited Partnership (“Fawcett”) were sold to an unaffiliated third party for a sales price of $2,125,000. The Partnership received $0 as a distribution from this sale after the repayment of the mortgages, other liaiblities and closing costs of approximately $2,125,000. The sale resulted on a gain of approximately $1.496.000 which was recorded during the quarter ended June 30, 2017. SLP fees owed but not accrued in the amount of approximately $150,000 were paid out of sale proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

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

NOTE 5 – Discontinued Operations

As of June 30, 2017, there were no assets classified as discontinued operations. The following table summarizes the financial position of Fawcett because it has been classified as assets held for sale as of March 31, 2017. (See Note 4).

	June 30,	March 31,
	2017	2017*
Assets
Property and equipment - (at cost, net of accumulated depreciation of $0 and $2,284,169, respectively)	$—	$51,133
Cash and cash equivalents	—	266,544
Cash held in escrow	—	142,923
Other assets	—	19,944
Total assets	$—	$480,544

Liabilities
Mortgage notes payable (net of deferred costs of $0 and $32,299, respectively)	$—	$1,527,076
Accounts payable	—	12,071
Accrued interest payable	—	56,839
Security deposits payable	—	14,391
Due to local general partners and affiliates	—	220,734
Total liabilities	$—	$1,831,111

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three months ended June 30, 2017, Fawcett which was sold in June 2017 was classified as discontinued operations.  In order to present comparable results to the three months ended June 30, 2016,  Bakery Village which was sold in September 2016 and Fawcett Street were classified as discontinued operations in the condensed consolidated financial statements.

Condensed Consolidated Statements of Discontinued Operations:

	Three Months Ended
	June 30,
	2017	2016*

Revenues

Rental income	$98,249	$408,138
Other	1,512	22,267
Gain on sale of property	1,496,363	—

Total revenue	1,596,124	430,405

Expenses
General and administrative	22,749	129,603
General and administrative-related parties	156,436	26,130
Repairs and maintenance	32,980	74,394
Operating and other	16,523	58,955
Real estate taxes	—	26,043
Insurance	4,636	20,133
Interest	11,386	44,068
Depreciation and amortization	845	2,406

Total expenses	245,555	381,732

Income from discontinued operations	1,350,569	48,673

Noncontrolling interest in loss (income) of subsidiaries from discontinued operations	55,261	(205)

Income from discontinued operations – Independence Tax Credit Plus L.P. IV	$1,405,830	$48,468

Income from discontinued operations – limited partners	$1,391,772	$47,982

Number of BACs outstanding	45,844	45,844

Income from discontinued operations per weighted average BAC	$30.36	$1.05

*Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

Cash Flows from Discontinued Operations:

	Three Months Ended
	June 30,
	2017	2016*

Net cash (used in) provided by operating activities	$(472,207)	$49,673

Net cash provided by (used in) investing activities	$226,123	$12,114

Net cash used in financing activities	$(20,461)	$(38,882)

*Reclassified for comparative purposes.

NOTE 7 – Commitments and Contingencies

a)     Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per entity per institution. At times, the balances exceed the FDIC insurance limit.

b)     Property Management Fees

Property management fees incurred by the Local Partnerships amounted to approximately $6,000 and $23,000 for the three months ended June 30, 2017 and 2016, respectively.  Of these fees, approximately $6,000 and $23,000 were incurred to the Local General Partners and are related to discontinued opreations for the three months ended June 30, 2017 and 2016, respectively.

c)     Subsequent Events

The Partnership evaluated all subsequent events from the date of the condensed consolidated balance sheet through the issuance date of these financial statements and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the condensed consolidated financial statements other than the following:

On June 26, 2017, the Partnership sold its last remaining investment. At this time, the amount of reserves to be set aside for the payment of accrued operating expenses and liquidation expenses has not yet been determined. There can be no assurance that there will be any remaining funds available for distributions to BAC holders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships. The Partnership has sold its last remaining investments on June 26, 2017.  Through June 30, 2017, the Partnership has sold its limited partnership interests in nine Local Partnerships and the property and the related assets and liabilities of five Local Partnerships have been sold.   All gains and losses on sales are included in discontinued operations. All gains and losses are included in discontinued operations.

Liquidation of the Partnership in accordance with Section 8.1(ii) of the Limited Partnership Agreement requires the Partnership to dissolve 150 days following the sale of the Partnership’s last remaining investment. Following dissolution, the General Partner will cause the Partnership to liquidate as soon thereafter as possible at which time the remaining assets (i.e. cash) of the Partnership will be used to first pay any remaining liabilities of the Partnership and the costs of liquidation with the remaining balance, if any, distributed to the General Partner and the BACs holders in accordance with the Partnership Agreement. Dissolution is expected to take place on or about November 27, 2017, with the liquidation and termination of the Partnership to follow shortly thereafter. At this time, the amount of reserves to be set aside for the payment of accrued operating expenses and liquidation expenses has not yet been determined. There can be no assurance that there will be any remaining funds available for distributions to BACs holders.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal (other than possible sales and/or refinance proceeds and distributions), are available to meet the obligations of the Partnership.  During the three months ended June 30, 2017 and 2016,  there were no distributions from operations of the Local Partnerships or distributions to the Partenrship from sale proceeds.   The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.

During the three months ended June 30, 2017, cash and cash equivalents of the Partnership decreased approximately $211,000.  This decrease was due to cash used in operating activities of approximately ($286,000), and repayment of mortgage notes of approximately ($20,000),  which exceeded a decrease in cash held in escrow relating to investing activities of approximately ($74,000), net repayments from local general partners and affiliates of approximately ($23,000). Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization in the amount of approximately ($800).

Total expenses from operations for the three months ended June 30, 2017 and 2016, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $37,444 and $91,773, respectively.

Accounts payable from operations as of June 30, 2017 and March 31, 2017 were $74,376 and $63,619, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accounts payable from discontinued operations as of June 30, 2017 and March 31, 2017 was $— and $12,071, respectively. Accrued interest payable from discontinued operations as of June 30, 2017 and March 31, 2017 was $— and $56,839, respectively.  Such amount represents the accrued interest on all mortgage loans, which included primary and secondary loans.  Certain secondary loans had provisions such that interest was accrued but not payable until a future date.  In addition, the last remaining Local Partnership’s mortgage note was collateralized by the land and buildings of the Local Partnership, and was without further recourse to the Partnership.

The Partnership has unconsolidated cash reserves of approximately $1,897,000 at June 30, 2017. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $— and $— were accrued and unpaid as of June 30, 2017 and March 31, 2017, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

All other payables are expected to be paid, if at all, from working capital reserves.  See Note 2 in Item 1 for further discussion of amounts due to the General Partner and its affiliates.

Results of Operations

The following is a summary of the results of operations for the Partnership for the three months ended June 30, 2017 and 2016,  respectively, excluding the results of its discontinued operations which are not reflected in the following discussion.

General and administrative-related parties’ expenses decreased approximately $5,000 for the three and three months ended June 30, 2017, as compared to the corresponding periods ended June 30, 2016,  primarily due to an overall decrease in partnership management fees resulting from the sale of properties at the Partnership level.

General and administrative for non-related parties’ expenses decreased approximately $54,000 a for the three months ended June 30, 2017, as compared to the corresponding periods ended June 30, 2016,  primarily due to a decrease in legal expenses at the Partnership level.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Fair Value Measurements

See Note 3 in Item 1 for methods and assumptions used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The following is a summary of certain accounting estimates considered critical by the Partnership.  The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2017.

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

During the three months ended June 30, 2017, the Partnership has not recorded any loss on impairment of assets.  Through June 30, 2017, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of property.

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

(b) Changes in Internal Controls over Financial Reporting.  During the period ended June 30, 2017, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

By:	RELATED INDEPENDENCE L.L.C.,
General Partner

By:	CENTERLINE MANAGER LLC,
Manager

By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	August 10, 2017	By:	/s/ Ivyl T. Boyce
Ivyl Boyce
Chief Financial Officer

Date:	August 10, 2017	By:	/s/ Alan T. Fair
Alan T. Fair
President and Chief Executive Officer