Form 10-Q
period 2017-09-30
INDEPENDENCE TAX CREDIT PLUS LP IV
filed 2017-11-14
CIK 940329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2017	2017
	(Unaudited)	(Audited)
ASSETS

Operating assets
Cash and cash equivalents	$2,123,715	$1,841,212
Cash held in escrow	—	82,119
Due from local general partners and affiliates (Note 2)	—	56,111
Other assets	—	10,944

Total operating assets	2,123,715	1,990,386

Assets from discontinued operations (Note 6)
Property and equipment - (at cost, net of accumulated depreciation of $0 and $2,284,169, respectively)	—	51,133
Other assets held for sale	—	429,411
Total assets from discontinued operations	—	480,544

Total assets	$2,123,715	$2,470,930

LIABILITIES AND PARTNERS’ CAPITAL

Operating liabilities
Accounts payable	$23,099	$63,619
Due to general partners and affiliates	55,510	—

Total operating liabilities	78,609	63,619

Liabilities from discontinued operations (Note 6)
Mortgage notes payable (net of deferred financing costs of $0 and $32,299, respectively)	—	1,527,076
Other liabilities held for sale	—	304,035
Total liabilities from discontinued operations	—	1,831,111

Total liabilities	78,609	1,894,730

Commitments and contingencies

Partners’ capital (deficit)
Limited partners (45,844 BACs issued and outstanding)	2,410,854	901,928
General partner	(365,748)	(380,989)

Independence Tax Credit Plus L.P. IV total	2,045,106	520,939

Noncontrolling interests	—	55,261

Total partners’ capital	2,045,106	576,200

Total liabilities and partners’ capital	$2,123,715	$2,470,930

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016*	2017	2016*

Total revenues	$—	$—	$—	$—

Expenses
General and administrative	40,331	124,749	77,775	216,521
General and administrative-related parties	52,736	62,760	111,272	126,405

Total expenses	93,066	187,509	189,047	342,926

Loss from operations	(93,066)	(187,509)	(189,047)	(342,926)
Income from discontinued operations (including gain on sale of property) (Note 4)	307,385	5,314,948	1,657,953	5,363,622

Net income	214,319	5,127,439	1,468,906	5,020,696

Less: net loss attributable to noncontrolling interests from discontinued operations	—	131,924	55,261	131,718

Net income attributable to Independence Tax Credit Plus L.P. IV	$214,319	$5,259,363	$1,524,167	$5,152,414

Loss from operations – limited partners	$(92,135)	$(185,635)	$(187,156)	$(339,497)
Income from discontinued operations – limited partners	304,311	5,392,403	1,696,082	5,440,387

Net income – limited partners	$212,176	$5,206,768	$1,508,926	$5,100,890

Number of BACs outstanding	45,844	45,844	45,844	45,844

Loss from operations per weighted average BAC	$(2.01)	$(4.06)	$(4.08)	$(7.41)
Income from discontinued operations per weighted average BAC	6.64	117.63	37.00	118.67

Net income per weighted average BAC	$4.63	$113.57	$32.92	$111.26

* Reclassified for comparative purposes.

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Capital

For the Six Months Ended September 30, 2017

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ capital (deficit) – March 31, 2017	$576,200	$901,928	$(380,989)	$55,261

Net income (loss)	1,468,906	1,508,926	15,241	(55,261)

Partners’ capital (deficit) – September 30, 2017	$2,045,106	$2,410,854	$(365,748)	$-

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net income	$1,468,906	$5,020,696
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	847	3,405
Amortization of debt issuance costs	288	1,170
Gain on sale of property	(1,803,747)	(5,247,186)
Changes in assets and liabilities:
Decrease in cash held in escrow	7,532	625
Increase in other assets	(103,664)	(156,097)
Decrease in accounts payable	(49,789)	(62,540)
Increase in accrued interest payable	—	5,021
Increase in security deposit payable	1,000	1,076
Increase in due from general partner and affiliates	56,111	—
Increase in due to general partner and affiliates	55,510	135,448

Total adjustments	(1,835,912)	(5,319,078)

Net cash used in operating activities	(367,006)	(298,382)

Cash flows from investing activities:
(Increase) decrease in cash held in escrow	(8,547)	4,267
Net repayments to local general partners and affiliates	22,468	56,363
Proceeds from sale of property	400,000	2,120,988
Costs paid relating to sale of property	(10,495)	—

Net cash provided by investing activities	403,426	2,181,618

Cash flows from financing activities:
Repayments of mortgage notes	(20,461)	(124,299)

Net cash used in financing activities	(20,461)	(124,299)

Net increase in cash and cash equivalents	15,959	1,758,937
Cash and cash equivalents at beginning of period	2,107,756	867,364
Cash and cash equivalents at end of period	$2,123,715	$2,626,301

Summarized below are the components of the gain on sale of property:
Proceeds from sale of property	$(400,000)	$(2,120,988)
Costs paid relating to sale of property	10,495	—
Property and equipment, net of accumulated depreciation	50,590	127,847
Deferred costs	15,116	65,552
Other assets	119,137	217,938
Cash held in escrow	143,938	390,453
Accounts payable	(2,807)	(15,522)
Mortgage payable	(1,506,903)	(3,193,718)
Accrued interest	(56,839)	(9,223)
Security deposits	(15,391)	(132,247)
Due to local general partners and affiliates	(243,202)	(498,266)
Subscription payment	82,119	(79,012)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements, as of September 30, 2017, include the accounts of Independence Tax Credit Plus L.P. IV (the “Partnership”) and two other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credits.   The Partnership sold its last remaining investment on June 26, 2017.  The general partner of the Partnership is Related Independence L.L.C., a Delaware limited liability company (the “General Partner”). Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On April 15, 2015, Alden Torch Financial LLC, a newly formed Delaware limited liability company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA.

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

The net loss attributable to noncontrolling interests from discontinued operations amounted to $0 and $131,924 and $55,261 and $131,718 for the three and six months ended September 30, 2017 and 2016, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2017.

In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of September 30, 2017 and the results of their operations and their cash flows for the six months ended September 30, 2017 and 2016.  However, the operating results and cash flows for the six months ended September 30, 2017 may not be indicative of the results for the entire year.

On June 26, 2017, the Partnership sold its last remaining investment. Liquidation of the Partnership in accordance with Section 8.1(ii) of the Limited Partnership Agreement requires the Partnership to dissolve 150 days following the sale of the Partnership’s last remaining investment. Following dissolution, the general Partner will cause the Partnership to liquidate as soon thereafter as possible at which time the remaining assets (i.e.cash) of the Partnership will be used to first pay any remaining liabilities of the Partnership and the cost of liquidation with the remaining balance, if any, distributed to the General Partner and BACs holders in accordance with the Partnership Agreement. Dissolution is expected to take place on or about November 30, 2017, with the liquidation and termination of the Partnership to follow shortly thereafter. At this time, the amount of reserves to be set aside for the payment of accrued operating expenses and liquidation expenses has not yet been determined. There can be no assurance that there will be any remaining funds available for distributions

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

to BAC holders. However, based on current estimates the General Partner does not believe such amounts will be substantial.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standard Update 2015-03: Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as currently required. Management has adopted the guidance in ASU 2015-03 as of April 1, 2016 and it has been applied retroactively for all periods presented. This update did not have a material impact on the presentation of the Partnership’s financial position.

In March of 2016, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Shared Based Payment Accounting: Topic 718” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 was effective for annual periods beginning after December 15, 2016. The new guidance did not have an impact on the Partnership’s condensed consolidated financial statements.

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

In February 2015, the Financial Accounting Standards Board issued Accounting Standard Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU modifies existing consolidation guidance  related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The ASU was effective for fiscal years and interim periods within those years beginning after December 15, 2015. The new guidance did not have an impact on the Partnership’s condensed consolidated financial statements.

In May 14, 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Partnership for the fiscal year beginning April 1, 2018 and the effects of the standard on the Partnership’s condensed consolidated financial statements are not known at this time.

In August 2014, FASB issued ASU No 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. The new guidance was effective for all annual and interim periods ending after December 16, 2016. The new guidance did not have an impact on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.

NOTE 2 – Related Party Transactions

A)Related Party Expenses

An affiliate of the General Partner, Independence SLP IV L.P., had a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties from operations for the three and six months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Partnership management fees (a)	$—	$23,615	$5,800	$48,115
Expense reimbursement (b)	52,736	39,145	105,472	78,290
Total general and administrative-General Partners	$52,736	$62,760	$111,272	$126,405

*Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016*	2017	2016*
Local administrative fee (c)	$—	$3,160	$150,187	$6,317
Total general and administrative-General Partner	—	3,160	150,187	6,317
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	—	21,651	6,249	44,624

Total general and administrative-related parties	$—	$24,811	$156,436	$50,941

*Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

(a)

The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates.  Partnership management fees owed to the General Partner amounting to approximately $0 and $0 were accrued and unpaid as of September 30, 2017 and March 31, 2017, respectively.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees beyond the Partnership’s ability to pay them.

(b)

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $55,000 and $0 were accrued and unpaid as of September 30, 2017 and March 31, 2017, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves.

(c)

Independence SLP IV L.P., (“SLP”) a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fees owed to Independence SLP IV L.P. amounting to $0 and $0 were accrued and unpaid as of September 30, 2017 and March 31, 2017, respectively. The Partnership sold its last remaining investment on June 26, 2017, at the closing date it was determined that the Local partnership owed $150,187 of SLP fees which were not accrued, these fees were paid on the closing date out of sale proceeds.

B)Due to/from Local General Partners and Affiliates

The amounts due to Local General Partners and affiliates from discontinued operations consist of the following, which are reported as a component of other liabilities held for sale in the accompanying condensed consolidated balance sheet:

	September 30,	March 31,
	2017	2017
Operating advances	$—	$220,734

	$—	$220,734

NOTE 3– Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

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

	At September 30, 2017		At March 31, 2017
	(Unaudited)		(Audited)
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$—	$—	$1,544,366	$1,360,695

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

September 30, 2017

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

On June 26, 2017, the property and the related assets and liabilities for Fawcett Street Limited Partnership (“Fawcett”) were sold to an unaffiliated third party for a sales price of $2,125,000. The Partnership received $0 as a distribution from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $2,125,000. The sale resulted in a gain of approximately $1,496,000 which was recorded during the quarter ended June 30, 2017. SLP fees owed but not accrued in the amount of approximately $150,000 were paid out of sale proceeds.  An adjustment to the gain of approximately $308,000 was recorded during the quarter ended September 30, 2017 due to the Partnership receiving   sale proceeds offset by legal fees related to the sale paid by the Partnership, which resulted in the overall gain being increased to $1,803,747.

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

NOTE 5 – Discontinued Operations

As of September 30, 2017, there were no assets classified as discontinued operations. The following table summarizes the financial position of Fawcett because it has been classified as assets held for sale as of March 31, 2017. (See Note 4).

	September 30,	March 31,
	2017	2017*
Assets
Property and equipment - (at cost, net of accumulated depreciation of $0 and $2,284,169, respectively)	$—	$51,133
Cash and cash equivalents	—	266,544
Cash held in escrow	—	142,923
Other assets	—	19,944
Total assets	$—	$480,544

Liabilities
Mortgage notes payable (net of deferred costs of $0 and $32,299, respectively)	$—	$1,527,076
Accounts payable	—	12,071
Accrued interest payable	—	56,839
Security deposits payable	—	14,391
Due to local general partners and affiliates	—	220,734
Total liabilities	$—	$1,831,111

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and six months ended September 30, 2017, Fawcett which was sold in June 2017 was classified as discontinued operations. In order to present comparable results to the three and six months ended September 30, 2016, Bakery Village which was sold in September 2016 and Fawcett Street were classified as discontinued operations in the condensed consolidated financial statements.

Condensed Consolidated Statements of Discontinued Operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016*	2017	2016*

Revenues

Rental income	$—	$411,572	$98,249	$819,710
Other	—	17,294	1,512	39,561
Gain on sale of property	307,385	5,247,186	1,803,747	5,247,186

Total revenue	307,385	5,676,052	1,903,508	6,106,457

Expenses
General and administrative	—	98,748	22,749	228,351
General and administrative-related parties	—	24,811	156,436	50,941
Repairs and maintenance	—	91,458	32,980	165,852
Operating and other	—	57,158	16,523	116,113
Real estate taxes	—	26,365	—	52,408
Insurance	—	19,008	4,636	39,141
Interest	—	41,386	11,386	85,454
Depreciation and amortization	—	2,170	845	4,576

Total expenses	—	361,104	245,555	742,836

Income from discontinued operations	307,385	5,314,948	1,657,953	5,363,621

Noncontrolling interest in loss (income) of subsidiaries from discontinued operations	—	131,924	55,261	131,718

Income from discontinued operations – Independence Tax Credit Plus L.P. IV	$307,385	$5,446,872	$1,713,214	$5,495,339

Income from discontinued operations – limited partners	$304,311	$5,392,403	$1,696,083	$5,440,384

Number of BACs outstanding	45,844	45,844	45,844	45,844

Income from discontinued operations per weighted average BAC	$6.64	$117.63	$37.00	$118.67

*Reclassified for comparative purpose.

INDEPENDENCE TAX CREDIT PLUS L.P. IV
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Cash Flows from Discontinued Operations:

	Six Months Ended
	September 30,
	2017	2016*

Net cash (used in) provided by operating activities	$(480,736)	$5,449,368

Net cash provided by (used in) investing activities	$234,653	$(2,337,867)

Net cash used in financing activities	$(20,461)	$(3,232,257)

*Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a)     Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per entity, per institution. At September 30, 2017, uninsured cash and cash equivalents amounted to approximately $1,874,000.

b)     Property Management Fees

Property management fees incurred by the Local Partnerships amounted to approximately $— and $22,000 and $6,000 and $45,000 for the three and six months ended September 30, 2017 and 2016, respectively.  Of these fees, approximately $— and $22,000 and $6,000 and $45,000 were incurred to the Local General Partners and are related to discontinued opreations for three and six months ended September 30, 2017 and 2016, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fourteen Local Partnerships. The Partnership sold its last remaining investments on June 26, 2017. Through September 30, 2017, the Partnership has sold its limited partnership interests in nine Local Partnerships and the property and the related assets and liabilities of five Local Partnerships have been sold.    All gains and losses on sales are included in discontinued operations. All gains and losses are included in discontinued operations.

Liquidation of the Partnership in accordance with Section 8.1(ii) of the Limited Partnership Agreement requires the Partnership to dissolve 150 days following the sale of the Partnership’s last remaining investment. Following dissolution, the General Partner will cause the Partnership to liquidate as soon thereafter as possible at which time the remaining assets (i.e. cash) of the Partnership will be used to first pay any remaining liabilities of the Partnership and the costs of liquidation with the remaining balance, if any, distributed to the General Partner and the BACs holders in accordance with the Partnership Agreement. Dissolution is expected to take place on or about November 30, 2017, with the liquidation and termination of the Partnership to follow shortly thereafter. At this time, the amount of reserves to be set aside for the payment of accrued operating expenses and liquidation expenses has not yet been determined. There can be no assurance that there will be any remaining funds available for distributions to BACs holders.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales and/or refinance proceeds and distributions.  Such funds, although minimal, are available to meet the obligations of the Partnership.  During the six months ended September 30, 2017 and 2016, there were no distributions from operations of the Local Partnerships, In addition, during the six months ended September 30, 2017 and 2016, distributions to the Partnership from sales proceeds amounted to approximately $400,000 and $2,121,000, respectively.

During the six months ended September 30, 2017, cash and cash equivalents of the Partnership increased approximately $16,000. This increase was due to proceeds for the sale of property of approximately $400,000, and net repayments from local general partners and affiliates of approximately $22,000, which exceeded cash used in operating activities of approximately ($367,000), repayment of mortgage notes of approximately ($20,000),  increase in cash held in escrow relating to investing activities of approximately ($9,000), and costs paid relating to sale of property of approximately ($10,000). Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization in the amount of approximately ($800).

Total expenses from operations for the three and six months ended September 30, 2017 and 2016, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $40,330 and $124,749 and $77,775 and $216,521, respectively.

Accounts payable from operations as of September 30, 2017 and March 31, 2017 were $23,099 and $63,619, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accounts payable from discontinued operations as of September 30, 2017 and March 31, 2017 was $— and $12,071, respectively. Accrued interest payable from discontinued operations as of September 30, 2017 and March 31, 2017 was $— and $56,829, respectively.  Such amount represents the accrued interest on all mortgage loans, which included primary and secondary loans.  Certain secondary loans had provisions such that interest was accrued but not payable until a future date.  In addition, the last remaining Local Partnership’s mortgage note was collateralized by the land and buildings of the Local Partnership, and was without further recourse to the Partnership.

The Partnership has unconsolidated cash reserves of approximately $2,124,000 at September 30, 2017. Such amount is considered sufficient to cover the Partnership’s remaining liabilities and the costs of liquidation.

Long Term

Partnership management fees owed to the General Partner amounting to approximately $0 and $0 were accrued and unpaid as of September 30, 2017 and March 31, 2017, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates.

All other payables are expected to be paid, if at all, from working capital reserves.  See Note 2 in Item 1 for further discussion of amounts due to the General Partner and its affiliates.

Results of Operations

The following is a summary of the results of operations for the Partnership for the three and six months ended September 30, 2017 and 2016, respectively, excluding the results of its discontinued operations which are not reflected in the following discussion.

General and administrative-related parties’ expenses decreased approximately $10,000 and $15,000 for the three and six months ended September 30, 2017, as compared to the corresponding periods ended September 30, 2016, primarily due to an overall decrease in partnership management fees resulting from the sale of properties at the Partnership level.

General and administrative for non-related parties’ expenses decreased approximately $84,000 and $139,000 a for the three and six months ended September 30, 2017, as compared to the corresponding periods ended September 30, 2016, primarily due to a decrease in legal expenses and accrued audit fees at the Partnership level.

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

During the six months ended September 30, 2017, the Partnership has not recorded any loss on impairment of assets.  Through September 30, 2017, the Partnership has recorded approximately $35,686,000 as an aggregate loss on impairment of property.

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

(b) Changes in Internal Controls over Financial Reporting.  During the period ended September 30, 2017, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. IV

(Registrant)

By:	RELATED INDEPENDENCE L.L.C.,
General Partner

By:	CENTERLINE MANAGER LLC,
Manager

By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	November 14, 2017	By:	/s/ Ivyl T. Boyce
Ivyl Boyce
Chief Financial Officer

Date:	November 14, 2017	By:	/s/ Alan T. Fair
Alan T. Fair
President and Chief Executive Officer